Form 10-K
period 1993-12-31
TEXACO INC
filed 1994-03-28
CIK 97349

UNITED  STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549
                             Form 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993	Commission file number 1-27

                        T e x a c o   I n c .
           (Exact name of registrant as specified in its charter)

	Delaware	                            74-1383447
   (State or other jurisdiction of
    incorporation or organization)     (I.R.S. Employer Identification No.)
     2000 Westchester Avenue
     White Plains, New York  	                      10650
(Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (914) 253-4000

                              -------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
   Title of each class                on which registered
   -------------------                -----------------------
Common Stock, par value $6.25          New York Stock Exchange
                                       Midwest Stock Exchange
                                       The Stock Exchange, London
                                       Basle, Geneva and Zurich Exchanges
                                       Amsterdam, Antwerp and Brussels Exchanges
Series C Variable Rate Cumulative
  Preferred Stock                      New York Stock Exchange
Rights to Purchase Series D
  Junior Participating
  Preferred Stock                       New York Stock Exchange
6-7/8% Cumulative Guaranteed
  Monthly Income Preferred Shares*      New York Stock Exchange
8-1/2% Notes, due February 15, 2003**   New York Stock Exchange
8-5/8% Debentures, due June 30, 2010**  New York Stock Exchange
8.65% Notes, due January 30, 1998**     New York Stock Exchange
9% Notes, due October 1, 1994**	        New York Stock Exchange
9% Notes, due November 15, 1996**       New York Stock Exchange
9% Notes, due November 15, 1997**       New York Stock Exchange
9% Notes, due December 15, 1999**       New York Stock Exchange
9-3/4% Debentures, due
  March 15, 2020**                      New York Stock Exchange
Extendible Notes, due June 1, 1999
  (8-1/2%  to June 1, 1998)**           New York Stock Exchange
Extendible Notes, due March 1, 2000
  (9.45% to March 1, 2000)**            New York Stock Exchange
Extendible Notes, due
  January 15, 2000
  (8.95% to January 15, 2000)**  	      New York Stock Exchange

- ------------
* Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                         ----------------

    The Registrant (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past
90 days.
    Disclosure of delinquent filers in this Form 10-K, definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K pursuant to Item 405 of Regulation S-K IS NOT applicable.
    The aggregate market value of Texaco Inc. Common Stock held by non-affiliates at the close of business on February 28, 1994, based on the New York Stock Exchange composite sales price, was approximately $16,803,000,000. The market value of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 28, 1994, totaled approximately $669,901,000. The liquidation value of Series F ESOP Convertible Preferred Stock held in the Employees Savings Plan of Texaco Inc. at the close of business on February 28, 1994, totaled approximately $48,436,000.
    As of February 28, 1994, there were 259,169,722 outstanding shares of Texaco Inc. Common Stock -- par value $6.25.
    Portions of the following documents are incorporated herein by reference:

                                                                Part of
                Document                                       Form 10-K
                --------                                       ---------
Texaco Inc. Annual Report to Stockholders for the year 1993      I, II
Proxy Statement of Texaco Inc. relating to the 1994 Annual
  Meeting of Stockholders                                         III

                          TABLE OF CONTENTS

                                                                             Page
               	                                        --------------------------------------------
                                                                       Texaco Inc.
                                                        Texaco Inc.     Year 1993       Texaco Inc.
     	                                                 Year 1993    Annual Report        1994
Form 10-K Item                                           Form 10-K   To Stockholders  Proxy Statement
- --------------                                           ---------   ---------------  ---------------

                                               PART I


1. Business
     Development and Description of Business                 1-4         _                _
2. Properties
     Exploration and Production Activities                   5-16        _                _
     Supplementary Exploration and Production Information    16-18       _                _
     Manufacturing and Marketing Activities                  19-29       _                _
     Trading and Transportation Activities                   29-30       _                _
     Research and Development Activities                     30-34       _                _
     Alternate Energy Activities                             34-36       _                _
     Environmental, Health and Safety Activities             36-37       _                _
3. Legal Proceedings                                         38-39       _                _
4. Submission of Matters to a Vote of Security Holders       39          _                _


Executive Officers of the Registrant                         40          _                _

                                           PART II

5. Market for the Registrant's Common Equity
     and Related Stockholder Matters                         41          65               _
6. Selected Financial Data                                   41          64               _
7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     41          24-33	           _
8. Financial Statements                                      41          34-55            _
   Supplementary Data - Oil and Gas Information              41          56-62            _
                      - Selected Quarterly Financial Results 41          63               _
9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                  41          _                _

                                          PART III

10. Directors and Executive Officers of the Registrant       41          _                *
11. Executive Compensation                                   41          _                *
12. Security Ownership of Certain Beneficial Owners
      and Management                                         41          _                *
13. Certain Relationships and Related Transactions           41          _                *

                                          PART IV

14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K                                            42-44       _                _

- -----------------
    * Information provided under these captions will be contained in the forthcoming Proxy
      Statement of Texaco Inc. relating to the 1994 Annual Meeting of Stockholders.

                                  PART  I
                                TEXACO  INC.




Item 1.  Business


                DEVELOPMENT AND DESCRIPTION OF BUSINESS

     Texaco Inc. was incorporated in Delaware on August 26, 1926, as The Texas Corporation. Its name was changed in 1941 to The Texas Company and in 1959 to Texaco Inc. It is the successor of a corporation incorporated in Texas in 1902. As used herein and within the portions of the documents incorporated by reference, the term Texaco Inc. refers solely to Texaco Inc., a Delaware corporation. The use of such terms as "Texaco," "company," "division," "organization," "we," "us," "our" and "its," when referring either to Texaco Inc. and its consolidated subsidiaries or to subsidiaries and affiliates either individually or collectively, is only for convenience and is not intended to describe legal relationships.

     Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas and petroleum products. Texaco owns, leases, or has interests in extensive production, manufacturing, marketing, transportation and other facilities throughout the world. A description of the Company's worldwide operations follows in Item 2, Properties, beginning on page 5. Additionally, information regarding sales to significant affiliates and geographical financial data appear on pages 34 and 54, respectively, of Texaco Inc.'s 1993 Annual Report to Stockholders, applicable portions of which are incorporated herein by reference. Except as indicated under Items 1, 2, 3, 5, 6, 7, 8 and 14, no other data appearing in the 1993 Annual Report to Stockholders are deemed to be filed as part of this Annual Report on Form 10-K.

     In the third quarter of 1993, Texaco made the determination that substantially all of its worldwide chemical operations would be sold. Memorandums of understanding were entered into with Huntsman Financial Corporation ("Huntsman"), an affiliate of the Jon M. Huntsman Group of Companies, for the sale of these operations. Except for the lubricant additives portion of the chemical business, the sale to Huntsman is expected to be completed in April 1994, subject to completing a definitive agreement and obtaining any required governmental approvals. The sale of the lubricant additives business is expected to take place by September 30, 1994. Texaco has agreed to cooperate with Huntsman, at their request, to sell the lubricant additives business to a third party.

     In February 1989, Texaco completed the sale of its 78% interest in Texaco Canada Inc., an integrated oil and gas company. Excluded from the sale were a small number of former Texaco Canada Inc. properties that were transfered to a newly formed company, Texaco Canada Petroleum Inc. In December 1988, Texaco consummated the formation of Star Enterprise, a joint-venture partnership for refining, distributing and marketing petroleum products in 26 East and Gulf Coast states and the District of Columbia. In June 1988, Texaco completed the sale of its 99.12% share of Deutsche Texaco A.G., an integrated oil and gas company with operations in West Germany and Dubai.

Research Expenditures

     Texaco Inc. and subsidiary companies' worldwide expenditures for research, development and technical support for continuing operations amounted to approximately $185 million in 1993 and $200 million in both 1992 and in 1991. These expenditures exclude amounts applicable to the discontinued chemical operations of approximately $45 million in 1993 and $50 million in both 1992 and 1991.

Environmental Expenditures

     Information regarding capital expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1993, and projections for 1994 and 1995, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from page 29 of Texaco Inc.'s 1993 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies engaged in continuing operations as of December 31, 1993 totaled 32,514.
The comparable number of employees as of December 31, 1992 was 34,774. These totals exclude some 2,400 employees in 1993 and 2,800 employees in 1992 involved in discontinued chemical operations.

Certain Factors Which May Affect Business

     In recent years, a number of changes affecting the petroleum industry have occurred both in the United States and abroad. In the United States and other countries in which Texaco operates, various laws and regulations are either now in force, in standby status or under consideration, dealing with such matters as production restrictions, import and export controls, price controls, crude oil and refined product allocations, refined product specifications, environmental, health and safety regulations, retroactive and prospective tax increases, cancellation of contract rights, expropriation of property, divestiture of certain operations, foreign exchange rate changes and restrictions as to convertibility of currencies, tariffs and other international trade restrictions. The industry may also be affected by strikes and other industrial disputes. All of these factors have contributed to an environment of change both in the United States and abroad.

     A number of legislative proposals are currently under consideration by the U.S. Congress and various State legislatures. Although it is not possible at this time to predict the ultimate form that any such proposals might take, or the likelihood of their enactment, such legislation, if passed, could adversely affect the petroleum industry and Texaco.

     The world economy remained sluggish in 1993. Although the United
States economy grew at a modest 2.9% rate in 1993, Western Europe and Japan slipped into recession, and the former Soviet Union continued to experience large contractions in domestic output. The most robust economic expansion continued to occur in the developing and newly-industrialized nations of the Pacific Rim.

     Largely reflecting the recessions in Western Europe and Japan, and economic depression in the former Soviet Union, world oil demand declined from 67.1 million BPD in 1992 to 66.9 million BPD in 1993. Demand in the industrial nations as a whole fell slightly: U.S. oil demand rose only 0.5% in 1993 from 17.1 million BPD to 17.2 million BPD, while combined oil demand in Western Europe and Japan declined by 0.2 million BPD, offsetting the small U.S. gain.

	                            WORLD PETROLEUM DEMAND
                                 (MILLION BPD)


                                      1993         1992         1991
                                      ----         ----         ----
Industrial Nations                    38.9         38.9         38.3

Developing Nations                    21.2         20.1         18.9

Former Soviet Bloc                     6.8          8.1          9.6
                                     -------------------------------
       TOTAL                         66.9          67.1         66.8

     Mirroring the severe economic conditions in the former Soviet Union and cutbacks in Russian exports, oil demand in the former Soviet bloc (including Eastern Europe) averaged 6.8 million BPD in 1993, a drastic fall of 17% versus 1992. On the other hand, demand in China and the other developing countries continued to grow strongly.

     On the supply side, total non-OPEC crude oil production continued its decline of the last several years, slipping from 35.9 to 35.1 million BPD, primarily because Russian output fell by over 1 million BPD from 1992 levels. However, non-OPEC crude production excluding Russia increased at rates not seen in many years, buoyed by record levels of production in the North Sea and significant increases in other areas.

     Notwithstanding the decline in world oil consumption and renewed expansion in non-OPEC supplies outside of the former Soviet Union, OPEC crude production rose to 24.7 million BPD in 1993, 0.7 million BPD higher than 1992 levels.

     Crude oil prices were stable during the first half of 1993, but declined sharply in the latter part of the year as a result of a general market perception of surplus oil supplies, the steady accumulation of excess oil inventories, and the continued possibility of Iraqi oil being added to an already saturated oil market. The spot price for West Texas Intermediate
(WTI) dropped by almost 25% between June 1993 and December 1993, to a low of $14.50 per barrel. For the year as a whole, WTI averaged $18.44 per barrel, 10% lower than the previous year.

     Despite the weakness in global oil demand, refiners' margins showed general improvement in most regions of the world, aided by lower crude prices.


Near-Term Outlook

     World economic growth is expected to pick up somewhat in 1994 as the U.S. expansion accelerates and Western Europe and Japan emerge from recession. Growth in much of the developing world should also continue to be robust. However, the economies of the former Soviet Union are expected to contract further in 1994, as economic restructuring continues.

     Spurred by continued economic expansion and exceptionally cold weather early in 1994, U.S. oil demand is expected to increase by about
0.3 million BPD to 17.5 million BPD. The beginnings of economic recovery in Western Europe and Japan are expected to add another 0.2 million BPD to world oil demand. As in 1993, the most significant growth in oil demand will be in the developing countries, where demand is expected to grow by 0.7 million BPD. These increases will be partially offset by declines in oil consumption in the former Soviet bloc, and world oil demand in total should rise by about 0.6 million BPD in 1994.

                    NEAR-TERM WORLD SUPPLY/DEMAND BALANCE
                               (MILLION BPD)

                                         1994          1993
                                         ----          ----
Demand                                   67.5          66.9

Supply

    Non-OPEC Crude                       34.9          35.1

    OPEC Crude                           24.7          24.7

    Other Liquids                         7.9           7.7
                                         ------------------
Total Supply                             67.5          67.5

Stock Change                              --            0.6
                                         ------------------

     After the steady decline since the late 1980s, non-OPEC liquids production is likely to remain more-or-less flat in 1994 at about the 40.5 million BPD level. Former Soviet oil output will continue to fall, but at a slower rate than in 1993. The rate of decline in U.S. crude production should also moderate. These declines will be offset by strong gains in the U.K. sector of the North Sea and increases in many other non-OPEC producing countries.

     The outlook for OPEC production hinges largely on whether the OPEC members, battered financially by recent price declines, exercise renewed restraint. Posturing for an eventual resumption of Iraqi exports could well influence the behavior of key Arabian Gulf producers.

     After years of a market characterized by excess deliverability, the U.S. natural gas supply/demand continued to move into closer balance in 1993. Demand for natural gas is expected to grow as the U.S. economy strengthens and requirements for this environmentally-preferred fuel expand. Domestic natural gas supplies will continue to be augmented by imports from Canada.

                          -------------------

     In addition to the above factors, operations and investments in some foreign areas are subject to political and business risks. The nature of these risks varies from country to country and from time to time.

     The overall effect of the foregoing on Texaco cannot be predicted with any certainty.

Item 2. Properties

                  EXPLORATION AND PRODUCTION ACTIVITIES

     Worldwide, Texaco had a strong reserve replacement ratio of 112% of its combined net oil and natural gas production in 1993, continuing the five-year trend in which it has replaced an average of 106% of production. Finding and development costs of $3.84 per barrel of oil equivalent during the year sustained the fine record of the past five years in which Texaco has averaged a competitive $4.10 a barrel.

     This performance reflects the success of a value-added strategy through which pivotal investments of recent years--such as those in the United States, the United Kingdom North Sea and Indonesia--are adding new reserves and production.

     Texaco's exploration and producing activities are conducted by geographical divisions operating in the United States, Europe, Latin America and West Africa, and the Middle East and Far East. The Frontier Exploration Department has worldwide responsibility for new-venture exploration outside of established producing areas.

UNITED STATES

     In the United States, initiatives for developing and producing existing oil and gas reserves as efficiently as possible, as well as exploiting new growth opportunities, contributed to a strong performance in 1993:

o Daily net production in the United States averaged 423,000 barrels of crude oil and natural gas liquids, and 1.7 billion cubic feet of natural gas available for sale. On a total barrels of oil equivalent basis, this reflects a 2% production decline from 1992, a significant improvement over the historic rate of decline.

o A continuing drive to maximize the cash and earnings margins of each barrel of oil equivalent produced has contributed to significant expense reductions during the past three years, reinforcing the trend in which lifting costs have declined 45 cents per barrel of oil equivalent.

o Empowered teams of employees, using innovative technologies, are keeping the company at or near the top of its peer group in finding and development costs.

   Texaco is strategically positioned in a number of important areas of the United States. They include:

o Onshore and offshore areas along the Gulf Coasts of Texas, Louisiana and Alabama. This area provides approximately 32% of the company's U.S. oil production and 66% of its natural gas.

o The Permian Basin of West Texas and New Mexico, a mature area with large potential for additional development activity and enhanced recovery programs.

o Southern California, where heavy oil production from steamflood operations onshore, supplemented by offshore production from the Point Arguello field, totaled 127,000 barrels of oil and 79 million cubic feet of natural gas a day.


Gulf of Mexico

     The Gulf Coast area is Texaco's largest production center in the United States. These operations include substantial assets both on land and in state and federal waters offshore.

     Supported by new field development, as well as revitalization efforts on more mature properties, production in this area reached 135,000 barrels of liquids and nearly 1.2 billion cubic feet of natural gas a day in 1993.

     Here, as in other areas of the U.S. upstream, operations are managed by multi-disciplinary teams of professionals who are responsible for the progress and profitability of their asset portfolios.

Onshore

     In the onshore operations along the Gulf Coast, efforts by these teams are adding value to the reserve base and creating a leadership position for Texaco.

o Texaco is capitalizing on its increasing expertise in horizontal drilling to develop a 1983 discovery at the 100,000-acre Brookeland field in the Austin Chalk play of East Texas. There, geologists and field engineers are expanding on this technology by splitting each well into two horizontal sections in the productive zones at a cost lower than drilling two separate wells. At the end of 1993, production at Brookeland, a newly created core production area for Texaco, was 27 million cubic feet of gas and 3,700 barrels of oil a day.

o The Port Neches field is the site of a breakthrough enhanced recovery project in which carbon dioxide is being injected into field reservoirs. This project, selected for funding by the U.S. Department of Energy, is expected to provide information about future applications of CO2 injection technology in the Gulf Coast area.

o At the McAllen Ranch field in South Texas, new technology continues to add substantial value. It was Texaco's hydraulic fracturing technology, pioneered in the 1970s, that made natural gas production possible here.

     Now, a team of engineers and geologists, working with an integrated reservoir management tool developed by Texaco research, is identifying new pockets of potential recoverable reserves. Using data from a 3-D seismic survey and other detailed reservoir information, they are modeling the field's reservoirs in exacting detail. Aided by this advanced tool, they pinpointed the locations of two new wells in 1993 and plan to identify more drilling sites. Just as important, Texaco expects the computer modeling technique to assist in identifying new oil and gas reserves in other mature fields worldwide.

Offshore

     Texaco has been involved in offshore operations in the Gulf of Mexico since the 1950s and currently has equity interests in over 300 platforms. Some of the most exciting technology in the industry is being applied in this region, where the company has a strong acreage position.

     Through the use of 3-D seismic surveys and new drilling, Texaco is re-vitalizing currently productive properties, such as the Teal and Tiger Shoal fields. At Tiger Shoal, efforts during 1993 resulted in reserve additions of over 100 billion cubic feet of gas.

     With applied technology, field engineers have been able to double the potential recoverable reserves from the 50%-owned Tick field on the Garden Banks Block 189. The Tick platform reached productive capacity of 10,000 barrels of oil a day in 1993.

     A major development during 1994 will be the installation of a platform in 773 feet of water on the one-third-owned Hercules Prospect, on the Ewing Bank Block 873, which was discovered in 1991. The platform is expected to reach peak production of 30,000 barrels of oil a day in 1996.

     The timely completion of this project, from discovery to first produc-tion, reflects a commitment by Texaco to reduce cycle time in processing data and initiating development projects. Facilitating that effort are the growing number of computer workstations that are being used for this activity. This transition from mainframe computing equipment is realizing significant cost savings.

     Texaco's leadership in offshore production technologies is exemplified by its role in coordinating the DeepStar program, a cooperative effort by 16 major companies pooling technologies to recover potentially huge oil and gas reserves farther from shore in the Gulf of Mexico. This approach is based in part on Texaco's work to develop sophisticated metering and pumping systems that will reduce the costs of offshore installations.

California

     The Kern River field in California is one of the oldest in the United States. It is also Texaco's largest U.S. reserve asset, with production in 1993 averaging over 80,000 barrels of oil a day. The flow of heavy crude from some 4,600 producing wells in this giant field is assisted by the continuous injection of steam into its shallow reservoirs through more than 1,000 inject-ion wells.

     Nearly everything associated with Kern River operations is large:

o Some 750,000 barrels of water a day are produced with the oil.

o Mixed in with the oil and water are about two tons of sand a day.

o The field maintenance shops repair an average of 900 well pumps each month.

     The challenges posed by these numbers also offer opportunities on which field management teams of engineers and operating and maintenance personnel are capitalizing to cut costs and improve efficiency.

     The Kern River field has one of the industry's finest automated well-testing systems. Each of 172 automated well-test sites can measure the flow of liquids and the oil content from 36 wells into a holding tank. By identify-ing any wells in which production begins to drop off, this system facilit-ates the maintenance process.

    The Kern River operation is strengthened by its partnership with Texaco's research organization, which provides the most advanced technologies for increasing production and adding value to the reserves base. During 1993, the researchers conducted pilot studies for a system to measure the temperature in wells, a development that will provide new efficiencies through better calibration of heat distribution and, as a result, a reduction in steam use and utility costs.

     Together, these and other advanced technologies developed at Kern River have cut the cost of chemicals, labor and electricity at the field. Per barrel production costs have declined by more than 16% since 1990.

     The continuing development and refinement of technologies to better manage the flow of steam through reservoirs, to reduce the associated production of water with the crude oil, and to apply horizontal drilling all have the potential for significantly improving the production and ultimate recovery of oil.

West Texas and New Mexico

     Programs in the Permian Basin of West Texas and New Mexico, where Texaco has operated for nearly 70 years, include blending a time-tested technique, waterflooding, with modern approaches to field management.

     Initiated in 1992, the Permian Basin waterflood program will include 24 individual waterflood projects over a 10-year period. This enterprise is ex-pected to add as much as 11,000 barrels a day of new production by 2004, and an estimated 64 million barrels of crude oil reserves.

     There is also more potential for adding reserves in the Permian Basin through low-risk exploration by applying 3-D seismic technology and new wildcat drilling. Texaco has had a number of recent successes with this program, including:

o The drilling of three successful discovery wells at the Wolfcamp Trend in West Texas.

o Several wildcat discoveries in the Teague North field in New Mexico. A drilling and development program at the field is expected to add more than
  8.2 million barrels of new reserves.

     While advanced seismic technologies are now a fundamental tool for oil and gas exploration, the application of these techniques to exploitation drilling in proven areas can also yield impressive results. Of particular note is Texaco's focus on the development of natural gas reserves in proven areas of West Texas. Between mid-1992 and the end of 1993, the company drilled over 135 wells in the Conger and Ozona fields, adding some 109 billion cubic feet of gas reserves, as well as 8.2 million barrels of liquid reserves, at industry-competitive costs.

     As prices for natural gas continue an upward trend, the expansion of Texaco's activities in other areas of the United States reflects the commit-ment to increase U.S. reserves. They include:

o Expanding production from the gas-rich Mobile Bay area of Alabama.

o Exploration drilling at the Stagecoach Draw prospect in Wyoming, where Texaco is taking a fast-track approach to delineating the boundaries of a 1993 discovery.


Natural Gas Operations

     Texaco's financial strength, natural gas reserves position and reliability have traditionally held significant value for natural gas customers.

     When the Federal Energy Regulatory Commission (FERC) implemented its
Order 636 in November 1993, the natural gas industry completed a transition from a world of regulation and government oversight to a more market-responsive environment characterized by open access transportation, individualized pipeline services and deregulated commodity pricing.

     To capitalize on the new growth opportunities flowing from the FERC action and the strategic location of Texaco's resources and natural gas marketing expertise in the Gulf Coast area, Texaco, early in 1994, formed the Gulf Coast Star Center, a one-stop marketplace for consumers of natural gas and related services. The Gulf Coast Star Center consists of Texaco's natural gas trans-portation, storage, processing and marketing operations along the Gulf Coast.

   The centerpiece of this operation is the wholly owned Bridgeline Gas Distri-bution LLC. Bridgeline is a local distribution company whose principal asset is an intrastate pipeline system serving Louisiana's industrial corridor with over 60 end-user interconnects and average on-system demand of nearly 2 billion cubic feet of natural gas a day. Bridgeline is the leading marketer to Louisiana industrial customers. Bridgeline received FERC approval in 1993 to offer open-access transportation and storage services, allowing it to receive and transport gas to both interstate and intrastate pipelines.

    The system, including Bridgeline's 7.2 billion cubic foot storage facility in Sorrento, Louisiana, now interconnects virtually every major pipeline in the region. This provides the ability to move gas from the production area through pipelines serving the densely populated industrial areas of the East Coast and Midwest.

   Texaco's pipeline grid serving the Gulf Coast area includes its Sabine Pipe Line Company, an interstate pipeline which owns and operates the Henry Hub, the official standard delivery mechanism for the New York Mercantile Exchange natural gas futures contracts. Sabine interconnects with 38 interstate and intrastate pipelines serving the Gulf Coast, the Midwest, the South and the East Coast.

   In addition to the strategic value provided by Bridgeline and Sabine, Texaco also provides natural gas processing and natural gas liquids fractionation services through its wholly owned Henry, Floodway and Paradis plants. In 1993, these plants processed 708 million cubic feet of natural gas a day and fract-ionated 11.2 million barrels of natural gas liquids.

   Through its Gulf Coast Star Center, Texaco provides natural gas customers with access to an array of products and services and "well-head to burner-tip" expertise combining the reliability of a producer with the flexibility of a marketer.

    Sabine is further reinforcing its role as an administrator of natural gas hubs and market centers by working with CNG Transmission Corporation to establish and operate a market center on CNG's 7,400-mile interstate pipeline system. CNG's strategic location and its large gas storage capability make it an ideal location for the development of a market center in the northeastern states.

    Illustrative of an emerging Texaco strategy to aggressively seek out inter-national natural gas and liquid petroleum gas (LPG) markets is the recent expansion of the Ferndale LPG Storage Terminal near Anacortes, Washington, to provide additional import and export capabilities. Growing demand for propane and butane as fuels for heating, transportation and chemical feedstocks in Latin American and Pacific Rim nations has created a profitable niche market for the terminal, where annual throughput of LPG is expected to increase by one million barrels.


OTHER WESTERN HEMISPHERE

Latin America

     The acceleration of political and economic changes that encourage foreign investment in many Latin American nations increasingly present excellent opportunities for petroleum companies.

     In 1993, Texaco's net production averaged more than 18,500 barrels of oil and 117 million cubic feet of salable natural gas a day in Colombia and Trinidad. Expansion of producing capacity, together with the growth of infrastructure and demand in both countries, should contribute to a potential increase in gas sales in the region.

     The company is also pursuing exploration programs or new business ventures in Argentina, Venezuela, Peru and Bolivia.

     In Colombia, Texaco's regional base of upstream operations in Latin America, the company's position has been revitalized through the optimizat-ion of its core businesses. At the giant Chuchupa gas field, Texaco completed the country's first offshore horizontal well, adding more than 60 million cubic feet of gas a day to the field's capacity.

     During 1993, Texaco's daily net gas production from the area averaged 109 million cubic feet available for sale, up slightly from 1992. New markets for this expanded production capacity are being developed. As the Colombian Government continues to extend its gas transmission pipeline system into the interior, for example, Texaco will be in a position to supply additional gas for this growing market.

     Texaco also operates four fields in the Colombian interior with in-terests ranging from 50% to 100%. Texaco's net equity production from these fields averaged 9,000 barrels of oil a day in 1993. The Teca, Nare and Cocorna heavy oil fields in the Middle Magdalena Valley--under cyclic steam injection since 1970--are Texaco's core production and reserve base in Colombia. In 1992, Texaco initiated a pilot steam injection program in the Nare field; expansion to the entire field will depend upon market conditions.

     In an effort to add further value to its core businesses in Colombia, the company has successfully negotiated the lifting of restrictions imposed by the Government on its heavy oil production.

Expanding core production areas

     A focus on low-risk exploration continues as a strategic thrust in areas of Latin America that have high potential for expanding productive core areas.

     The company plans to acquire new seismic data on its Puerto Boyaca block on the south side of Colombia's Velasquez field, a mature property with existing processing and transportation infrastructure.

     In Trinidad, Texaco is evaluating a recent 3-D seismic survey to deter-mine the potential for extending the limits of existing oil fields in the Trinmar area, off the country's southwest coast. Trinmar, a mature producing area one-third-owned by Texaco, is a joint venture with Petrotrin, the govern-ment oil company. Texaco's net equity production averaged 9,500 barrels a day in 1993.

     Texaco's 50% interest, with British Gas, in the development of the large Dolphin natural gas field off the eastern coast of Trinidad reflects a major thrust of Texaco's worldwide upstream strategy.

     Located 60 miles offshore, the Dolphin field is estimated to contain reserves of more than one trillion cubic feet of gas. Development of this field will involve placing a platform in 400 feet of water and connecting it to an existing pipeline system 42 miles away.

     First Dolphin field production is scheduled for 1996. With daily pro-duction expected to peak at about 300 million cubic feet a day, of which Texaco's net equity production would be 128 million cubic feet a day, Texaco will be a major participant in the growing natural gas market of Trinidad and Tobago.

Canada

     Texaco Canada Petroleum Inc., 78% owned by Texaco, develops and markets natural gas and crude oil production from fields in Western Canada. Texaco's net equity daily production in 1993 was approximately 1,600 barrels of li-quids and about 34 million cubic feet of natural gas available for sale.

     At the end of 1993, Texaco--through its 50%-owned B.C. Star Partners affiliate--was conducting an exploratory drilling program on newly acquired leases at the Nig Creek prospect in British Columbia. Additional seismic study and drilling are likely in 1994.

     In an ongoing rationalization program, Texaco Canada Petroleum has been selling, acquiring and exchanging equity interests as part of a strategy to dispose of non-strategic assets while adding reserves to a company-operated core asset base. As a result of this program, production has increased, while total operating costs have declined.


EUROPE

     The strategy for Texaco's upstream operations in Europe focuses on doubling the value of its business by the year 2000. The steps to achieving that include accelerated development of new core productive areas; the best use of existing production, processing and transportation infrastructure; and aggressive exploration in areas where Texaco has already developed a sustain-able competitive advantage.

     Texaco participates in exploration and production licenses in eight European countries: the United Kingdom, Denmark, the Netherlands, Norway, Italy, Turkey, Bulgaria and Russia. All of its current production comes from the North Sea, with the exception of a small natural gas field in the Netherlands.

     Replacement of production by additions and revisions to net proved reserves was 302% in 1993, the seventh consecutive year in which European reserves replacement exceeded production. These additions continue to be made at industry-competitive finding and development costs.

United Kingdom

     In the United Kingdom, where Texaco operates or has interests in 11 producing fields, the year 1993 highlighted the start of production, follow-ing several years of intense investment and development activity, in several new fields, as well as the restart of production at the Piper field.

     Texaco's production from the offshore U.K. fields averaged 58,000 barrels of oil and natural gas liquids and approximately 22 million cubic feet of sal-able natural gas a day during the year. The bulk of the production was from the wholly owned Tartan, Highlander and Petronella (THP) fields and the Claymore (21.2% Texaco), Piper (23.5% Texaco) and Scapa (23.5% Texaco) fields. Produc-tion from the 12-year-old THP complex has been declining, but a team of engineers and geologists has been applying the latest advanced technology to stem the decline and prolong production.

     The Piper field came back on stream in February 1993. Besides providing an important source of production, its platform also processes the oil and gas produced from two new satellite fields, Saltire and Chanter, which began operating during the second quarter of 1993. Texaco's equity production through the Piper Bravo platform at the end of 1993 was approximately 32,000 barrels of oil a day.

     In the Southern Gas Basin of the North Sea, first production began in August from the Orwell field, with Texaco's share currently at 60 million cubic feet of natural gas a day. Orwell is a subsea multi-well development operated by remote control from 21 miles away through the world's longest undersea "umbilical" cord.

     The final addition in the string of successes during 1993 was the start of production in December from Texaco's 67%-owned Strathspey field in the northern area of the North Sea. Crude oil produced through a subsea template and pumped through a 10-mile-long pipeline to Chevron's Ninian platform will reach a level of 35,000 barrels a day during 1994.

     Output from these new fields in 1994 is expected to double Texaco's 1992 production volumes from the North Sea.

     As its new fields were being brought into production in 1993, Texaco was pursuing a successful field appraisal program in the Inner Moray Firth off the coast of Scotland. Here, in the wholly owned Block 13/22a, an ambitious drilling program was delineating the substantial Captain reservoir. On the basis of a 12-well drilling program, Texaco has decided to begin development of this 200-million-barrel field, with production expected to begin by 1996.

Denmark

     New production records were set in Denmark during the year as the result of a high level of development drilling and the startup of two new fields:
Regnar and Valdemar. The Danish Underground Consortium (DUC), in which Texaco has a 15% interest, has used horizontal drilling to considerable advantage in its chalk reservoirs. Texaco's net equity production from the DUC was 23,000 barrels of oil and more than 56 million cubic feet of salable natural gas a day in 1993.

     Texaco's share of DUC gas will nearly double to about 107 million cubic feet a day by 1997 as the result of a large gas sales agreement with the nat-ional gas company, Dansk Naturgas A/S.

Russia

     Texaco expanded its upstream activities into one of the most significant producing areas of the world in 1993 through an agreement with Sutorminskneft, a Western Siberian oil and gas production association, to restore production from idle wells in the Sutormin field in Western Siberia.

     Located in the northern portion of the Tyumen region of Western Siberia, the Sutormin field is approximately 1,500 miles east of Moscow. The field, which has recoverable reserves of approximately one billion barrels, current-ly produces about 140,000 barrels of oil a day. Approximately 40% of the wells in the field are idle due to various technical reasons. As a service contractor, Texaco has repaired and restored production to some 40 wells since June 1993.

     Texaco is also continuing negotiations on a production sharing agreement with the Russian Government and potential industry partners for the explor-ation and development of a large contract area some 1,100 miles northeast of Moscow in Russia's Timan Pechora region above the Arctic Circle. These negoti-ations could lead to a long-term development program in an area where 11 fields have been discovered and studies indicate the potential for more than 2 billion barrels of oil reserves.

     Most recently, in Russia's far eastern area, Texaco, with Mobil, has been awarded the rights to negotiate a production sharing agreement covering the 2,700-square-mile Kirinsky block off the coast of Sakhalin Island. Negotiations on the agreement began in January 1994.


OTHER EASTERN HEMISPHERE

Africa

     Upstream operations in Africa are conducted by the company's Latin America/West Africa Division. Texaco's net equity production from two countries, Angola and Nigeria, totaled nearly 16,000 barrels a day in 1993, and Texaco also conducted exploration operations during the year in Tunisia, Egypt and Cameroon.

     The success of Texaco's operations in Angola is best illustrated by the exploration and development program on the 131,000-acre offshore Block 2, where the company is the operator and holds a 20% interest.

     Since the late 1970s Texaco has drilled 66 exploration wells on this block with a 30% commercial success ratio. Based on that drilling, Texaco has brought seven of these fields into production, while the others are in various stages of appraisal or development.

     Despite the continuing civil war in Angola, Texaco's offshore net equity production was maintained at an average of 6,000 barrels a day. Texaco's share of liquids reserves in all of the Block 2 fields totaled more than 24 million barrels at the end of 1993.

     Texaco has presented the Angolan Government with final development plans for most of the currently undeveloped Block 2 fields. Production facilities for the Bagre, Estrella, Chopa, Lombo North and Calafate fields have been fabricated in the United States and will be shipped to Angola and installed after political conditions in the country improve.

     Plans are also in place for developing three other new fields, and the company is evaluating three recent discoveries before committing to their development. Peak total production rates of over 80,000 barrels a day, or 11,000 barrels a day of net equity production for Texaco, are estimated for Angola with the development of all of the Block 2 fields.

     Texaco also has a 16.33% interest in the FST block onshore in Angola, where net equity production of 3,300 barrels a day was shut-in early in 1993 following its capture by rebel forces.

     In addition, Texaco has joined with Shell Oil Company in exploring for potentially large new oil fields in Angola's deepwater Block 16. The work began in 1993 with 3-D seismic surveys of the area.

     In Nigeria, where Texaco is the operator and holds a 20% working interest, producing operations have not been affected by the ongoing politi-cal instability. Net equity crude oil production by the Texaco-led consortium operating the offshore Pennington, Middleton, North Apoi and Funiwa fields has increased to approximately 10,000 barrels a day, as the result of well workovers and new drilling.

     In mid-1993, Texaco announced a wildcat discovery at its Madu No. 1 well, 30 miles offshore in Block OML 85. The development potential of this well, which tested at a combined rate of over 5,000 barrels of oil a day, is under evaluation.

     Exploration teams in Nigeria are working to identify deeper productive formations within the limits of currently producing fields. Negotiations are under way toward obtaining new exploration acreage offshore.


MIDDLE EAST AND FAR EAST

     The Texaco Middle East/Far East Division (ME/FE) explores for and produces oil and gas in Indonesia, the Partitioned Neutral Zone between Saudi Arabia and Kuwait, Australia and China. It manages operational and contractual matters related to exploration programs by Texaco's Frontier Exploration Department in Malaysia, Myanmar, Thailand, China, Pakistan and other count-ries in the Middle East and Far East. The division contributed to Texaco's earnings in 1993 through the net production of nearly 188,000 barrels of liquids a day by Texaco subsidiaries and an affiliate, P.T. Caltex Pacific Indonesia.

Indonesia

     Texaco maintains a premier position in the Indonesian petroleum industry through the exploration and producing activities of its 50%-owned affiliates, P.T. Caltex Pacific Indonesia (CPI) and Amoseas Indonesia Inc.

     CPI is owned 50% each by Texaco and Chevron. It operates the Rokan production sharing contract granted to it by Pertamina, the Indonesian national oil company, as well as other production-sharing contracts granted to Texaco and Chevron subsidiaries in Sumatra.

     The Rokan contract, which includes the huge Minas waterflood and Duri steamflood enhanced oil recovery projects, accounts for approximately 550,000 barrels of oil a day. More sophisticated oil recovery technologies tailored to specific projects are being developed and will soon be tested to increase the recoverable reserves from the fields.

     CPI is the largest producing company in Indonesia and is responsible for nearly one-half of the country's oil production. Four production sharing contracts in Central Sumatra and one off the west coast of Sumatra cover some 11 million acres. Production in the areas covered by the contracts has been sustained over the past several years at approximately 700,000 barrels of oil a day, of which Texaco and Chevron each net about 120,000 barrels a day.

     In the Belida field (25% Texaco), located in the Conoco operated Block B portion of the Indonesian South Natuna Sea, Texaco's net share of oil produc-tion averaged 15,000 barrels a day. Discovered in 1989, the field came on production in October 1992.

     Amoseas is responsible for the joint Texaco/Chevron interests in Indonesia outside of Sumatra. It operates four petroleum contracts and one geothermal contract. In addition, Amoseas administers two petroleum contracts operated by other companies. These production sharing contracts cover some 20 million acres. One of the petroleum contracts produces oil, while five are still in the exploration stage. Amoseas is pursuing the development of Texaco's first geothermal venture in Java.

China

     Texaco is one of the largest petroleum contract holders in China. Its acreage, totaling over 7,700 square miles, is roughly equivalent in size to the State of New Jersey.

     A joint venture between Texaco, AGIP and Chevron--the ACT Operators Group--and the China National Offshore Oil Corporation operates two produc-ing fields in the South China Sea. ACT holds a 49% interest in this operation, the first commercial production in the South China Sea by a foreign company.

     One of these fields began producing in September 1990, and the other came on stream in late 1991; Texaco's share of combined production in 1993 was 8,000 barrels of oil a day. ACT is developing two other discoveries made near these fields in 1991. The first production is expected in late 1995.

OTHER FAR EAST

     In Malaysia, Texaco has a 50% interest and operates the offshore PM-14 concession in partnership with Santos and Clyde Petroleum. The first of six exploratory wells, completed in March 1992, tested significant flows of oil. Texaco has received an extension of its production-sharing contract to May 1997 to evaluate the potential for further exploration.

Australia

     Texaco participates in Australian exploration and producing activities primarily through its 28.6% interest in West Australian Petroleum Proprietary Limited (WAPET). In 1993, Texaco's share of production averaged 13,000 barrels of liquids and some 3 million cubic feet of salable natural gas a day.

     Exploration and development programs remain active in the prolific TP/3 permit area. The Saladin, Yammaderry and Cowle fields continue to perform above initial expectations, and the Roller and Skate fields are being developed, with first production scheduled during 1994.

     The production decline in the mature Barrow field has been stabilized through workovers, new drilling and development.

     The interpretation of 3-D seismic data from the large Gorgon gas field continues as part of a program to assess its development potential. Texaco is focusing its efforts to commercialize the Gorgon gas through a development plan that would involve liquefying the gas in Western Australia and exporting it in specially designed ships to high-growth markets along the Pacific Rim.

Middle East

     Through the wholly owned subsidiary, Saudi Arabian Texaco Inc., Texaco holds a concession from Saudi Arabia covering 50% of the petroleum resources in the onshore Partitioned Neutral Zone (PNZ) between Kuwait and Saudi Arabia. Texaco is moving ahead aggressively on the reconstruction of the producing facilities in the Zone that had sustained heavy damage during the Iraq/Kuwait conflict.

     A portion of Texaco's share of the restored production has been processed in nearby refining facilities of the Kuwait Petroleum Corporation. In addition, a contract for the sale of some of the crude directly to outside buyers became effective in May 1993.

     Recent reservoir studies indicate opportunities for adding significant reserves through extensions and through pressure maintenance of existing reservoirs. In 1993, Texaco drilled two rank wildcat wells to test prospective zones below the currently producing PNZ fields. Well data evaluation is underway.


FRONTIER EXPLORATION

     The Frontier Exploration Department has responsibility for all international frontier and new-venture exploration, encompassing all discretionary exploratory activities outside of Texaco's currently held assets and core business areas.

     Working in partnership with the international operating divisions, the frontier group follows a strategy for pursuing increasingly selective, higher quality and lower risk opportunities in areas of strategic interest. They in-clude China, Southeast Asia and other key areas where explor-ation complements existing business activities.

     During 1993, Texaco's frontier exploration activities included an aggressive evaluation program that drilled 13 wildcat or appraisal wells. Recent successful drilling included two discoveries that may represent important additions to natural gas reserves:

o Two successful confirmation wells on the Yetagun Prospect (50% Texaco), off the coast of Myanmar, where Texaco has already drilled two wildcat discoveries. Further evaluation of these three blocks covering nearly 9 million acres, as well as wildcat drilling on additional prospects, is planned for 1994.

o A potentially significant discovery in the Black Sea, off the coast of Bulgaria. In 1994, Texaco will drill two more wells on this 20%-owned 500,000-acre block, in which it is the operator.

     A highly focused program of wildcat drilling will continue in 1994 with planned wildcat and appraisal wells in nine countries including:

o Two wildcat wells in Thailand, one of which is offshore in the Gulf of Thailand on a 50%-owned, 3.6-million-acre block.

o A wildcat well in the West Shetlands area of the U.K. North Sea where Texaco has a one-third interest and is the operator on 607,000 acres. This prospect lies on an emerging productive trend in which Texaco had an interest in discoveries made in 1992.

o Five other medium-to-high-risk exploratory wells offshore Egypt and on land in Turkey, Tunisia and Argentina.

o One wildcat well offshore China in the Bohai Bay on a 50%-owned, 1.2-million-acre block southeast of Beijing. This area lies within a producing basin which holds an estimated 14 billion barrels of recoverable reserves.

     Texaco is the operator and a partner with AGIP and Maersk in the recent acquisition of three contract areas covering 2 million acres for exploration in the East China Sea. The group was among the first foreign contractors to sign agreements for exploration in this major offshore area.

     Early in 1994, Texaco and its four partners signed a petroleum contract for exploration in Block 1 of the Tarim Basin onshore China. Although exploration acreage has been available in limited areas since 1985, Block 1 and four others in the Tarim Basin represent the first large-scale opportuni-ties for foreign participation in exploration projects in the highly prospective Western China Basins.


SUPPLEMENTARY EXPLORATION AND PRODUCTION INFORMATION

     The following information concerns the oil and gas exploration, development and producing activities of Texaco Inc. and consolidated subsidiaries, as well as Texaco's equity in P.T. Caltex Pacific Indonesia
(CPI), a 50%-owned affiliate operating in Other Eastern Hemisphere areas:

       Estimates of Total Proved Net Oil and Gas Reserve Data Provided to
          Other Governmental Bodies and Availability of Oil and Gas

     Information concerning estimates of total proved net oil and gas reserve data provided to other governmental bodies and availability of oil and gas is incorporated herein by reference from pages 56 to 58 of Texaco Inc.'s 1993 Annual Report to Stockholders.

       Average Sales Prices and Production Costs - Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 61 of Texaco Inc.'s 1993 Annual Report to Stockholders.


Oil and Gas Acreage
                                                                      As of December 31, 1993
                                                                      -----------------------
        Thousands of acres                                             Gross            Net
        ------------------                                             -----            ---
  Producing
      Texaco Inc. and Consolidated Subsidiaries
          United States                                                 4,153           2,534
          Other Western Hemisphere                                        518             157
          Europe                                                          193              76
          Other Eastern Hemisphere                                        787             210
                                                                      -------         -------
                Total Texaco Inc. and Consolidated Subsidiaries	        5,651           2,977

      Equity in an Affiliate-Other Eastern Hemisphere                     207             103
                                                                      -------         -------
                    Total worldwide                                     5,858           3,080
                                                                      -------         -------
  Undeveloped
      Texaco Inc. and Consolidated Subsidiaries
          United States                                                 6,418           5,076
          Other Western Hemisphere                                     19,444          15,666
          Europe                                                        6,366           2,433
          Other Eastern Hemisphere                                     67,852          37,252
                                                                      -------         -------
                Total Texaco Inc. and Consolidated Subsidiaries	      100,080          60,427

      Equity in an Affiliate-Other Eastern Hemisphere                   2,239           1,120
                                                                      -------         -------
                Total worldwide                                       102,319          61,547
                                                                      -------         -------
                        Total Oil and Gas Acreage                     108,177          64,627
                                                                      =======         =======

Number of Wells Capable of Producing*
                                                                       As of December 31, 1993
                                                                       -----------------------
                                                                        Gross           Net
  Oil wells                                                             -----           ---
      Texaco Inc. and Consolidated Subsidiaries
          United States                                                40,824          18,497
          Other Western Hemisphere                                      2,264             482
          Europe                                                          220              55
          Other Eastern Hemisphere                                      1,256             423
                                                                      -------         -------
                Total Texaco Inc. and Consolidated Subsidiaries	       44,564          19,457

     Equity in an Affiliate-Other Eastern Hemisphere                    3,780           1,890
                                                                      -------         -------
                        Total worldwide**                              48,344          21,347
                                                                      =======         =======
  Gas wells
     Texaco Inc. and Consolidated Subsidiaries
          United States                                                 5,881           2,658
          Other Western Hemisphere                                        264              60
          Europe                                                           45              11
          Other Eastern Hemisphere                                         21               6
                                                                      -------         -------
                Total Texaco Inc. and Consolidated Subsidiaries	        6,211           2,735

     Equity in an Affiliate-Other Eastern Hemisphere                       22              11
                                                                      -------         -------
                        Total worldwide**                               6,233           2,746
                                                                      =======         =======

- ------------
 * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plug and abandonment have been excluded from the number of wells capable of producing.
** Includes 333 gross and 216 net multiple completion oil wells and 95 gross and 87 net multiple completion gas wells.



Oil, Gas and Dry Wells Completed                                    For the years ended December 31,
                                                 ------------------------------------------------------------------
                                                        1993                    1992                    1991
                                                 ------------------     -------------------     -------------------
                                                Oil     Gas     Dry     Oil     Gas     Dry     Oil     Gas     Dry
                                                ---     ---     ---     ---     ---     ---     ---     ---     ---
Net exploratory wells*
  Texaco Inc. and Consolidated Subsidiaries
        United States                            24     29      29      16      24      20      17      46      18
        Other Western Hemisphere                  _      _       1       2       1       3       2       1       9
        Europe                                    _      _       8       _       _       4       _       _       6
        Other Eastern Hemisphere                  _      1       8       1       _       3       1       _       6
                                                 ---   ---     ---     ---     ---     ---     ---     ---     ---
             Total Texaco Inc. and Consolidated
                Subsidiaries                     24     30      46      19      25      30      20      47      39
  Equity in an Affiliate-Other Eastern
    Hemisphere                                    1      _       1       1       _       _       1       _       1
                                                ---    ---     ---     ---     ---     ---     ---     ---     ---
                Total worldwide                  25     30      47      20      25      30      21      47      40
                                                ===    ===     ===     ===     ===     ===     ===     ===     ===

Net development wells
  Texaco Inc. and Consolidated Subsidiaries
        United States                           212     101     13     163      72       8      257     63      14
        Other Western Hemisphere                  8       2      2       3       1       1       28      2       1
        Europe                                    7       1      _       4       _       _        2      _       1
        Other Eastern Hemisphere                 14       _      _       9       _       _       10      _       _
                                                ---     ---    ---     ---     ---     ---      ---    ---     ---
            Total Texaco Inc. and Consolidated
                Subsidiaries                    241     104     15     179      73       9      297     65      16
  Equity in an Affiliate-Other Eastern
    Hemisphere                                   76       _      _     159       _       4      171      _      10
                                                ---     ---    ---     ---     ---     ---      ---    ---     ---
                Total worldwide                 317     104     15     338      73      13      468     65      26
                                                ===     ===    ===     ===     ===     ===      ===    ===     ===

- ---------------
* Exploratory wells which identify oil and gas reserves, but have not resulted in recording of proved reserves pending further evaluation, are not considered completed wells. Reserves which are identified by such wells are included in Texaco's proved reserves when sufficient information is available to make that determination.
  This is particularly applicable to deep exploratory areas which may require extended time periods to assess, such as the U.K. sector of the North Sea.



Additional Well Data                                            As of December 31, 1993
                                              ---------------------------------------------------------
                                               Wells in the               Pressure Maintenance
                                                process of          ----------------------------------
                                                 drilling                                Projects in
                                               ------------            Installations       the process of
                                              Gross     Net          in operation       being installed
                                              -----     ---          -------------      ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States                                107      82             529                     3
   Other Western Hemisphere                       1       1              14                     _
   Europe                                        29      19              13                     _
   Other Eastern Hemisphere                      32       8               4                     _
                                                ---     ---             ---                    --
       Total Texaco Inc. and Consolidated
           Subsidiaries                         169     110             560                     3
Equity in an Affiliate-Other Eastern
   Hemisphere                                     3       1               2                     _
                                                ---     ---             ---                    --
           Total worldwide                      172     111             562                     3
                                                ===     ===             ===                    ==


                     MANUFACTURING AND MARKETING ACTIVITIES

     Consumers in more than 150 countries benefit from the high-quality products and services of Texaco and its subsidiaries and affiliates. In preferred markets of the United States, Europe, Latin America and West Africa, the company focuses on the retail motor fuels and lubricants business, which consistently offers the highest potential for profitability. Texaco is also becoming a bigger player in the rapidly growing markets of the Pacific Rim countries through its 50%-owned affiliate Caltex.

       A network of modern, wholly or partly owned refineries situated near principal markets provides support for the marketing operations. This worldwide network is highly competitive in its conversion capacity, or ability to produce high-value, light products from the heavy, high-sulfur crude oils that prevail in world markets.

UNITED STATES

     The manufacture and marketing of Texaco-branded products in the United States is the responsibility of the company's wholly owned subsidiary Texaco Refining and Marketing Inc. (TRMI) and its 50%-owned affiliate Star Enterprise.

o TRMI sells motor fuels through a network of nearly 4,800 retail outlets in the 23 states that comprise its Mid-Continent, Pacific West and Pacific Northwest regions. In 1993, Texaco was the number three marketer of motor fuels in these regions, with a 6.9% share of the market. In the states of Oklahoma, Washington, Oregon, Arizona and Alaska, Texaco holds market shares greater than 15%.

o Star Enterprise--formed late in 1988 as a joint venture between sub-sidiaries of Texaco and the Saudi Arabian Oil Company--is by itself one of the largest petroleum products manufacturing and marketing companies in the United States. In the 26 Eastern and Gulf Coast states it serves, Star Enter-prise ranks second in motor fuel sales through its nearly 9,500 Texaco-branded retail outlets.

Manufacturing

     Texaco's equity crude processing capacity at seven refineries in the United States, including its 50% share of the three Star Enterprise plants, was 661,000 barrels a day in 1993. All of these facilities pursued programs in 1993 to increase conversion capacity, to meet regulatory mandates for fuel composition and to cut operating costs.

     The TRMI-operated facilities include:

o The El Dorado, Kansas, refinery, with an 80,000-barrel-a-day capacity and full conversion capability for processing high-sulfur crude oils. A new hydrotreater was added in 1993 to produce low-sulfur diesel mandated by the U.S. Environmental Protection Agency.

o The Puget Sound plant at Anacortes, Washington, with 132,000-barrels-a-day capacity and full conversion capability for running crudes from the Alaska North Slope and Canada. Modifications completed in 1993 upgraded 20,000-barrels-a-day capacity to produce low-sulfur diesel fuel mandated by the U.S. Environmental Protection Agency.

o The Los Angeles (95,000 barrels a day) and Bakersfield (54,000 barrels a day) refineries have high-conversion capabilities for running heavy, high-sulfur California crudes. Investments completed at both refineries in 1993 upgraded capacity to produce low-sulfur/low-aromatics diesel fuel mandated by the State of California.
   The refineries operated by Star Enterprise are located at:

o Port Arthur, Texas. Star's largest refinery has 235,000 barrels a day of crude running capacity. A 2,200-ton-a-day delayed coking unit, which came on stream late in 1992, significantly improved the competitiveness of this plant. Port Arthur is also the site of one of the most efficient facilities in the United States for manufacturing lubricant base oils. This plant produced some 5.6 million barrels of base oils in 1993.

o Convent, Louisiana. Located on the Mississippi River, 80 miles upstream from New Orleans, the Louisiana plant has 225,000-barrels-a-day capacity. Its strategic location enables it to receive imported crude oil from the Louisiana Offshore Oil Port and to ship refined products to markets on the East Coast through the Colonial Pipe Line. The addition of a 25,000-barrel-a-day diesel hydrotreater in 1993 further enhanced the capabilities of the refinery, which is one of the most efficient in the United States.

o Delaware City, Delaware. With 140,000 barrels a day of crude capacity, this efficient refinery is capable of processing heavy crudes to manufacture all of its product slate as light products. More than half of its gasoline is produced as premium-grade gasoline. Construction of units for making the gasoline oxygenates, methyl tertiary butyl ether (MTBE), and tertiary amyl methyl ether (TAME) was completed late in 1993 for startup early in 1994. Planned investments during 1994 and 1995 at the Star Enterprise refine-ries include enhancements to the fluid catalytic cracking units to achieve increased yields of gasoline and middle distillates.

Marketing

     In the first half of 1993, Texaco research scientists were completing work on a new gasoline additive with attributes that would enable Texaco to lay claim to a "new generation" gasoline. And planning was underway for the launch of New CleanSystem3 gasoline in the first quarter of 1994.

     Meanwhile, the TRMI and Star Enterprise marketing systems were paving the way for the introduction of New CleanSystem3 with other initiatives to strengthen the Texaco brand and build market share in motor fuels.

     A major program to improve retail outlets and customer satisfaction in 1993 involved joint ventures with major fast-food franchisers, joining opera-tions to maximize exposure and profitability for both partners. These combina-tions of the Texaco Star with the McDonald's Golden Arches and other widely recognized fast-food logos are still in an early stage, but the overall ini-tiative gained considerable momentum in 1993.

     Successful tests with McDonald's, Subway, Dunkin' Donuts, Hardee's, Taco Bell and Kentucky Fried Chicken gave impetus to programs for further analysis and development in 1994. Since the end of 1993, for example, Texaco has also entered into test agreements with Pizza Hut and Burger King.

     Few programs illustrate Texaco's commitment to its customers more than the "100% Customer Satisfaction Guarantee" program. This test program, initiated in 1991, has now been expanded to seven metro areas of the West and Southwest. Further expansion is planned for 1994.

     The "100% Satisfaction Guarantee" includes full money-back refunds, along with reward coupons to settle non-monetary complaints and encourage feedback. The main ingredients for a successful program are training and orientation sessions for employees, retailers and wholesalers and the es-tablishment of a consumer 1-800 telephone hotline. Results prove it is a program that retains customers and nurtures brand loyalty, while providing an effective means to encourage customer communication and to measure customer feedback.

   Other marketing initiatives begun or expanded during 1993 included:

o Stepped-up quality monitoring throughout the United States, further assuring customers of the integrity of the Texaco brand wherever Texaco motor fuels are sold.

o Creation of the Star Marketer Acceptance Corporation (Star MAC), a finan-cial institution for wholesalers established by Texaco and Star Enterprise along with National Westminster Bank and Texas Commercial Bank. Star MAC is a low-cost source of business improvement loans for Texaco-branded wholesalers.

o The introduction by Texaco and Star Enterprise of a Voluntary Insurance Program (VIP) for Texaco-branded wholesale and retail marketers. The VIP will provide all of their insurance needs with competitive coverage and premiums. Sedgwick James of Texas, Inc., the third largest insurance broker in the United States, will administer the program.

o Further momentum in the franchising of Star Mart convenience stores. At the end of 1993, 185 Star Marts were operating in the United States, in-cluding 10 franchise stores. Marketing the Star Mart franchise will be a major initiative in 1994.

     Also, during 1994, Texaco will begin testing the acceptance of regional bank-issued ATM cards in several cities as an alternative consumer payment option at Texaco locations.

Texaco Lubricants Company

     Texaco is the largest marketer of premium motor oils among the major integrated oil companies. An arm of Texaco Refining and Marketing Inc., Texaco Lubricants Company (TLC) is best known for its Havoline Formula3 motor oils, which are sold in all 50 states at Texaco-branded retail outlets, as well as distributorships and such mass merchandisers as Kmart, WalMart and its Sam's Club.

     To establish Texaco as a strong competitor in the rapidly growing niche market for synthetic motor oils, TLC introduced its Havoline Synthetic Motor Oil SAE 5W-40 early in 1993.

     TLC also offers a wide range of commercial and industrial lubricants, greases and antifreeze products. Recently, an enhanced promotional campaign has helped the company to secure a larger share of the agricultural lubri-cants market.

     Texaco operates six wholly owned blending plants which accounted for over 80% of its 1993 sales volume. The company supplements this equity lubricants and antifreeze blending capacity with production from contractors which meets Texaco's strict specifications.

     Texaco plans to launch a major used oil recycling program by mid-1994, upon completion of a $7.2-million plant in Marrero, Louisiana, which will be capable of converting 147,000 gallons a day of used lubricants into dis-tillate. TLC, through licensed used oil collection companies, will collect the used oil from commercial and industrial firms and public recycling centers.


Chemical Operations

     The sale of substantially all of Texaco's worldwide chemical operations to the Jon M. Huntsman Group of Companies ("Huntsman") is expected to be completed in April 1994 with the lubricant additives business sale expected to be completed later in 1994. Texaco will cooperate with Huntsman to effect the sale of the lubricant additives business to a third party.

     The decision to sell the chemical operations, including the lubricant additives business, was based on Texaco's continuing efforts to maximize shareholder value through assessments of market conditions, future capital requirements, return on investment and alternative investment opportunities.

     Texaco is retaining its fuel additives business, which is key to the production of the company's advanced New CleanSystem3 gasoline. Texaco is also retaining some solvent and intermediate chemicals production at its refinery in El Dorado, Kansas, and at the Delaware City Plant of Star Enterprise.

     In addition, Texaco continues to hold a 100% leasehold interest in a plant under construction at Port Neches, Texas, which will produce 400 million pounds a year of propylene oxide (PO) and 14,000 barrels a day of the gasoline oxygenate, methyl tertiary butyl ether (MTBE). Propylene oxide is used in the manufacture of many chemical-based products. This plant is expected to be on stream in late 1994. Texaco expects to use this plant to supply a portion of the company's MTBE requirements on a continuing basis. The balance of the MTBE, as well as the PO, will be marketed to third parties, and Texaco is currently entering into these contractual arrangements.

     As part of the purchase of Texaco's chemical operations, Huntsman is acquiring a two-year option to purchase either a 50% or 100% interest in the PO/MTBE plant.




OTHER WESTERN HEMISPHERE

Latin America

Through subsidiaries, Texaco manufactures and markets petroleum products in over 40 Latin American countries. The region's business potential continues to expand with the strengthening of local economies, the spread of privati-zation and the intense competition for foreign investment in the petroleum sector. Texaco is a long-established market leader and the company of choice in many of the Latin American countries.


Manufacturing

     The refineries that supply Texaco's growing markets in the region operate at levels that closely mesh with market demand for gasolines, kerosine, jet fuel, diesel and fuel oil.

     The Panama refinery, with average throughput of 34,000 barrels a day in 1993, processes Venezuelan and Ecuadorian crudes. A $77.6-million project now underway, with completion expected in 1995, will substantially increase efficiencies and improve yields.

     A wholly owned refinery in Guatemala and an interest in a refinery in Martinique have combined equity capacity of 17,000 barrels a day.

     Texaco's lubricant manufacturing capacity in Latin America reached 3.25 million barrels a year with improvements at major blending plants in Puerto Rico, El Salvador and Brazil.

Marketing

     Texaco is well represented throughout Latin America in fuels and lubricants businesses that are conducted largely through a network of nearly 5,000 retail outlets, as well as in operations providing petroleum products for industry and agriculture.

     In its strongest Latin American markets, Texaco holds a 28% share of the retail business and 24% of lubricants in the Caribbean region, and it supplies 25% of the fuels and 36% of the lubricants in Central America. These results flow from selective investments made in recent years to modernize manufactur-ing, distribution and retail facilities, as well as aggressive marketing programs.

     The Caribbean markets although small individually, together represent an important business segment of Texaco, with over 750 retail outlets selling some 11 million barrels of products in 1993.

     In Puerto Rico, where Texaco is the market leader, the launch of System3 gasoline in 1993 resulted in a 21% increase in sales volume, with most of the increase retained after the promotion. During the year, Texaco added six more Star Marts to its stations in Puerto Rico.

     Other major markets in the Caribbean region include the Dominican Republic, where Texaco is the retail market leader with nearly 150 stations, some with modern conveniences including Star Marts and Star Lubes, and Jamaica, where the local subsidiary operates more than 80 retail outlets.

     In Haiti, a profitable and expanding market for Texaco has been inter-rupted by political instability and U.S. economic sanctions.

     Texaco's Eastern Caribbean markets include Barbados, the Leeward Islands, French West Indies, Trinidad and Tobago, and Guyana.

     Consistent with its regional emphasis on improving margins and com-petitiveness through cost reductions, Texaco's Caribbean subsidiaries were negotiating strategic joint ventures during 1993 to share facilities with other operators in selected markets. In Puerto Rico, for example, a joint venture will supply fuel efficiently at the San Juan International Airport from the nearby Texaco terminal.

     The completion of a 100,000-barrel refined product import terminal in El Salvador and the conversion of Texaco's refinery in Honduras to an ocean terminal operation also illustrate a commitment to improved efficiency and reduced distribution costs throughout Central America.

     Texaco's Central American subsidiaries operate about 460 service stations in the major markets of Guatemala, Panama, El Salvador, Honduras, Nicaragua and Belize. Texaco is rebuilding a retail network in San Jose, Costa Rica, where, under more liberalized market conditions, it has opened five new outlets with Star Marts since 1991.

     Large and long-established businesses in a number of South American nations include:

o Brazil, one of Texaco's largest marketing subsidiaries, which sold 37.7 million barrels of petroleum products in 1993 through a network of 2,887 re-tail outlets and consumer accounts. It supplied some 21.5% of the country's lubricants.

o Colombia, where Texaco supplied 17.2% of the country's gasoline market in 1993 through 266 stations. Following the introduction of its first Star Mart there in 1991, another five were added by the end of 1993.

o Uruguay, where Texaco supplies some 19% of the gasoline market through 82 stations.

o Chile, where Texaco's investment in 10 modern service stations--eight with Star Marts--in the capital city of Santiago present opportunities for further expansion.

o Ecuador, where 42% of the country's lubricants were supplied by Texaco in 1993. This high brand awareness provides a base for possible future entry into the retail motor fuels business.

Lubricants

     Texaco's 250,000 barrel-a-year lube blending and packaging plant in Guayanilla, Puerto Rico, is a modern facility that manufactures a full line of products. It is an efficient regional supply source for markets throughout the Caribbean, as well as Puerto Rico. Texaco has similar regional supply points to serve markets in the Andean Region and the Southern Cone.

     In El Salvador, a modern blending plant provides a full line of pro-ducts, supplying some 40% of El Salvador's lubricants market through an extensive network of distributors and modern service stations. Early in 1994, Texaco completed a new 100,000-barrel refined product import terminal at Puerto de Acajutla to improve efficiency and lower distribution costs.
Texaco Brasil S.A. operates a fully integrated blending, packaging and additives complex in Rio de Janeiro and a state-of-the-art grease manu-facturing facility in Sao Paulo. With private-brand blending operations supplementing its Texaco-brand production, the highly efficient plant in Rio de Janeiro has production of 1.6 million barrels of lubricants a year.


EUROPE

     In 1993, Texaco Europe committed itself to customer-oriented strategies aimed at creating "the company of choice" by the turn of the century: a company which delivers uncompromised, outstanding value to customers.

     In Europe, Texaco sells a full range of products in retail and commer-cial markets in the United Kingdom, Ireland, the Netherlands, Belgium, Luxembourg, Denmark, Norway, Sweden, Spain and Greece. Lubricants are the primary products sold in France, Italy, Turkey, Portugal, Iceland, Eastern Europe and Russia.

     Texaco Europe has interests in two refineries located in the United Kingdom and the Netherlands. Lube blending facilities are strategically located in markets in seven other countries.

Manufacturing

     While economic growth is projected to remain slow in Europe, emerging European Community (EC) directives and environmental mandates are expected to exert increasing pressure on refiners to manufacture "cleaner" products and to meet more stringent air and water quality standards.

     Further, EC environmental regulations requiring catalytic converters on all new autos to reduce vehicle exhaust emissions will increase the demand for unleaded gasoline significantly. Texaco's manufacturing facilities have the technology in place to handle the increasing demand for high-octane, unleaded and desulfurized fuels.

     The wholly owned Pembroke Refinery in Wales has a rated crude distilla-tion capacity of 180,000 barrels a day, and is integrated with Texaco's share of the throughput of the Pembroke Cracking Company which operates the largest catalytic cracking and alkylation units in Europe.

     This combination results in one of the most competitive refineries in Europe. Its yield of gasoline is about 50% of total product output, which is more than twice the average for all European refiners. The plant can produce all of its gasoline as high-octane unleaded.

     Texaco also owns 35% of the 399,000-barrel-a-day Nerefco refinery in Rotterdam. The joint venture combines the catalytic reforming and hydro-treating capabilities of Texaco's Pernis plant, located near Rotterdam, with the catalytic cracking capacity of BP's Europoort Refinery. Projects in 1993 included the expansion of the catalytic cracking unit and construction of an MTBE unit to produce additional high-octane gasoline components.

     The Pembroke and Rotterdam refineries, combined with a long-term product purchase agreement with the Skandinaviska Raffinaderij (Scanraff) in Sweden, enable Texaco to meet approximately 80% of its fuels requirements from equity supply, providing flexibility for economically attractive products trading.

     Lubricants, marketed in 15 countries, are supplied primarily from six equity plants, including four wholly owned facilities--in Valencia, Spain; Ghent, Belgium; Copenhagen, Denmark; and Skaramanga, Greece--and 50% ven-tures with Viscosud in Bari, Italy and Texaco Marketing AB in Gothenburg, Sweden. In the United Kingdom, Century Oil provides lubricants for Texaco Limited under a long-term supply agreement.

Marketing

     Texaco's efforts to create "the company of choice" in all of its European markets are expected to yield measurable competitive advantages and increased profitability. These efforts include ensuring that Texaco fuels embody the best technologies in the industry and are responsive to customers' require-ments. As an element of that, System3 gasoline was introduced in Denmark in 1993, supported by a strong advertising campaign. Motor gasoline sales in the country increased by 12% over the previous year, improving Texaco's market share by more than one full percent.

     By continuing to rationalize low-margin and non-standard retail outlets, and to upgrade high-potential units in the network of Texaco-branded retail outlets in Europe, the company has significantly increased the average throughput per station of gasoline and diesel fuel. Average monthly volume at each of the company's 1,400 investment stations in Europe exceeded 52,000 gallons.

     Texaco is working to significantly enhance service station profitability by continuing to add convenience stores, car washes, express lube centers and other non-conventional services valued by customers at retail outlets through-out Europe. In Europe, as in the United States, Texaco is also exploring strategic alliances with major global companies such as McDonald's to bring additional conveniences and services to customers. In the extremely competitive European market, establishing relations with business partners whose strengths and resources complement Texaco's will be a key to promoting growth by serving customers better.

     Lubricant brand awareness has been enhanced by the redesign and repackag-ing of Texaco products in anticipation of single market distribution. Based on its high visibility and reputation for reliability of supply and product quality in the 15 countries where it markets directly, Texaco is well positioned for fairly low-risk entry into the developing markets of Eastern Europe.

     Texaco has entered the market in Poland through a 50% joint venture which sells automotive and industrial lubricants through garages, shops, retail out-lets and distributors. Texaco has established relationships with sales agents in Slovakia, Hungary, Slovenia and in Romania, where the company is the top seller of lubricants. Texaco's Greek subsidiary markets lubricants in Bulgaria.

     During 1993, through a joint effort with the Nizhni Novgorod Production Association, Texaco Volga Marketing manufactured Havoline motor oil in Russia. Further cooperation with the Production Association is continuing at a level commensurate with the business risks that exist in Russia today.

WEST AFRICA

     Effective January 1, 1994, responsibility for managing downstream operations in West Africa was transferred from the Texaco Latin America/West Africa Division to Texaco Europe. The primary reason behind the move was to have management closer to operations in the face of increasing competitive pressures.

     Total product sales for Texaco in West Africa during 1993 totaled 8.3 million barrels, including 190,000 barrels of lubricants.

     In Nigeria, Texaco supplied about 10% of the country's motor fuels through a network of more than 340 service stations. The company, through its 60% equity in Texaco Nigeria PLC, also operates a lubricants blending facility, an LPG plant and airport fueling services.

     Texaco has substantially increased its presence in the region by merging with the marketing operations of AGIP Petroli in Cameroon. The merger in-creased the number of Texaco-branded retail outlets from 57 to 114, and Texaco's share of the market from 13.6% to 22%.

     In the Ivory Coast, where Texaco operates a 120,000 barrel-a-year capacity lubricant blending plant, the company supplies more than 14% of the motor fuels market. Texaco also participates in joint marketing ventures in Mali, Niger and Burkina Faso. Downstream activities in the area also include supply and trading, as well as international and domestic aviation businesses.


CALTEX

     Caltex Petroleum Corporation, a 50% joint venture with Chevron, operates in the world's fastest growing markets for petroleum products. Formed in 1936, it is recognized as one of the most successful joint ventures in business history.

    Caltex, which manufactures and markets in 63 countries, primarily east of Suez, is pursuing an ambitious program to enhance its refining system and marketing network to fully capitalize on the key growth markets of the Asia-Pacific region.

     While slow economic growth in the industrialized Western nations con-tinues to dampen petroleum demand, the Caltex operating area is experiencing robust economic growth, which contributed to strong product margins and high-er refined product sales in 1993. Caltex sales of refined products increased by over 7% in 1993 to about 1.25 million barrels a day, despite lower volumes in Japan caused by a weakening economy.

Manufacturing

     Over the past five years, oil demand in the Pacific Rim area has grown nearly 6% annually, consistently outpacing the expansion of regional refining capacity. The current market shortfall of some 1.9 million barrels a day is being met by imports.

     Demand is particularly strong for higher value light end products: gasoline, diesel oil and other middle distillates. Despite industry plans to add 4.5 million barrels a day of capacity by the year 2000, product demand should continue to exceed local supply, suggesting strong markets well into the future.

     Caltex has interests in 14 refineries that are strategically located in the Asia-Pacific region, Africa and the Middle East, with total equity capacity of almost one million barrels a day. Ten of these plants are in the Pacific Rim area.

     Caltex's capital investment, including its share in affiliates, over the period 1994 to 1998 is expected to exceed $6 billion, approximately two-thirds of it targeted for refining. Major refinery upgrading and expansion projects will enable Caltex to process a wide array of lower-cost, heavy crude oils, while meeting the growing demand in the Pacific Rim for higher value light products that meet increasingly strict environmental standards. By incorporat-ing the best technologies and operating practices, Caltex intends to be the most efficient, low-cost manufacturer in its major markets.

Marketing

     With average market share of 18% in motor fuels and 20% in lubricants, Caltex continued to direct over half of its marketing investments in 1993 to adding and improving retail outlets, especially in the Pacific Rim. Caltex supplies motor fuels to nearly 18,000 retail outlets in 30 countries.

     With its Retail Pacesetter Initiative, Caltex is improving its marketing effectiveness and profitability through a strategy of product differentia-tion, value-added marketing and enhancement of brand image. As an element of that initiative, Caltex introduced the popular Havoline brand motor oil in its retail markets in March 1994.

     MOST OF CALTEX'S CURRENT AND EXPECTED FUTURE EARNINGS COME FROM THE FOLLOWING OPERATIONS:

Japan

     The largest concentration of Caltex refining capacity is in Japan, where it has 50% interests in Nippon Petroleum Refining Company (NPRC) and Koa Oil Company. NPRC and Koa sell refined products to the Nippon Oil Company, Caltex's partner in NPRC. The Caltex-Nippon Group accounts for 16% of the petroleum products sold in Japan.

     Caltex is making substantial investments in additional diesel hydro-treating and desulfurizing capacity to meet requirements for lower-sulfur fuels. The Japanese affiliates have also made major petrochemical investments in recent years to maximize the value of the refinery production streams.

Korea

     In the rapidly growing Korean market, Caltex has a 50% interest in the Honam Oil Company, which operates a 365,000 barrel-a-day refinery and petro-chemical complex at Yocheon, and a network of nearly 1,800 retail outlets serving over 25% of the country's motor fuels market. Honam is adding a 50,000 barrel-a-day residuum fluid catalytic cracking unit at Yocheon to meet the growing demand for light products.

Thailand

A new $1.7 billion, 130,000-barrel-a-day grassroots refinery is planned to come on stream in 1996 in Thailand, where the petroleum market is expected to grow by nearly 10% a year. Caltex will have access to 64% of the refinery's output, which will be marketed through its expanding retail network, current-ly numbering more than 550 stations.

Singapore

     A major hub for Caltex, Singapore is the site of a broad spectrum of activities in fuels and lubricants manufacturing, oil trading, retail marketing and the supply of marine and aviation products. Caltex supplies its local subsidiary, as well as export markets, through a one-third interest in the Singapore Refining Company, which operates a sophisticated 220,000 barrel-a-day refinery. Investments underway include the expansion of crude-running capacity by 60,000 barrels a day and the addition of catalytic cracking, alkylation and MTBE capacity.

Hong Kong

     Caltex operates a highly profitable retail service station network, which supplies about 30% of Hong Kong's motor fuel market. The Caltex terminal on Tsing Yi Island has a storage capacity of more than two million barrels of products.

China

     Home to more than one billion people, China offers huge potential, and Caltex is exploring opportunities to selectively increase its current rela-tively limited presence in China. Caltex currently markets in the Shenzhen area of China through joint ventures with local companies, and participates in a joint-venture lube blending and marketing company near Shanghai.

Philippines

     With almost 1,000 retail outlets serving one-third of the motor fuels market, Caltex is adding capacity at its wholly owned Batangas refinery to meet growing demand for light products. The regulated, but profitable, Philippines market--together with an improving political and economic climate--offers potential opportunities to expand refining and marketing operations.

Bahrain

     Caltex has a 40% interest in the 253,000 barrel-a-day Bahrain refinery, in partnership with the government. Its share of the refinery's production is sold through Caltex's own international trading operations. The partnership is considering plans to modernize the refinery.

South Africa

     Through its 1,000 stations, Caltex Oil South Africa is the leading gasoline retailer in South Africa, with an 18% share of the overall motor fuel market. Caltex operates a wholly owned refinery in Capetown and has a 34% share in a plant in Durban, which makes lube base oils. Caltex plans to upgrade the Capetown refinery to increase its gasoline yield and to expand the retail network.

India

     Caltex re-entered the petroleum market in India in 1993 through the formation of a lubricants blending and marketing joint venture with IBP, a local oil company.

     The Caltex strategic plan for the 1990s is to keep in step with the strong economic and petroleum demand growth expected in its operating areas. Invest-ment will be focused on profitable, high-growth markets, including some nations which are only beginning to open their markets to foreign investment.


WORLDWIDE MARKETERS

International Aviation Sales

    Texaco's International Aviation Sales Department provides fuel for airlines and general aviation at more than 500 airports in 58 countries.

     International Aviation Sales will continue to focus on maintaining its strong presence in this business while continuing to reduce overhead costs and use risk management techniques to enhance its customer portfolio. A great strength of the company's general aviation business lies in its relationships with prestigious fixed-base operators at airports around the world.

Texaco Fuel and Marine Marketing

     Operating from 20 offices in 14 countries around the globe, Texaco Fuel and Marine Marketing (TFAMM) sells 60% of its volume in the marine bunker market to shipping companies, and the remainder to utilities and other commercial customers.

     While Texaco's current marine fuels and lubricants and bulk sales are projected to contribute the largest share of total TFAMM earnings, approximate-ly one-third is expected to flow from strategic initiatives in used oil recycling, environmental services and new businesses, including:

o Texaco's patented "Trailblazer" used oil recycling plants, the first planned for completion in April 1994 and located in Marrero, Louisiana. Additional plants are planned for locations in the United States, Europe and the Far East.

o Opportunities to expand on the company's expertise with utility and marine customers to secure long-term sales agreements with developers of power generation projects.

o Developing technologies and commercial markets that add profitability to lower value heavy crude oils by conversion to profitable fuel oils.


                 TRADING AND TRANSPORTATION ACTIVITIES

     Texaco's worldwide oil trading and transportation activities provide for the efficient movement of raw materials and refined products, and also serve as midstream profit centers for the company.

Oil trading and supply

     Texaco Oil Trading and Supply Company (TOTS) is responsible for buying and selling crude oil, feedstocks and refined products at competitive prices in international markets to meet the needs of Texaco's various operating divisions.

     In the area of risk management, TOTS provides advice, counsel, contract execution and position management to many of Texaco's operating divisions.

     On a daily basis, TOTS trades about one million "physical" barrels and two million "paper" barrels, employing a portfolio of trading tools such as futures, options and various derivative products. These tools help minimize price risk for Texaco. To maintain this level, TOTS deals with 25 oil producing nations and 200 trading partners that handle over 85 different varieties of crude oil and products.

     In 1993, TOTS contributed to Texaco's profitability by supplementing local crude suppliers of the company's refineries with low-cost imported crude.


U.S. TRADING AND TRANSPORTATION

Texaco Trading and Transportation Inc. (TTTI), a wholly owned subsidiary of Texaco based in Denver, has interests in a 28,000-mile pipeline network and trucking operations in 31 states and Canada. These pipeline and trucking operations moved a daily average of about 3 million barrels of crude oil and refined products during 1993.

   The synergies of TTTI's combined pipeline, trucking and marketing capabilities, which move oil from thousands of individual lease sites to customers, set it apart from other operators.

     TTTI's responsibilities include:

o Handling purchases, trades and resales of crude for Texaco in the United
  States.

o Marketing Texaco's equity and company-operated production in the United
  States.

     TTTI pursues a value-added strategy to maximize the use of Texaco's proprietary pipelines, while seeking to develop profitable global hydrocarbon marketing and transportation opportunities.

     TTTI has upgraded its pipeline delivery systems to ensure the most economical transportation and supply of crude oil and intermediate products for the Texaco refineries in California and Kansas. It also established a connection for a dormant 22-inch-diameter pipeline between Port Arthur, Texas, and the Louisiana Offshore Oil Port to profitably supply crude oil for another refiner.

     A state-of-the-art operations center in Denver controls all of Texaco's U.S. mainlines and storage terminals. Tracking data electronically from more than 10,000 points in the system, the control center is a key to TTTI's success as a cost-effective, safe and environmentally sound mover of petroleum.

Marine

     The primary responsibility of Texaco's marine operations is to ensure that the company has access to cost-effective tanker transportation which meets or exceeds industry and regulatory standards governing ship safety and environ-mental protection.

     At year-end 1993, Texaco's marine fleet included 29 oceangoing tankers, either owned or under term charter, totaling about 4.2 million deadweight tons.

     Texaco's marine business strategy continues to focus on aligning the size of the fleet to meet equity needs and the replacement of older, less efficient ships with more modern and environmentally sound vessels that will meet the legislative requirements of the 1990s and beyond.

     In 1993, Texaco replaced older units trading in the inland waterways of the U.S. Gulf with two double hull, 25,000-barrel barges.

     Through its wholly owned subsidiary, Texaco Marine Services Inc., marine operations inspect all vessels worldwide prior to their use by Texaco. This vessel inspection and approval program assesses the operational and environmental risks of vessels that are under charter to, calling at facili-ties that belong to, or carrying cargoes for Texaco.

     As part of Texaco's commitment to the environment, marine operations participate in numerous initiatives, including local and national oil spill response drills to assure the readiness of emergency procedures.



                  RESEARCH AND DEVELOPMENT ACTIVITIES


   In 1989, when Texaco's research department formulated the pacesetting System3 gasoline, it set the industry standard for engine intake cleanliness. Not con-tent with that achievement, Texaco chemists at the Beacon, New York, facility immediately set out to develop the next generation of high-performance, clean gasolines.

     Formulated in 1993 and introduced to the public in March 1994, New Clean-System3 goes a step further in cleaning engine deposits by keeping piston tops and cylinder heads clean, and by removing existing deposits inside the combust-ion chamber. Not only does this help prevent deposits from forming on new cars, but it can reduce existing deposits on older cars. Engines running at peak efficiency, protected from the degrading effects of deposits, produce fewer emissions and contribute to a cleaner, healthier environment--an important social consideration and a powerful marketing claim for this product, which has the added attraction, like its predecessor, of being available in all octane grades.

     Building on its success with New CleanSystem3, Texaco scientists continue to seek further improvements in gasoline technology. Their tools include the most sophisticated laser and photographic techniques to understand in minute detail the reactions that take place during and after combustion inside an engine.

PURSUING BUSINESS OBJECTIVES

     Texaco's technology group closely coordinates its work with the company's business units in order to best serve their needs. As a result, a number of improvements in motor fuels, motor oils and lubricants were introduced in 1993. For example:

o Texaco researchers developed a new, additive-treated diesel fuel that far exceeds the standards for the European market.

o Acting in close cooperation with marketers from abroad, scientists at the Beacon, New York, and Ghent, Belgium, laboratories developed Havoline Synthetic Motor Oil SAE 5W-40. This product, based on 100% synthetic base stocks of highly refined, pure component chemicals, combined with advanced lubricant additives, meets or exceeds the stringent requirements of today's gasoline and light-duty diesel passenger car engines.

o To round out Texaco Lubricants Company's Syn-Star line of industrial synthetic lubricants, researchers developed new gear lubricants for high-temperature and extreme-pressure applications, as well as a new product for high-temperature, chain-drive operations.

o Texaco researchers responded to the auto industry's need for a filled-for-life, service-free engine coolant by developing a product that combines efficient heat-transfer fluids with an anti-corrosion additive package. After exhaustive fleet testing, Ford of Europe has approved Texaco's new coolant for factory fill and service fill. Texaco's research effort also led to the production of depletion-free, organic, corrosion inhibitor packages--including one that is highly biodegradable and low in toxicity for use in ethylene glycol and propylene glycol coolants, as well as for water-based fluids.

o Texaco researchers collaborated on the development of a line of biodegrad-able hydraulic fluids for use by industries such as forestry, farming and construction, which operate in environmentally sensitive areas. Based on rapeseed oil and the latest additive technology, these products meet or exceed European and U.S. requirements for biodegradability and water toxicity while providing excellent hydraulic fluid properties.

o Since waste minimization is a basic concern of industrial customers, Texaco researchers have created a fluid management service that can assist customers in proper product selection and use, monitoring and testing of lubricants in service, reclamation and refortification of used oils, and disposal of spent fluids.

   Other emerging technologies include:

o A newly developed refinery process called T-STAR. This process for removing sulfur from fuel oils can be fitted to existing manufacturing units for just 10 to 15% of the cost of a new sulfur recovery unit.

o Texaco researchers have spent years developing unique membrane technology products and processes for water removal that allow for the economical reuse of solvents, eliminating waste disposal problems and increasing operational efficiency. The membrane technology is being offered commercially in North America and will soon be available in Europe.

o And development is nearly complete for a process to remove most of the sulfur from naphtha, an important gasoline component, without loss of octane.

ENVIRONMENTAL BENEFITS

     Removal of sulfur from fuels is important because of concern for the environment, a major consideration in all research and development projects today. But some research is undertaken solely with the environment in mind. Texaco's work in the area of bioremediation is one example.

     Bioremediation research is aimed at finding ways to accelerate the cleanup of hydrocarbons in soil from the naturally occurring action of microorganisms. Researchers have conducted field tests at Texaco's Bakersfield, California, refinery on a process that corrects for nutrient imbalances and the absence of oxygen, conditions that slow the natural bioremediation process. These tests have succeeded in reducing hydrocarbon contamination of soil by 40%, and labor-atory testing of other promising methods for improving bioremediation rates is continuing.

EXPLORATION AND PRODUCTION TECHNOLOGY

     Application of the latest subsea technology has been capped by the installation of a state-of-the-art manifold in the Strathspey field 450 feet beneath the surface of the North Sea. The giant subsea structure collects oil and natural gas from 14 producing wells in two different reservoirs and sends it by pipeline to a platform nine miles away for processing and transportation to the mainland. Without the advances in subsea technology applied by Texaco at Strathspey, the field's estimated recoverable reserves of 80 million barrels of oil, 10 million barrels of natural gas liquids and 334 billion cubic feet of natural gas would have remained locked in the earth, too costly to produce.

     Texaco reserves that are now inaccessible or uneconomical to produce may become valuable producing properties, and existing fields suffering from de-clining production rates may have their productive lives prolonged, as a result of several promising developments:

o Researchers at Texaco's flow research facility near Humble, Texas, are working on subsea metering and pumping technology, including an "extended reach" subsea system that will make it possible to transport unseparated mixtures of crude oil, natural gas and water over distances of more than 30 miles in pipelines laid on the sea floor. Such a system could draw on reserves of oil and natural gas in deep water, far from existing infrastruc-ture. And a field test in 1993 of multiphase pump technology at two existing oil wells in Trinidad's North Soldado field successfully pressure-boosted production by 150 percent.

o Sumatra's Duri field, operated by the affiliate P.T. Caltex Pacific Indonesia
  (CPI), is today the largest steamflood-enhanced oil recovery project in the world. Advanced steamflooding techniques developed at Duri will be applied at the shallow Rindu reservoir and at other Sumatran fields that contain the viscous Duri-grade crude.

o CPI's producing fields in Sumatra may be the first and greatest beneficiaries of an enhanced oil recovery technology that Texaco researchers have been perfecting for over a decade. The technology uses lignin, a by-product of pulp and paper industry operations, as a surfactant flooding agent. Lignin has several advantages over the petroleum-derived chemicals usually employed in surfactant flooding, including: it is inexpensive, and it is available in the enormous quantities needed for flooding operations. Texaco is working with CPI to determine if lignin technology will be economically attractive to increase the oil recovery in the light oil fields of Sumatra.

o While the potential of lignin is great, it will not be applicable in every location. Texaco researchers continue to work on advances in chemical flooding, such as the use of polymer thickening agents, to increase production from the Captain Field, now under development in the North Sea.

o Texaco has made use of carbon dioxide as a flooding agent to reverse declining production from existing fields, most notably at the Mabee Field in West Texas, where production has increased from 3,000 to 6,500 barrels a day since 1991. CO2 technology is now being applied at the Bob Slaughter Block in West Texas, where a new technique for computer simulation predicts results even better than those at the Mabee Field.

     In cooperation with the U.S. Department of Energy (DOE), the company has combined CO2 flooding with horizontal drilling, another technology in which it is an industry leader, at the Port Neches Field in East Texas. DOE chose the project because of its technical merits. Texaco will share information acquired at Port Neches, along with an easy-to-use personal computer-based simulator, with the rest of the industry.

SUBSURFACE IMAGING

     Management of oil and gas fields can only be as good as the knowledge on which decisions are based. "Seeing" a true picture of the world beneath the earth's surface is crucial to low-cost, high-volume production. The team of engineers, geoscientists and managers assigned to Texaco's large gas cycling project at Hatter's Pond Field in Alabama found a way to picture the reservoir there in greater detail than ever before possible by combining a complex, computerized geological model of the field with the latest three-dimensional visualization technology, and by developing another computer-driven flow model that simulates the movement of natural gas in the reservoir. Similarly, new technology in the science of geostatistics was recently developed to help engineers and geologists at Texaco's large Kern River steamflood operation in California "see" sub-surface shale barriers that can cause injected steam to be wasted, a major operating expense. This development in geostatistics is a very new technology, yet it is already used routinely to improve the productivity and profitability of the California field.

     Kern River is also home to Texaco's Environmental Oil Alert System (EOA), an important advance in water purification technology developed by Texaco researchers. Enormous quantities of water produced along with oil must be separated, purified and either injected back into underground reservoirs or discharged above ground. The automatic EOA system uses light beams carried by fiber optic probes to measure oils and solids in water 20 times a second, 24 hours a day, providing instant notice of impurities in all types of produced water.

     At Kern River, the EOA efficiently maintains water quality by auto-matically increasing the injection rate of purifying chemicals when it detects a rise in oil levels in water, and decreases the rate when oil levels fall. The EOA monitors the purity of 350,000 barrels of produced water that Texaco pro-vides daily for irrigation in the nearby San Joaquin Valley.

     The success of the environmental oil alert system at Kern River is now being replicated on Texaco producing platforms in the Gulf of Mexico.


IMPROVED EXPLORATION TECHNIQUES

Getting the most out of existing reserves and producing properties is one of two ways to add value upstream; the other, of course, is discovering new reserves of oil and natural gas. Texaco researchers made two advances in 1993 that will prove important to explorationists: an airborne sensor for both exploration and environmental applications, and a magnetic mapping technique that should prove attractive to a broad spectrum of energy and minerals companies.

o TEEMS (Texaco Exploration and Environmental Multispectral Spectrometer) will examine the earth's surface from an airplane, searching for signatures from the electromagnetic spectrum that indicate the possibility of hydro-carbon reserves beneath the surface. Now in the final stages of assembly, TEEMS is a highly advanced technology that will improve the results gained from remote sensing devices carried by satellites, especially in detecting natural hydrocarbon seeps; identifying and mapping rock formations; monitoring the environmental impact of operations; and planning for seismic programs, drilling sites, pipelines and physical plants.

o STARMAG is a patented magnetic mapping technique, co-developed by Texaco researchers, that uses artificial intelligence technology to provide faster magnetic interpretation and more accurate mapping of basement features. Described as the first significant breakthrough in aeromagnetic interpreta-tion in 20 years, STARMAG will generate greater efficiency and lower costs by reducing the need for seismic data acquisition, particularly in frontier areas, and decreasing the time spent on mapping and interpretation.



                             ALTERNATE ENERGY

     Through a diverse slate of business initiatives, including cogeneration operations, gasification projects and technology licensing, the Alternate Energy group complements Texaco's position as a fully integrated, customer-focused energy company.


COGENERATION

     Texaco's expertise in cogeneration--the simultaneous production of two energy streams, electricity and steam, from a single fuel source--grew out of the company's experience in generating energy for its own producing and refinery operations. Today, cogeneration has grown to become a significant business, providing cost savings for Texaco's production and refining divisions.

     Together with joint-venture partners, Texaco owns and operates nine cogeneration facilities located in California, Nevada and Washington with a combined capacity of 1,057 megawatts--enough electricity to light more than one million homes. At the same time, these facilities produce 4.8 million pounds per hour of steam for producing and refining oil, and 825,000 pounds per hour of process heat for other industrial uses.

     Strategic alliances with key energy partners position Texaco for further growth in expanding cogeneration markets in the United States and overseas. Texaco is working with Caltex toward a potential cogeneration application at the Batangas refinery in the Philippines, and a second cogeneration project in Thailand.

     Texaco's record of success in cogeneration extends to day-to-day oper-ations as well. In 1993, General Electric cited Texaco's Kern River and Sycamore Cogeneration facilities for superior operations and the highest level of turbine reliability of all of GE's large, 75-megawatt Frame 7 turbine customers worldwide. Another award, for predictive maintenance activities at the Kern River and Sycamore cogeneration plants, was conferred by the Reliability Based Maintenance Association at its 1993 Technology Conference.

     Superior environmental performance is a key element in Texaco's approach to power generation. Texaco's Sargent Canyon and Salinas River plants in Cali-fornia, for example, are the first commercial cogeneration facilities to implement state-of-the-art technology that not only reduces emissions of nitrogen oxides, but also conserves groundwater.

     The Sargent Canyon facility also installed a pioneering approach to efficient energy use in 1993. Here, surplus electric power produced during low-load nighttime hours is used to produce ice, which is then stored for use during hot periods to cool air in the plant's combustion turbine. This cooler, denser air improves turbine output efficiency by up to 8%, increasing the amount of electricity the turbine produces without increasing the amount of gas.

     The Alternate Energy Group's partnership strategy continues to drive opportunities for the development of new cogeneration projects. For example, the 1993 sale of a 50% partnership interest in Texaco's 85-MW Black Mountain facility in Nevada to Destec Energy, a leading independent power producer, opened opportunities for further joint ventures with Destec in power generat-ion in Nevada and elsewhere.

GASIFICATION
     In addition to cogeneration, Texaco's Alternate Energy group develops and licenses facilities incorporating Texaco's proprietary and environmentally advanced gasification technology, which converts feedstocks, including coal, heavy oil, petroleum coke, orimulsion and wastes into clean synthetic gas to produce electricity, chemicals, fuel gas, methanol, fertilizer and other pro-ducts. Worldwide, Texaco-owned and licensed gasification facilities in operat-ion or under development will produce more than 2.5 billion standard cubic feet a day of "syngas" for refinery operations, utilities and other industrial purposes.

     Since 1991, Texaco's Alternate Energy group has issued licenses for the development of five Texaco Gasification Power Systems (TGPS) facilities in the United States and Italy.

     Strict environmental regulations in Italy limit the use of high-sulfur heavy oil. The Texaco Gasification Process has achieved success in Italy be-cause it can use this feedstock to produce electricity and other products with-out the negative environmental impacts typically associated with the fuel. The latest project under development in Italy will gasify 20,000 barrels a day of high-sulfur heavy oil residue to produce electricity, hydrogen and steam for refinery use. Additional electric power will be sold to the local utility company and the facility will produce sulfur as a by-product for export.

     In the United States, Texaco continued to support through a new engineer-ing contract, the 260-MW coal-fueled Integrated Gasification Combined Cycle
(IGCC) power plant to be built in Polk County, Florida. Tampa Electric Company will operate the facility. Altogether, Texaco-licensed gasification power facilities under development will generate more than 1,800 MW of electricity.

     While the Texaco Gasification Process is gaining wider acceptance as an environmentally superior power technology, it continues to enjoy success in the production of chemicals, one of the original applications of the technology.

     Texaco recently completed a license agreement for an eleventh gasification facility in China. At the Shanghai Coking and Chemical Plant, Texaco's gasific-ation technology will be used to convert coal to syngas for the production of acetic acid. This new gasifier will join another, already under construction, which will convert coal into town gas for residential heating and cooking. Texaco is now exploring opportunities to develop TGPS facilities in China to meet a rapidly growing demand for clean energy using indigenous resources.

     As part of its initiative to further expand applications for gasification, the Alternate Energy group continues research in the use of waste materials as feedstocks for future gasification power generation projects.

     For example, Texaco is planning a gasification facility that will convert refinery waste and low-value petroleum coke into electricity and steam for refinery operations. Research is also continuing at Texaco's gasification research lab into producing syngas, power and chemicals from municipal sewage sludges, household plastics, used oil, tires and a variety of refining and in-dustrial waste streams.

     In one of its most striking experiments, Texaco collected tires from racing teams at the Indianapolis Raceway in 1993. The tires were liquefied in motor oil and converted into clean syngas at Texaco's gasification research laboratory in Montebello, California, in a dramatic demonstration of the en-vironmental potential of the Texaco Gasification Process.

TECHNOLOGY LICENSING

     In conjunction with its cogeneration and gasification initiatives, the Alternate Energy group offers a portfolio of technologies available for licensing worldwide. These technologies provide refiners with the most ad-vanced commercial means of producing lube oils and clean transportation fuels.

     Texaco technologies such as T-Star, H-Oil, HyTex and hydrotreating enable refiners and chemical manufacturers to produce and market high-quality products and feedstocks in a clean, safe and efficient manner.

   In 1993, Texaco executed licensing agreements for refinery and lube oil technology in Thailand, Russia and Poland.

STRATEGIES

     Building on a solid foundation of experience, technical know-how and creative business strategies, Texaco's Alternate Energy group provides the company with an expanded portfolio of state-of-the art, environmentally advanced and commercially attractive energy opportunities.

     Supporting the utility, producing, refining and chemical industries, the Alternate Energy group has established a reputation as a quality-driven organization with a focus on customer service and technological innovation.

     In industrialized nations as well as in developing countries and those in transition to free market economies, the demand for clean, efficient and cost-effective energy technologies offers Texaco an opportunity to further strengthen its role as a leading worldwide supplier of energy products and technologies.



                ENVIRONMENTAL, HEALTH AND SAFETY ACTIVITIES

     As a major international energy supplier, Texaco must balance the demands of its customers for plentiful, affordable energy with heightened expectations that we will be effective stewards of the environment, as well as protectors of employee health and safety and that of the communities that surround Texaco's workplaces. Toward that end, Texaco's Environment, Health and Safety Division is supported by hundreds of skilled professionals in the company's operating departments around the world.

     In 1993, Texaco spent nearly $800 million on air, water and solid waste management programs worldwide, bringing its total for the past three years to $2.1 billion. During the year, Texaco's concentrated efforts to strengthen environmental, health and safety performance included:

o Greater coordination of companywide audits to improve operating performance, accident prevention and compliance with government regulations. In 1993, corporate audit teams, supported by independent consultants, conducted 160 environmental, health and safety audits worldwide, as well as 100 hazard assessments. Recently, the environmental consultant Arthur D. Little, Inc. certified Texaco's corporate environmental audit program for the fourth consecutive year as one of the leading audit programs in our industry.

o Expansion of Texaco's global oil spill cleanup capabilities. In 1993, Texaco strengthened its worldwide network for oil spill response by introducing a sophisticated strike force capability that can help Texaco react more quickly to any major spill, whether in West Africa, the Middle East or the Far East.

o Reductions of emissions from plant sites. These reductions, in support of the U.S. Environmental Protection Agency programs calling for reductions in the release of 17 specific toxic chemicals from plant sites, surpassed the goal by achieving an aggregate emissions cut of 37%.

o Continued random drug testing for safety-sensitive positions as part of Texaco's progress toward making the workplace safer. Of the more than 5,000
  U.S.   employees tested in 1993, only 0.48% tested positive, well below the average rate for comparable companies. In random testing of employees on the company's international tanker fleet, no one tested positive for drug use.

     Texaco also made progress during 1993 in a number of environmental, health and safety areas related to its products, workplaces and employee medical programs. By promoting aggressive safety practices, Texaco once again achieved a lost-time injury and illness record that was among the most favorable in U.S. industry.

     Concern about the impact of Texaco's operations on the communities in which it operates extends to its ongoing remediation of waste sites, including efforts at Superfund sites where Texaco has been designated a potentially responsible party.

     Because provisions in the Superfund legislation are unfair, cleanups have been delayed and a large portion of the money spent by industry has gone for legal and administrative costs. Texaco is a strong proponent of Superfund reform, and has been active in the public policy debate on the reforms needed to make the Superfund law more equitable, efficient and effective.

     Through its Alternate Energy group, Texaco is exploring ways to use gasification technology to convert industrial, commercial and residential waste streams, including contaminated soils, into clean energy. This will add greater value to Texaco's technology while providing an environmentally superior solution to the challenges of waste management. Texaco recently completed a cooperative program with the U.S. Environmental Protection Agency to demonstrate the technical feasibility of using the Texaco Gasification Process to remediate Superfund wastes.

     Texaco is also working with peer companies throughout the business world to help governments at every level frame more cost-effective approaches to meet society's environmental expectations.

Item 3. Legal Proceedings

     Litigation - Information relative to legal proceedings pending against Texaco Inc. and subsidiary companies is presented in Note 18, Contingent Liabilities, on page 53 of Texaco Inc.'s 1993 Annual Report to Stockholders, which note is incorporated herein by reference.

     As of December 31, 1993, Texaco Inc. and its subsidiaries were parties to various proceedings instituted by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the Company. The following is a brief description of proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations.

        The Virgin Islands Water and Power Authority ("WAPA") filed suit against Texaco Inc., Texaco Caribbean Inc. and Texaco Puerto Rico Inc. ("TPRI") in December 1991, in the U.S. District Court for the District of the Virgin Islands alleging that a leak from an underground storage tank at a Texaco service station in St. Croix contaminated a WAPA water well. In addition to unspecified damages, WAPA is seeking civil penalties of up to $10,000 per day. The company is contesting liability.

        In an administrative proceeding pending before the State of Pennsylvania Department of Environmental Resources, the State alleges that hydrocarbons were discharged into groundwaters at the Pittsburgh Terminal, formerly owned by Texaco Refining and Marketing Inc. ("TRMI"), in violation of the State's Clean Streams Act and Solid Waste Disposal
   Act. The State is seeking penalties of $450,000. The company is contesting liability.

        An administrative complaint was served on Texaco Chemical Company ("TCC") by the U.S. Environmental Protection Agency ("EPA"), Region VI on June 9, 1992, alleging certain violations of the State Implementation Plan at TCC's Port Neches, Texas chemical plant. The EPA is seeking penalties of $149,000. TCC is contesting liability.

        An administrative complaint was served on TCC by the EPA, Region VI, on December 28, 1992, alleging hazardous waste, PCB, release notification and reporting violations by TCC's Port Neches chemical plant. The EPA is seeking civil penalties of $3.8 million. TCC is contesting liability.

        In June 1993, the South Coast Air Quality Management District issued four Notices of Violations against TRMI in connection with an explosion and fire that occurred at TRMI's Los Angeles Refinery on October 8, 1992. The District is seeking civil penalties of $3.5 million under California's Health and Safety Code, alleging environmental nuisance and permit violations. The company is contesting liability.

        In September 1993, the Northwest Air Pollution Control Agency ("Agency") instituted an administrative proceeding alleging that emissions from TRMI's fluid catalytic cracking unit at the Puget Sound Refinery exceeded the standards established under the state permit provisions of the Federal Clean Air Act. The Agency is seeking civil penalties of $3.3 million. The company is contesting liability.

        In December 1993, TPRI settled an administrative proceeding instituted in March 1993 by the EPA, Region II, alleging that TPRI's gasoline terminal at Catano, Puerto Rico violated the Clean Water Act by exceeding the effluent limitation of its National Pollutant Discharge Elimination System permit and by failing to comply with certain monitoring and reporting requirements. TPRI paid a $42,000 penalty and agreed to upgrade the pollution control equipment at its facility.


        In January 1994, TRMI settled the claim against it in a suit that was brought against it and six unrelated parties in February 1993 by the U.S. Department of Justice and the EPA. The suit alleged noncompliance with an EPA Unilateral Administrative Order issued under the Resource Conservation and Recovery Act to clean up the Powder River Crude Processors Site in Glenrock, Wyoming. Upon the expiration of a public comment period, a proposed Consent Decree will be presented to the Court for its approval.

        On February 1, 1994, Texaco Inc. and the EPA, Region II filed with the U.S. District Court for the District of New Jersey a proposed consent decree terminating a suit that had been filed in 1991 by the EPA against Texaco and six unrelated parties. The suit alleged violations of the Comprehensive Environmental Response, Compensation, and Liability Act, because of the defendants' alleged failure to comply with a 1985 administrative order. The consent decree calls for Texaco to pay a portion of EPA's cleanup costs and is expected to be approved by the court following a public comment period.

     In addition, Texaco Inc. on behalf of itself and its subsidiaries and affiliates has agreed to participate in the U.S. Environmental Protection Agency's Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program. There are 125 participants in this program. As a participant, Texaco has agreed to audit its files for materials which under current EPA guidelines would be subject to substantial risk notification under Section 8(e) of TSCA and to pay stipulated penalties for each such report submitted under this program. Based on its audit to date, Texaco estimates that its liability will be in excess of $100,000, but is unable to calculate the exact amount at this time. However, under this program, Texaco's liability cannot exceed $1 million in the aggregate. No administrative proceeding is pending; however, Texaco will be required to enter an Administrative Order On Consent pursuant to this program in late 1994 or 1995.

                               -------------------

     On February 22, 1994, the U.S. District Court for the Middle District of Louisiana approved a global settlement of the suit which had been initiated in 1987, in which the State of Louisiana had sought payment of alleged underpaid royalties on State gas leases, interest, cancellation of the leases, double royalties and attorneys' fees. The settlement, for which sufficient financial reserves had been established, provides for payments by Texaco totaling $250 million, $150 million of which was paid on February 28, 1994, and two $50 million payments to be made over the next two years. Texaco also agreed to cause $152 million to be spent over the next five years on activity and investment affecting state-owned oil and gas properties in which Texaco has interests. Texaco and the State exchanged comprehensive releases of all pending and related claims.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                          -------------------

Executive Officers of Texaco Inc.

	The executive officers of Texaco Inc. as of March 28, 1994 are:

        Name                   Age           Position
        ----                   ---           --------
Alfred C. DeCrane, Jr.          62      Chairman of the Board and Chief Executive Officer
Allen J. Krowe                  61      Vice Chairman and Chief Financial Officer
Peter I. Bijur                  51      Senior Vice President
C. Robert Black                 58      Senior Vice President
James L. Dunlap                 56      Senior Vice President
William K. Tell, Jr.            60      Senior Vice President
Stephen M. Turner               55      Senior Vice President and General Counsel
John D. Ambler                  59      Vice President
J. Donald Annett                59      Vice President
Clarence P. Cazalot, Jr.        43      Vice President
David C. Crikelair              46      Vice President
Ralph S. Cunningham             53      Vice President
Carl B. Davidson                60      Vice President and Secretary
Richard R. Dickinson            63      Vice President
William P. Doyle                62      Vice President
Patrick J. Lynch                56      Vice President
Thomas M. Matthews              50      Vice President
Donald H. Schmude               58      Vice President
Elizabeth P. Smith              44      Vice President
Robert A. Solberg               48      Vice President
Glenn F. Tilton                 45      Vice President
Michael N. Ambler               57      General Tax Counsel
Robert C. Oelkers               49      Comptroller
Robert W. Ulrich                60      Treasurer


     For more than five years, each of the officers of Texaco Inc. listed above, except Stephen M. Turner and Ralph S. Cunningham, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Mr. Turner joined Texaco in 1989 as Senior Vice President and General Counsel. Prior to joining Texaco, Mr. Turner was a partner of Squire, Sanders & Dempsey and had been with that firm for twenty-one years. Mr. Cunningham joined Texaco in 1990 after having served as Chairman and Chief Executive Officer of Clark Oil & Refining Corporation in 1989 and early 1990. Prior to that, he had been President and Chief Executive Officer of Tenneco Processing and Marketing.

     There is no family relationship among any of the officers of Texaco Inc.

                                   PART  II

     The following information, contained in Texaco Inc.'s 1993 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1993 Annual Report to Stockholders, as provided to each stockholder:

                                                                              1993
                                                                        Annual Report to
                                                                          Stockholders
Form 10-K Item                                                          Page Reference
- --------------                                                          ----------------
Item 5.	Market for Texaco Inc.'s Common Equity and Related
           Stockholder Matters                                                  65(a)
Item 6.	Selected Financial Data                                                 64
Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   24-33
Item 8.	Financial Statements and Supplementary Data
        Statement of Consolidated Income                                        34
        Statement of Consolidated Retained Earnings                             34
        Consolidated Balance Sheet                                              35
        Statement of Consolidated Stockholders' Equity                          36
        Statement of Consolidated Cash Flows                                    37
        Notes to Consolidated Financial Statements                            38-54
        Report of Independent Public Accountants                                55
        Supplemental Information on Oil and Gas Producing Activities          56-62
        Selected Quarterly Financial Data                                       63
Item 9. Changes in and Disagreements with Accountants on                        Not
           Accounting and Financial Disclosure                               Applicable

- -------------
(a) Only data provided under the captions Market Information and Common Stock Dividends are deemed to be filed as part of this Annual Report on Form 10-K.


                                  PART  III

        Information provided under the following captions, which will be contained in the forthcoming Proxy Statement of Texaco Inc. relating to the 1994 Annual Meeting of Stockholders, is incorporated herein by reference:


Item 10. Directors and Executive Officers of Texaco Inc.
         - Information Concerning the Board of Directors and its Committees and Compensation of Directors
         - Item 1 - Election of Directors

Item 11. Executive Compensation
         - Information Concerning the Board of Directors and its Committees and Compensation of Directors
         - Compensation Committee Report
         - Summary Compensation Table
         - Option Grants in 1993
         - Aggregated Option Exercises in 1993 and Year-End Option Values
         - Five-Year Comparison -- Cumulative Return to Shareholders
         - Six-Year Comparison -- Cumulative Return to Shareholders
         - Retirement Plan

Item 12. Security Ownership of Certain Beneficial Owners and Management
         - Voting Securities
         - Security Ownership of Directors and Management

Item 13. Certain Relationships and Related Transactions
         - Other Relationships

                                  PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 1993 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1993 Annual Report to Stockholders, as provided to each stockholder:

                                                                                     1993
                                                                                 Annual Report
                                                                                To Stockholders
                                                                                 Page Reference
                                                                                ---------------
(a) The following documents are filed as part of this report:
    1. Financial Statements (incorporated by reference from the indicated
       pages of Texaco Inc.'s 1993 Annual Report to Stockholders)
         Statement of Consolidated Income for the three years
           ended December 31, 1993                                                   34
         Statement of Consolidated Retained Earnings for the three years
           ended December 31, 1993                                                   34
         Consolidated Balance Sheet at December 31, 1993 and 1992                    35
         Statement of Consolidated Stockholders' Equity
           for the three years ended December 31, 1993                               36
         Statement of Consolidated Cash Flows for the three years
           ended December 31, 1993                                                   37
         Notes to Consolidated Financial Statements                                38-54
         Report of Independent Public Accountants                                    55

                                                                                1993 Annual Report
     2.	Financial Statement Schedules                                             on Form 10-K
                                                                                ------------------
         Report of Independent Public Accountants on Financial
           Statement Schedules                                                       45
           Schedule V - Properties, Plant and Equipment, at Cost                     46
           Schedule VI - Accumulated Depreciation, Depletion and
              Amortization of Properties, Plant and Equipment                      47-48
           Caltex Group of Companies Combined Financial Statements and
              Schedules, the investments in which are accounted for on the equity method and are filed as part of this report.

        Financial statements and schedules of certain affiliated companies have been omitted in accordance with the provisions of Rule 3.09 of Regulation S-X.
        Schedules I, II, III, IV, VII, VIII, IX, X, XI, XII, XIII and XIV are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

      3. - Exhibits
           -        (3.1) Copy of Restated Certificate of Incorporation of
                          Texaco Inc., as amended to and including December 22, 1992, including Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock, Series C Variable Rate Cumulative Preferred Stock, Series D Junior Participating Preferred Stock, Series E Variable Rate Cumulative Preferred Stock, Series F ESOP Convertible Preferred Stock and Series G, H, I and J Market Auction Preferred Shares, filed as Exhibit 3.1 to Texaco Inc.'s Annual Report on Form 10-K for 1992 dated March 17, 1993, incorporated herein by reference.
           -        (3.2) Copy of By-Laws of Texaco Inc., as amended to and
                          including February 26, 1993, filed as Exhibit 3.2 to Texaco Inc.'s Annual Report on Form 10-K for 1992 dated March 17, 1993, incorporated herein by reference.
           -          (4) Instruments defining the rights of holders of long-
                          term debt of Texaco Inc. and its subsidiary companies are not being filed, since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Texaco Inc. and its subsidiary companies on a consolidated basis. Texaco Inc. agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.

           - (10(iii)(a)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993, SEC File
                          No. 1-27.
           - (10(iii)(b)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989, as such Plan was amended by Exhibit A to Texaco Inc.'s proxy statement dated March 29, 1991, incorporated herein by reference, SEC File No. 1-27.
           - (10(iii)(c)) Texaco Inc.'s Incentive Bonus Plan, incorporated by reference to page IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989, SEC File No. 1-27.
           - (10(iii)(d)) Description of Texaco Inc.'s Supplemental Pension
                          Benefits Plan, incorporated by reference to pages
                          8 and 9 of Texaco Inc.'s proxy statement dated
                          March 17, 1981, SEC File No. 1-27.
           - (10(iii)(e)) Description of Texaco Inc.'s Revised Supplemental
                          Plan, incorporated by reference to pages 24 through 27 of Texaco Inc.'s proxy statement dated March 9, 1978, SEC File No. 1-27.
           - (10(iii)(f)) Description of Texaco Inc.'s Revised Incentive
                          Compensation Plan, incorporated by reference to pages 10 and 11 of Texaco Inc.'s proxy statement dated March 13, 1969, SEC File No. 1-27.
           -         (11) Computation of Earnings Per Share of Common Stock
                          of Texaco Inc. and Subsidiary Companies.
           - 	   (12.1) Computation of Ratio of Earnings to Fixed Charges
                          of Texaco on a Total Enterprise Basis.
           -       (12.2) Definitions of Selected Financial Ratios.
           -         (13) Copy of those portions of Texaco Inc.'s 1993 Annual
                          Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.
           -         (21) Listing of significant Texaco Inc. subsidiary
                          companies and the name of the state or other jurisdiction in which each subsidiary was organized.
           -         (23) Consent of Arthur Andersen & Co.
           -         (24) Powers of Attorney for the Directors and certain
                          Officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.

(b) - Reports on Form 8-K.
      During the fourth quarter of 1993, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:

      1. October 20, 1993 (date of earliest event reported:  October 20, 1993)

         Item 5. Other Events--reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1993. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Third Quarter and First Nine Months of 1993" dated October 20, 1993.


      2. October 28, 1993 (date of earliest event reported: October 27, 1993)

         Item 5. Other Events--reported that Texaco Capital LLC, a wholly owned finance subsidiary of Texaco Inc. issued $350 million of Cumulative Guaranteed Monthly Income Preferred Shares ("MIPS"), Series A in a public offering. The MIPS were offered at $25 per share with an annual dividend rate of 6-7/8% and are callable at par after five years. Texaco appended as exhibits thereto copies of the Certification of Designation of Rights and Preferences of Texaco Capital LLC's 6-7/8% Cumulative Guaranteed Monthly Income Preferred Shares, Series A and the Press Release entitled "Texaco Announces Public Issuance of $350 Million in Preferred Shares" dated October 27, 1993.


      3. December 23, 1993 (date of earliest event reported: December
         22, 1993)

         Item 5. Other Events--reported that the United States Tax Court issued an opinion favorable to Texaco on a claim by the Internal Revenue Service arising out of the company's handling of crude oil purchased through Aramco from Saudi Arabia during the years 1979 through 1982, the so-called "Aramco Advantage" period. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Comments on Tax Court's Favorable Decision In So-Called 'Aramco Advantage' Case" dated December 22, 1993.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO TEXACO INC.:

        We have audited in accordance with generally accepted auditing standards, the financial statements included in Texaco Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 24, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedules on pages 46 through 48 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                               Arthur Andersen & Co.



New York, N.Y.
February 24, 1994.

                                                                   SCHEDULE V

                               TEXACO INC. AND SUBSIDIARY COMPANIES
                        SCHEDULE V - PROPERTIES, PLANT AND EQUIPMENT, AT COST
                        For the Years Ended December 31, 1993, 1992 and 1991
                                       (In Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------
                                       Balance at                                       Other           Balance
                                       beginning        Additions       Retirements     changes, add    at end of
Description                            of period        at cost         or sales        (deduct)(a)     period
- -----------------------------------------------------------------------------------------------------------------
Year 1993 (b)
   Exploration and production           $24,840	        $ 1,116         $  1,161        $    (36)       $24,759
   Manufacturing                          2,538             230               15             179          2,932
   Marketing                              2,946             324              117             (30)         3,123
   Marine                                   414               4               39               -            379
   Pipe lines                               990              38                5            (108)           915
   Petrochemical                          1,885              91               24          (1,952)             -
   Other                                  1,040              41               38              (2)         1,041
                                        -------         -------         --------        ---------       -------
      Total                             $34,653         $ 1,844         $  1,399        $ (1,949)       $33,149
                                        =======         =======         ========         ========       =======

Year 1992
   Exploration and production           $24,969	        $ 1,181         $  1,307        $     (3)       $24,840
   Manufacturing                          2,280	            277               20               1          2,538
   Marketing                              2,759	            313              111             (15)         2,946
   Marine                                   445	              4               35               -            414
   Pipe lines                               965	             27                7               5            990
   Petrochemical                          1,685	            213               14               1          1,885
   Other                                  1,000	             61               19              (2)         1,040
                                        -------         -------         --------        --------        -------
      Total                             $34,103         $ 2,076         $  1,513        $    (13)       $34,653
                                        =======         =======         ========        ========        =======

Year 1991
   Exploration and production           $24,223	        $  1,388        $    616        $    (26)       $24,969
   Manufacturing                          2,021              272               7              (6)         2,280
   Marketing                              2,512              370             106             (17)         2,759
   Marine                                   474                5              35               1            445
   Pipe lines                               939               33               3              (4)           965
   Petrochemical                          1,510              186               9              (2)         1,685
   Other                                    912               92              12               8          1,000
                                        -------         --------        --------        --------        -------
      Total                             $32,591         $  2,346        $    788        $    (46)       $34,103
                                        =======         ========        ========        ========        =======

- --------------
(a) This column represents net transfers and adjustments.
(b) The column"other changes" also includes the reclassification, effective September 30, 1993, of Properties,
    Plant and Equipment of discontinued petrochemical operations and dedicated pipeline assets to a separate balance sheet line caption "Net assets of discontinued operations." Petrochemical assets which will be retained by Texaco have been transferred to manufacturing.

                      	                                           SCHEDULE VI

               	              TEXACO INC. AND SUBSIDIARY COMPANIES
                       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                          AMORTIZATION OF PROPERTIES, PLANT AND EQUIPMENT
                        For the Years Ended December 31, 1993, 1992 and 1991
                                     (In Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------
                                        Balance at      Additions                       Other           Balance
                                        beginning       charged to      Retirements     changes, add    at end of
Description                             of period       income(a)(d)    or sales        (deduct)(b)     period
- -----------------------------------------------------------------------------------------------------------------
Year 1993 (c)
    Exploration and production          $15,807         $  1,218        $  1,065        $    (30)       $15,930
    Manufacturing                           918              106              13              30          1,041
    Marketing                               812	             150              77             (12)           873
    Marine                                  264               20              30               -            254
    Pipe lines                              533               24               3             (36)           518
    Petrochemical                           748               61              24            (785)             -
    Other                                   345               50              32              (1)           362
                                        -------         --------        --------        --------        -------
         Total                          $19,427         $  1,629        $  1,244        $   (834)       $18,978
                                        =======         ========        ========        ========        =======

Year 1992
    Exploration and production          $15,820         $  1,187        $  1,198        $     (2)       $15,807
    Manufacturing                           831               96              10               1            918
    Marketing                               758              137              85               2            812
    Marine                                  275               20              31               -            264
    Pipe lines                              506               30               5               2            533
    Petrochemical                           672               92              14              (2)           748
    Other                                   297               63              15               -            345
                                        -------         --------        --------        --------        -------
        Total                           $19,159         $  1,625        $  1,358        $      1        $19,427
                                        =======         ========        ========        ========        =======

Year 1991
    Exploration and production          $15,211         $  1,179        $     557       $    (13)       $15,820
    Manufacturing                           749               87                7              2            831
    Marketing                               717              130               87             (2)           758
    Marine                                  280               21               24             (2)           275
    Pipe lines                              481               30                3             (2)           506
    Petrochemical                           613               64                5              -            672
    Other                                   263               46               13              1            297
                                        -------         --------        ---------       --------        -------
        Total                           $18,314         $  1,557        $     696       $    (16)       $19,159
                                        =======         ========        =========       ========        =======

- -----------------
(a) Reference is made to Note 1, Description of Significant Accounting Policies_Properties, Plant and Equipment
    and Depreciation, Depletion and Amortization, on page 38, included in Texaco Inc.'s 1993 Annual Report to
    Stockholders for a description of the methods used in computing the annual provision for depreciation, depletion and amortization of properties, plant and equipment. In view of the numerous depreciation classifications of properties, Texaco deems it impracticable to furnish a schedule of depreciation rates.
(b) This column represents net transfers and adjustments.

(Footnotes are continued on next page.)



(Footnotes continued from prior page.)

(c) The column "other changes" also includes the reclassification, effective September 30, 1993, of
    Accumulated Depreciation and Amortization of Properties, Plant and Equipment of discontinued
    petrochemical and dedicated pipeline assets to a separate balance sheet line caption "Net assets of discontinued operations." Amounts associated with petrochemical assets which will be retained by Texaco have been transferred to manufacturing.
(d) Additions charged to income, as shown above, are reconciled with amounts included in the statement of consolidated income, as follows:


                                                                            In Millions of Dollars
                                                                         ----------------------------
                                                                         1993        1992        1991
                                                                         ----        ----        ----
    Continuing Operations
    ---------------------
        Depreciation, Depletion and Amortization expense
           per Statement of Consolidated Income                         $1,568      $1,536      $1,496
        Less - Amortization credited directly to the asset accounts          2           2           3
                                                                        ------      ------      ------
                Total Continuing Operations                              1,566       1,534       1,493
    Discontinued Operations
    -----------------------
        Amounts of Depreciation and Amortization included in net
           income (loss) from discontinued operations                       63          91          64
                                                                        ------      ------      ------
    Additions charged to income                                         $1,629      $1,625      $1,557
    ---------------------------                                         ======      ======      ======

                                     SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 28th day of March, 1994.


                                        TEXACO INC.
                                        (Registrant)
                                           Carl B. Davidson
                                    By  ----------------------------
                                        (Carl B. Davidson)
                                        Vice President and Secretary

Attest:
        R. E. Koch
By  -------------------------
         (R. E. Koch)
      Assistant Secretary


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Alfred C. DeCrane, Jr.   Chairman of the Board and Chief Executive Officer
                                   (Principal Executive Officer)
   Allen J. Krowe           Vice Chairman and Chief Financial Officer
                                   (Principal Financial Officer)
   Robert C. Oelkers        Comptroller
                                   (Principal Accounting Officer)
Directors:
                Robert A. Beck                  Allen J. Krowe
                John Brademas                   Thomas S. Murphy
                Willard C. Butcher              Charles H. Price, II
                Edmund M. Carpenter             Robin B. Smith
                Admiral William J. Crowe, Jr.   William C. Steere, Jr.
                Alfred C. DeCrane, Jr.          Thomas A. Vanderslice
                Franklyn G. Jenifer             William Wrigley
                James W. Kinnear


         R. E. Koch
By  ----------------------------------------
        (R. E. Koch)
        Attorney-in-fact for the above-named
        officers and directors


                                                              March 28, 1994
                                          49

                         CALTEX GROUP OF COMPANIES
                       COMBINED FINANCIAL STATEMENTS
                               AND SCHEDULES

                             December 31, 1993

                          CALTEX GROUP OF COMPANIES
                COMBINED FINANCIAL STATEMENTS AND SCHEDULES
                             DECEMBER 31, 1993





                                   INDEX




                                             Schedule
                                              Number       Page

General Information                                        1-2

Independent Auditors' Report                                 3

Combined Balance Sheet                                     4-5

Combined Statement of Income                                 6

Combined Statement of Retained Earnings                      7

Combined Statement of Cash Flows                             7

Notes to Combined Financial Statements                    8-17

Property, Plant and Equipment                  V            18

Accumulated Depreciation, Depletion and
  Amortization                                VI            19












NOTE:  All other schedules are omitted as permitted by Rule 4.03 and Rule
       5.04 of Regulation S-X.

                          CALTEX GROUP OF COMPANIES
                            GENERAL INFORMATION



     The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. The private joint venture was created in Bahrain in 1936 by its two owners to produce, refine and market crude oil and refined products. Headquartered in Irving, Texas, the Group is comprised of the following companies:

o Caltex Petroleum Corporation, a company incorporated in Delaware, that through its many subsidiaries and affiliates, conducts refining and marketing activities in the Eastern Hemisphere;

o P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia;

o American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiaries, manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly nor in the same properties.

     A brief description of each company's operations and the Group's environmental activities follows:


Caltex Petroleum Corporation (Caltex)
- -------------------------------------

     Through its subsidiaries and affiliates, Caltex operates in 63 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. Certain refining and marketing operations are conducted through joint ventures, with equity interests in 14 refineries in 11 countries. Caltex' share of refinery inputs approximated 869,000 barrels per day in 1993. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of a new 130,000 barrels per day refinery in Thailand is progressing with completion anticipated in 1996. At year end 1993, Caltex had over 7,800 employees, of which about 3% were located in the United States.

     With a strong presence in its principal operating areas, Caltex has an average market share of 17.3% with refined product sales of approximately
1.3 million barrels per day in 1993. Caltex built 130 new branded retail outlets during 1993 and refurbished 294 existing locations in its aim to upgrade its retail distribution network.

     Caltex conducts international crude oil and refined product logistics and trading operations from a subsidiary in Singapore. Other offices are located in London, Bahrain and Tokyo. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Currently, Caltex is active in the petrochemical business, particularly in Japan and South Korea.


P. T. Caltex Pacific Indonesia (CPI)
- ------------------------------------

     CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government granted an extension to the year 2021 during 1992. CPI also acts as operator for four other petroleum contract areas in Sumatra, which are jointly held by Chevron and Texaco. Exploration is pursued throughout an area comprising 2.446 million acres with production established in the giant Minas and Duri fields, along with more than 80 smaller fields. Gross production from fields operated by CPI for 1993 was 674,000 barrels per day. CPI entitlements are sold to its shareholders, who use it in their systems or sell it to third parties. In addition, during 1993 CPI began gas exploration activities in the Nias block held jointly by Chevron and Texaco. At year end 1993, CPI had over 6,400 employees, all located in Indonesia.

                          CALTEX GROUP OF COMPANIES
                            GENERAL INFORMATION



American Overseas Petroleum Limited (AOPL)
- ------------------------------------------

     In addition to coordinating the CPI activities, AOPL, through its subsidiary Amoseas Indonesia Inc., manages Texaco's and Chevron's undivided interest holdings which include ten contract areas in Indonesia, excluding Sumatra. Production is currently established in two contract areas, while exploration is being pursued in seven others. One in Darajat in West Java contains geothermal reserves sufficient to supply a 55-megawatt power generating plant for over 30 years. Production of the geothermal reserves is expected to begin in 1994 while the state owned utility company completes construction of an associated power station. AOPL's 1993 share of production amounted to 38,400 barrels per day. At year end, AOPL had 281 employees, of which about 15% were located in the United States.


Environmental Activities
- ------------------------

     The Group's activities are subject to environmental, health and safety regulations in each of the countries in which it operates.
Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations. The Group has an active program to ensure its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies, in each of the countries in which it operates, and conducting periodic environmental compliance audits. At December 31, 1993, the Group had accrued $12 million for various remediation activities. The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1993, the Group, including its equity share of nonsubsidiary companies, incurred capital costs of $147 million and nonremediation related operating expenses of $92 million. The major component of the Group's expenditures is for the prevention of air pollution. Based upon existing statutory and regulatory requirements, investment and operating plans and known exposures, the Group believes environmental expenditures will not materially affect its liquidity, financial position or results of operations.

                         Independent Auditors' Report
                         ----------------------------



To the Stockholders
The Caltex Group of Companies:

  We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1993 and 1992, and the related combined statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Notes 1 and 6 to the combined financial statements, effective January 1, 1992, the Group adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes."







February 15, 1994

                           CALTEX GROUP OF COMPANIES
             COMBINED BALANCE SHEET - DECEMBER 31, 1993 AND 1992
                            (MILLIONS OF DOLLARS)

                                    ASSETS


                                                           1993       1992
                                                           ----       ----
CURRENT ASSETS:

 Cash and cash equivalents (including time deposits
    of $64 in 1993 and $121 in 1992)                     $  166      $  239

 Notes and accounts receivable, less allowance for
    doubtful accounts of $14 in 1993 and $15 in 1992:
     Trade                                                  950       1,020
     Other                                                  155         115
     Nonsubsidiary companies                                112         173
                                                         ------      ------
                                                          1,217       1,308
 Inventories:
     Crude oil                                              148         239
     Refined products                                       532         512
     Materials and supplies                                  56          55
                                                         ------      ------
                                                            736         806

 Deferred income taxes                                        4          25
                                                         ------      ------

        Total current assets                              2,123       2,378

INVESTMENTS AND ADVANCES:

 Nonsubsidiary companies at equity                        1,796       1,427
 Miscellaneous investments and long-term receivables,
   less allowance of $7 in 1993 and 1992                    195         173
                                                         ------      ------
                                                          1,991       1,600

PROPERTY, PLANT AND EQUIPMENT, AT COST:

 Producing                                                3,027       2,783
 Refining                                                 1,483       1,259
 Marketing                                                2,252       2,107
 Marine                                                      35          35
 Capitalized leases                                         119         113
                                                         ------      ------
                                                          6,916       6,297

 Less: Accumulated depreciation, depletion and
       amortization                                       2,878       2,628
                                                         ------      ------
                                                          4,038       3,669

PREPAID AND DEFERRED CHARGES                                237         216


        Total assets                                     $8,389      $7,863
                                                         ======      ======


           See accompanying Notes to Combined Financial Statements.

                           CALTEX GROUP OF COMPANIES
             COMBINED BALANCE SHEET - DECEMBER 31, 1993 AND 1992
                            (MILLIONS OF DOLLARS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          1993        1992
                                                          ----        ----
CURRENT LIABILITIES:

 Notes payable to banks and other
    financial institutions                              $  966      $  830

 Long-term debt due within one year                         51          51

 Accounts payable:
    Trade and other                                        967       1,081
    Stockholder companies                                   87         229
    Nonsubsidiary companies                                149          76
                                                        ------      ------
                                                         1,203       1,386

 Accrued liabilities                                        86          91

 Estimated income taxes                                    105          95
                                                        ------      ------

     Total current liabilities                           2,411       2,453


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               530         486

ACCRUED LIABILITY FOR EMPLOYEE BENEFITS                     98          92

DEFERRED CREDITS                                           646         605

DEFERRED INCOME TAXES                                      263         270

MINORITY INTEREST IN SUBSIDIARY COMPANIES                  146         138


STOCKHOLDERS' EQUITY:

  Common stock                                             355         355
  Additional paid-in capital                                 2           2
  Retained earnings                                      3,688       3,310
  Currency translation adjustment                          250         152
                                                        ------      ------
     Total stockholders' equity                          4,295       3,819


COMMITMENTS AND CONTINGENT LIABILITIES                   _____       _____



     Total liabilities and stockholders' equity         $8,389      $7,863
                                                        ======      ======


           See accompanying Notes to Combined Financial Statements.


                             CALTEX GROUP OF COMPANIES
                           COMBINED STATEMENT OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              (MILLIONS OF DOLLARS)



                                                   1993     1992      1991
                                                   ----     ----      ----
SALES AND OTHER OPERATING REVENUES(1)            $15,409   $17,281   $15,445

OPERATING CHARGES:
    Cost of sales and operating expenses(2)       13,431    15,348    13,394
    Selling, general and administrative expenses     496       479       444
    Depreciation, depletion and amortization         295       263       257
    Maintenance and repairs                          170       165       156
                                                  ------   -------   -------
                                                  14,392    16,255    14,251
                                                 -------   -------   -------

      Operating income                             1,017     1,026     1,194

OTHER INCOME (DEDUCTIONS):
    Equity in net income of nonsubsidiary
       companies                                     140       163       188
    Dividends, interest and other income              99        83       288
    Foreign exchange, net                             23        21        (5)
    Interest expense                                 (93)     (102)     (131)
    Minority interest in subsidiary companies         (8)      (13)       (8)
                                                 -------   -------   -------
                                                     161       152       332
                                                 -------   -------   -------

    Income before provision for income taxes
       and cumulative effects of changes in
       accounting principles                       1,178     1,178     1,526
                                                 -------   -------   -------

PROVISION FOR INCOME TAXES:
    Current                                          433       456       649
    Deferred                                          25        53        38
                                                 -------   -------   -------
    Total provision for income taxes                 458       509       687
                                                 -------   -------   -------

    Income before cumulative effects of changes
       in accounting principles                      720       669       839
    Cumulative effects of changes in
       accounting principles                           -        51         -
                                                 -------   -------   -------

    Net income                                    $  720    $  720    $  839
                                                 =======   =======   =======

  (1) Includes sales to:
    Stockholder companies                         $  907    $  835    $1,124
    Nonsubsidiary companies                       $2,684    $3,075    $2,610

  (2) Includes purchases from:
    Stockholder companies                         $3,333    $3,917    $3,181
    Nonsubsidiary companies                       $2,618    $2,198    $2,217




             See accompanying Notes to Combined Financial Statements.


                           CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

                                                   1993     1992      1991
                                                   ----     ----      ----
Balance at beginning of year                      $3,310   $2,955    $2,518
   Net income                                        720      720       839
   Cash dividends                                   (342)    (365)     (402)
                                                  ------   ------    ------
Balance at end of year                            $3,688   $3,310    $2,955
                                                  ======   ======    ======

                       COMBINED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

                                                   1993      1992      1991
                                                   ----      ----      ----
OPERATING ACTIVITIES:
Net income                                         $720      $720      $839
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effects of changes in
     accounting principles                            -       (51)        -
  Depreciation, depletion and amortization          295       263       257
  Dividends from nonsubsidiary companies,
    less than equity in net income                 (103)     (133)     (162)
  Asset sales                                        (4)       (4)     (200)
  Deferred income taxes                              25        53        38
  Prepaid charges and deferred credits              (41)       25        45
  Changes in operating working capital               31       (58)      127
  Other                                              10       (46)        5
                                                    ---       ---       ---
Net cash provided by operating activities           933       769       949
                                                    ---       ---       ---

INVESTING ACTIVITIES:
Capital expenditures                               (763)     (711)     (640)
Investments in and advances to
   nonsubsidiary companies                         (149)      (17)       (1)
Net purchases of investment instruments             (21)      (11)      (14)
Proceeds from asset sales                            73       144        85
                                                    ---       ---       ---
Net cash used in investing activities              (860)     (595)     (570)
                                                    ---       ---       ---

FINANCING ACTIVITIES:
Proceeds from borrowings having original terms
  in excess of three months                         745       831       643
Repayments of borrowings having original terms
  in excess of three months                        (704)     (857)     (553)
Net increase (decrease) in other borrowings         140        94       (37)
Dividends paid, including minority interest        (342)     (365)     (407)
                                                    ---       ---       ---
Net cash used in financing activities              (161)     (297)     (354)
                                                    ---       ---       ---

Effect of exchange rate changes on cash
  and cash equivalents                               15        (8)      (17)
                                                    ---       ---       ---
Net change in cash and cash equivalents             (73)     (131)        8
Cash and cash equivalents at beginning of year      239       370       362
                                                    ---       ---       ---
Cash and cash equivalents at end of year           $166      $239      $370
                                                   ====      ====      ====

           See accompanying Notes to Combined Financial Statements.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies


     Principles of Combination

     The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiaries and P.T. Caltex Pacific Indonesia after the elimination of intercompany balances and transactions. A subsidiary of Chevron Corporation and two subsidiaries of Texaco Inc. (stockholders) each own 50% of the outstanding common shares. The Group is primarily engaged in exploring, producing, refining and marketing crude oil and refined products in the Eastern Hemisphere. The Group employs accounting policies that are in accordance with generally accepted accounting principles in the UnitedStates.

     Translation of Foreign Currencies

     The U.S. dollar is the functional currency for all principal subsidiary operations. Nonsubsidiary companies in Japan and Korea use the local currency as the functional currency.

     Inventories

     Crude oil and refined product inventories are stated at the lower of cost (primarily determined on the last-in, first-out (LIFO) method) or current market value. Costs include applicable purchase and refining costs, duties, import taxes, freight, etc. Materials and supplies are valued at average cost.

     Investments and Advances

     Investments in and advances to nonsubsidiary companies in which 20% to 50% of the voting stock is owned by the Group, or in which the Group has the ability to exercise significant influence, are accounted for by the equity method. Under this method, the Group's equity in the earnings or losses of these companies is included in current results, and the related investments reflect the equity in the book value of underlying net assets. Investments in other nonsubsidiary companies are carried at cost and related dividends are reported as income.

     Property, Plant and Equipment

     Exploration and production activities are accounted for under the "successful efforts" method. Depreciation, depletion and amortization expenses for capitalized costs relating to the producing area, including intangible development costs, are computed using the unit-of-production method.

     All other assets are depreciated by class on a uniform straight line basis. Depreciation rates are based upon the estimated useful life of each class of property. In view of the numerous depreciation classifications, it is not practical to provide a schedule of depreciation rates.

     Maintenance and repairs necessary to maintain facilities in operating condition are charged to income as incurred. Additions and betterments that materially extend the life of properties are capitalized. Upon disposal of properties, any net gain or loss is included in other income.

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies - Continued


     Deferred Income Taxes

     Effective January 1, 1992, deferred income taxes are recognized according to the asset and liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes"
 by applying individual jurisdiction tax rates applicable to future years to differences between the financial statement and tax basis carrying amounts of assets and liabilities. The effect of tax rate changes on previously recorded deferred taxes is recognized in the current year. Deferred income taxes for 1991 were recognized under the method specified in SFAS No. 96.

     No provision has been made for possible income taxes that might be payable if accumulated earnings of subsidiary companies and nonsubsidiary companies accounted for by the equity method were distributed, since such earnings have been or are intended to be indefinitely reinvested.

     Environmental Matters

     Compliance with environmental regulations is determined in relation to the existing laws in each of the countries in which the Group operates and the Group's own internal standards. The Group capitalizes expenditures that create future benefits or contribute to future revenue generation. Remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available nondiscounted estimated costs using data developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realization is determined to be probable.

     Reclassifications

     Certain amounts have been reclassified for preceding periods to conform with the current year's presentation.

(2)  Inventories

     The excess of current cost over the stated value of inventory maintained on the LIFO basis was approximately $40 million and $91 million at December 31, 1993 and 1992, respectively. The reduction of LIFO inventories in certain countries resulted in an increase in the earnings of consolidated subsidiaries and nonsubsidiary companies at equity of approximately $1 million in 1993. Previous reductions in LIFO inventories resulted in a decrease in earnings of $2 million in 1992 and an increase in earnings of $4 million in 1991.

     Charges of $104 million and $25 million reduced income in 1993 and 1991, respectively, to reflect a market value of certain inventories lower than their LIFO carrying value. Earnings of $14 million were recorded in 1992 to reflect a partial recovery of the 1991 charge.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS





(3)  Nonsubsidiary Companies at Equity

     Investments in and advances to nonsubsidiary companies at equity at December 31 include the following (in millions):


                                             Equity Share     1993     1992
                                             ------------     ----     ----
     Nippon Petroleum Refining Company, Ltd.          50%    $829      $727
     Koa Oil Company, Ltd.                            50%     310       268
     Honam Oil Refinery Company, Ltd.                 50%     423       357
     All other                                    Various     234        75
                                                           ------    ------
                                                           $1,796    $1,427
                                                           ======    ======

     Shown below is summarized combined financial information for these nonsubsidiary companies (in millions):

                                     100%                  Equity Share
                               --------------            ---------------
                                1993    1992              1993     1992
                               ------  ------            ------   ------
     Current assets            $4,680  $5,149            $2,316   $2,564
     Other assets               6,147   4,851             2,975    2,410

     Current liabilities        4,900   4,946             2,349    2,470
     Other liabilities          2,306   2,173             1,146    1,078

     Net worth                  3,621   2,881             1,796    1,426


                                     100%                  Equity Share
                             ----------------------    ----------------------
                              1993    1992    1991      1993    1992    1991
                             ------  ------  ------    ------  ------  ------
     Operating revenues    $10,679  $10,502  $10,267   $5,304  $5,216  $5,102
     Operating income          494      645      839      242     319     416
     Net income                281      326      380      140     163     188


     Retained earnings at December 31, 1993, includes $1.2 billion representing the Group's share of undistributed earnings of nonsubsidiary companies at equity.

     Cash dividends received from these nonsubsidiary companies were $37 million, $30 million, and $26 million in 1993, 1992 and 1991, respectively.

     Sales to the other 50 percent owner of Nippon Petroleum Refining Company, Ltd. of products refined by Nippon Petroleum Refining Company, Ltd. and Koa Oil Company, Ltd. were approximately $1.9 billion, $2 billion, and $2.1 billion in 1993, 1992, and 1991, respectively.

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(4)  Notes Payable

     Information regarding short-term financing, consisting primarily of demand loans, promissory notes, acceptance credits and overdrafts, is shown below (dollars in millions):

                        Weighted       Maximum                    Weighted Average
                         Average      Outstanding     Average      Interest Rate
      Borrowings At   Interest Rate     At Any         Amount       On Average
        Year End       At Year End     Month End    Outstanding     Outstanding
      -------------   -------------   -----------   -----------   ----------------
1993       $966           4.7%          $1,041         $902            4.6%
1992        830           5.0            1,063          898            5.7
1991        907           7.2              996          875            9.9

        Unutilized lines of credit available for short-term financing totaled $814 million at December 31, 1993.


(5)  Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations, with related interest rates at December 31, 1993 and 1992, consist of the following (in millions):

                                                              1993      1992
                                                              ----      ----
         U.S. dollars:
           Variable interest rate term loans                  $173      $155
           Fixed interest rate term loans
              with 7.6% average rate                           220       205
         Australian dollars:
           Debentures with interest rates at 12.5%
           due 1995 - 1996                                       8        11
          Promissory notes payable with
           4.9% average rate                                    76        65
          Capital lease obligations                             33        33
         New Zealand dollars:
          Term loans with interest
           rates 6 - 6.35% due 1996-1997                        14         -
         Other                                                   6        17
                                                              ----      ----
                                                              $530      $486
                                                              ====      ====

     At December 31, 1993 and 1992, $101 million and $110 million, respectively, of notes payable were classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1994, as the Group has both the intent and ability to refinance this debt on a long-term basis. At December 31, 1993 and 1992, $101 million and $110 million, respectively, of long-term committed credit facilities were available with major banks to support notes payable classified as long-term debt.

     Maturities subsequent to December 31, 1993 follow (in millions):
1994 - $51 (included on the combined balance sheet as a current liability); 1995 - $151; 1996 - $147; 1997 - $37; 1998 - $86; 1999 and thereafter -
$109.

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


(6)  Employee Benefits

     The Group has retirement plans covering substantially all eligible employees. Generally, these plans provide defined benefits based on final or final average pay, as defined. The benefit levels, vesting terms and funding practices vary among plans.

     The funded status of retirement plans, primarily foreign and inclusive of nonsubsidiary companies at equity, at December 31 follows (in millions):

                                                Assets Exceed    Accumulated
                                                 Accumulated      Benefits
   Funding Status                                 Benefits      Exceed Assets
   --------------                               -------------   -------------

                                                 1993   1992     1993   1992
                                                 ----   ----     ----   ----
   Actuarial present value of:
     Vested benefit obligation                   $280   $240     $117   $100
     Accumulated benefit obligation               309    264      137    117
     Projected benefit obligation                 484    432      195    170

   Amount of assets available for benefits:
       Funded assets at fair value               $450   $403     $ 39   $ 26
      Net pension (asset) liability recorded      (11)    (8)     128    123
                                                 ----   ----     ----   ----
        Total assets                             $439   $395     $167   $149
                                                 ====   ====     ====   ====

   Assets less than projected benefit obligation $(45)  $(37)    $(28) $(21)

   Consisting of:
    Unrecognized transition net assets
           (liabilities)                           31     38       (2)   (4)
    Unrecognized net losses                       (44)   (42)     (23)  (16)
    Unrecognized prior service costs              (32)   (33)      (3)   (1)

   Weighted average rate assumptions:
    Discount rate                                 9.5%  11.1%     6.5%  6.5%
    Rate of increase in compensation              7.4%   9.0%     4.7%  4.7%
    Expected return on plan assets               10.3%  11.4%     5.5%  4.9%


   Expenses (Funded & Unfunded Combined)                1993    1992    1991
   --------                                             ----    ----    ----
  Cost of benefits earned during the year                $27     $26     $21
  Interest cost on projected benefit obligation           58      54      49
  Actual return on plan assets                           (59)     (9)    (64)
  Net amortization and deferral                           16     (38)     22
                                                         ---     ---     ---
                                                         $42     $33     $28
                                                         ===     ===     ===

    The Group adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1992, using the immediate recognition option. SFAS No. 106 requires accrual, during the employees' service with the Group, of the cost of their retiree health and life insurance benefits. Prior to 1992, postretirement benefits were included in expense as the benefits were paid.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


(6)  Employee Benefits - Continued

     Certain companies within the Group provide health care and life insurance benefits to retired employees. The plans which provide these benefits are unfunded. As of December 31, 1993 and 1992, the accumulated postretirement benefit obligation amounted to $47 million and $43 million, respectively, with related accruals of $44 million and $43 million, respectively. The net periodic postretirement benefit costs amounted to $6 million for each of the years ending December 31, 1993 and 1992.

     In November 1992 the Financial Accounting Standards Board issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits." This new standard requires companies to accrue, no later than 1994, for the cost for benefits provided to former or inactive employees after employment but prior to retirement. Adoption of this new standard is not expected to materially impact the combined financial statements of the Group.


(7)  Operating Leases

     The Group has various operating leases involving service stations, equipment and other facilities for which net rental expense was $110 million, $95 million, and $53 million in 1993, 1992 and 1991, respectively.

     Future net minimum rental commitments under operating leases having noncancelable terms in excess of one year are as follows (in millions):
1994 - $42; 1995 - $42; 1996 - $42; 1997 - $37; 1998 - $31; 1999 and
thereafter - $146.


(8)  Contingent Liabilities

     On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. These issues were resolved in the Group's favor by the Federal District Court in March 1992, and that decision is now final. However, the plaintiffs had separately filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans in late 1988 but never served the Group until late December of 1993, after the decision in the Texas litigation became final. Subsequent to receipt of the service, the Group has removed this case to Federal District Court in New Orleans and has moved for its dismissal. Management is contesting this case vigorously. It is not possible to estimate the amount of damages involved, if any.

     The Group may be subject to loss contingencies pursuant to environmental laws and regulations in each of the countries in which it operates that, in the future, may require the Group to take action to correct or remediate the effects on the environment of prior disposal or release of petroleum substances by the Group. The amount of such future cost is indeterminable due to such factors as the nature of the new regulations, the unknown magnitude of any possible contamination, the unknown timing and extent of the corrective actions that may be required, and the extent to which such costs are recoverable from third party insurance.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


(8)  Contingent Liabilities - Continued

     The Group is also involved in certain other litigation and Internal Revenue Service tax audits that could involve significant payments if such items are all ultimately resolved adversely to the Group.

     While it is impossible to ascertain the ultimate legal and financial liability with respect to the above mentioned contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position, results of operations, or liquidity.


(9)  Financial Instruments

     Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. As of December 31, the Group had commitments outstanding for interest rate swaps and foreign currency transactions for which the notional or contractual amounts are as follows (in millions):

                                                          1993      1992
                                                          ----      ----
          Interest rate swaps                             $344      $317
          Commitments to purchase foreign currencies      $338      $141
          Commitments to sell foreign currencies          $ 89      $ 20

     The interest rate swaps are intended to hedge against fluctuations in interest rates on debt, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate.

     Commitments to purchase and sell foreign currencies are made to provide exchange rate protection for specific transactions and to maximize economic benefit based on expected currency movements. The above purchase and sale commitments are at year end exchange rates and mature during the following year. These commitments are marked to market and the resulting gains and losses are recognized in current year income unless the contract is a specific hedge of an identifiable transaction. There were no material differences between the notional and estimated fair value for these commitments.

     The Group's long-term debt, excluding capital lease obligations, of $497 million and $453 million at December 31, 1993 and 1992, respectively, had fair values of $511 million and $462 million at December 31, 1993 and 1992, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as Cash and cash equivalents, Notes and accounts receivable, and all current liabilities approximate fair value because of their short maturity.

     Certain Group companies were contingently liable as guarantors for $7 million and $12 million at December 31, 1993 and 1992, respectively. The Group also had commitments of $36 million and $96 million at December 31, 1993 and 1992, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business.

     Financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentrations of such risk.

     The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer or country is not considered sufficient. Credit losses have been historically within management's expectations.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(10)  Other Income/Deductions

      In 1991, dividends, interest and other income included gains from asset sales on a before and after tax basis of $200 million and $120 million, respectively. Asset sales in 1993 and 1992 were not significant.

      Net foreign exchange (exclusive of the currency translation adjustment) for consolidated subsidiaries and nonsubsidiary companies at equity, after applicable income taxes, amounted to gains of $32 million
and $43 million in 1993 and 1992, respectively.   The gain in 1991 was less
than $1 million.


(11)  Taxes

      Taxes charged to income consist of the following (in millions):

                                                1993      1992      1991
      Taxes other than income taxes:
        Duties, import and excise taxes        $1,978    $1,891    $1,802
        Other                                      29        29        29
                                               ------    ------    ------
      Total taxes other than income taxes       2,007     1,920     1,831
        Provision for income taxes                458       509       687
                                               ------    ------    ------
                                               $2,465    $2,429    $2,518
                                               ======    ======    ======

     The provision for income taxes, substantially all foreign, has been computed on an individual company basis at rates in effect in the various countries of operation. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate to income before provision for income taxes) as follows:

                                                1993      1992      1991
                                                ----      ----      ----
    Computed "expected" tax expense             35.0%     34.0%     34.0%

    Effect of recording equity in net
     income of nonsubsidiary companies
     on an after tax basis                      (4.2)     (4.9)     (4.2)

    Effect of dividends received
     from subsidiary and
     nonsubsidiary companies                     4.2       3.8       3.3

    Foreign income subject to foreign taxes
     in excess of U.S. statutory tax rate        7.4      11.6      10.4

    Decrease in deferred tax asset valuation
           allowance                            (3.1)      (.4)       -

    Other                                        (.4)      (.9)      1.5
                                                -----     -----     -----
                                                38.9%     43.2%     45.0%
                                                =====     =====     =====

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(11)  Taxes - Continued

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows (in millions):

                                        Deferred            Deferred
                                       Tax Assets        Tax Liabilities
                                      -------------      ---------------
                                       1993    1992        1993    1992
                                       ----    ----        ----    ----
         Inventory                    $ 10    $ 27        $ 18    $ 17
         Depreciation                    -       -         298     275
         Retirement plans               33      28           3       2
         Tax loss carryforwards         29      36           -       -
         Other                          28      30          34      30
                                      ----    ----        ----    ----
                                       100     121         353     324
         Valuation allowance            (6)    (42)          -       -
                                      ----    ----        ----    ----
         Total deferred taxes          $94     $79        $353    $324
                                      ====    ====        ====    ====

     The valuation allowance has been established to record deferred tax assets at amounts where recoverability is more likely than not. Net income was increased by $36 million and $5 million for changes in the deferred tax asset valuation allowance during 1993 and 1992, respectively.

     Undistributed earnings for which no deferred income tax provision has been made approximated $3.6 billion at December 31, 1993. Such earnings have been or are intended to be indefinitely reinvested. These earnings would become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.


(12)  Cash Flows

     For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

     The "Changes in Operating Working Capital" consists of the following (in millions):

                                             1993        1992        1991
                                             ----        ----        ----
         Notes and accounts receivable        $82        $(45)       $418
         Inventories                           66        (114)         62
         Accounts payable                    (147)        212        (317)
         Accrued liabilities                   16         (27)         (2)
         Estimated income taxes                14         (84)        (34)
                                              ---        ----        ----
          Total                               $31        $(58)       $127
                                              ===        ====        ====

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(12)  Cash Flows - Continued

     "Net Cash Provided by Operating Activities" includes the following cash payments for interest and income taxes (in millions):

                                                1993      1992       1991
                                                ----      ----       ----
         Interest paid (net of capitalized
         interest)                              $ 92      $106       $132

         Income taxes paid                      $391      $528       $662

     In 1991, an asset sale was funded with receivables of $120 million, which were subsequently collected in 1992. No other significant non-cash investing or financing transactions occurred in 1993, 1992 or 1991.


(13)  Investments in Debt and Equity Securities

     In May 1993, the Financial Accounting Standards Board issued SFAS
No. 115 "Accounting For Certain Investments in Debt and Equity Securities." This new standard requires companies, no later than 1994, to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. Debt which will be held to maturity will be carried at amortized cost. Certain securities considered available-for-sale shall be carried at fair value and unrealized holding gains and losses shall be carried as a net amount in a separate component of stockholders' equity until realized. Securities classified as trading shall be carried at fair value and unrealized holding gains and losses shall be included in earnings.

     Adoption of this new standard will not materially impact the combined financial position or the results of operations of the Group.


(14)  Oil and Gas Exploration, Development and Producing Activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on equity affiliates. Accordingly, such disclosures are not presented herein.

                            CALTEX GROUP OF COMPANIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)



                                                                   Other
                        Balance At                                 Changes     Balance
                        Beginning     Additions    Retirements      Add         At End
 Classification         Of Period      At Cost      Or Sales      (Deduct)    Of Period
- ---------------------------------------------------------------------------------------


Year ended
  December 31, 1993
   Producing             $2,783         $247         $  3         $  -         $3,027
   Refining               1,259          237            6           (7)(1)      1,483
   Marketing              2,107          262          108           (9)(2)      2,252
   Marine                    35            -            -            -             35
   Capitalized leases       113            8            2            -            119
                         ------         ----         ----         ----         ------
     Total               $6,297         $754         $119         $(16)        $6,916
                         ======         ====         ====         ====         ======




Year ended
  December 31, 1992
   Producing             $2,462         $322         $  1         $  -         $2,783
   Refining               1,111          166           18            -          1,259
   Marketing              1,915          253           46          (15)(3)      2,107
   Marine                    55            -           20            -             35
   Capitalized leases       113            -            -            -            113
                         ------         ----        -----         ----         ------
     Total               $5,656         $741        $  85         $(15)        $6,297
                         ======         ====        =====         ====         ======




Year ended
  December 31, 1991
   Producing             $2,179         $284        $   1         $  -         $2,462
   Refining               1,008          105            2            -          1,111
   Marketing              1,689          243           39           22(1)       1,915
   Marine                    54            1            -            -             55
   Capitalized leases       111            3            1            -            113
                         ------         ----        -----         ----         ------
     Total               $5,041         $636        $  43         $ 22         $5,656
                         ======         ====        =====         ====         ======





(1) Reclassification
(2) Currency translation adjustment $(4) and reclassification $(5)
(3) Currency translation adjustment

                           CALTEX GROUP OF COMPANIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)



                                      Additions                    Other
                        Balance At    Charged To                   Changes     Balance
                        Beginning     Costs and    Retirements      Add         At End
 Classification         Of Period      Expenses     Or Sales      (Deduct)    Of Period
- ---------------------------------------------------------------------------------------


Year ended
  December 31, 1993
   Producing             $1,158         $128           $ 1          $ -        $1,285
   Refining                 646           51             6           (2)(1)       689
   Marketing                736          104            32           (2)(2)       806
   Marine                     7            2             -            -             9
   Capitalized leases        81           10             2            -            89
                         ------         ----           ---          ---        ------
   Total                 $2,628         $295           $41          $(4)       $2,878
                         ======         ====           ===          ===        ======




Year ended
  December 31, 1992
   Producing             $1,051         $106           $(1)         $ -        $1,158
   Refining                 614           47            15            -           646
   Marketing                672           98            25           (9)(3)       736
   Marine                    23            2            18            -             7
   Capitalized leases        73           10             2            -            81
                         ------         ----           ---          ---        ------
     Total               $2,433         $263           $59          $(9)       $2,628
                         ======         ====           ===          ===        ======




Year ended
  December 31, 1991
   Producing             $  940         $111           $ -          $ -        $1,051
   Refining                 567           49             2            -           614
   Marketing                609           85            22            -           672
   Marine                    21            2             -            -            23
   Capitalized leases        64           10             1            -            73
                         ------         ----           ---          ---        ------
     Total               $2,201         $257           $25          $ -        $2,433
                         ======         ====           ===          ===        ======





(1) Reclassification
(2) Currency translation adjustment $(1) and reclassification $(1)
(3) Currency translation adjustment

                                                                  APPENDIX


DESCRIPTION OF GRAPHIC MATERIAL INCLUDED IN EXHIBIT 13 - TEXACO INC.'S 1993 ANNUAL REPORT TO STOCKHOLDERS.

The following information is depicted in graphic form in Texaco Inc.'s 1993 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1993 Annual Report to Stockholders as provided to Texaco Inc.'s shareholders:


1. The first graph is located in the top left margin next to the Consolidated Highlights table on page 24. The bar graph is entitled "Rates of Return on Average Stockholders' Equity." The Y axis depicts percentages from 0% to 20% with 5% increments. The X axis depicts the
   years 1991, 1992 and 1993.   Each year has 2 bar graphs, side by side,
   representing rate of return excluding special items (blue) and rate of return based on net income as reported (red) with applicable percentages shown on top of each graph. The plot points are as follows:

               Excluding
               Special Items  	As Reported
               -------------    -----------
   1991        12.8%            13.5%
   1992        12.0%          	10.9%
   1993        11.3%          	12.5%

   Below the graph a footnote appears which states "Returns exclude discontinued operations and the 1992 cumulative effect of accounting changes."


2. The second graph is located in the middle left margin next to the Consolidated Highlights table on page 24. The bar graph is entitled "Total Debt to Total Borrowed And Invested Capital." The Y axis depicts percentages from 0% to 50% with 10% increments. The X axis depicts the years 1991, 1992 and 1993 with applicable percentages shown on top of each graph. The plot points are as follows:

   1991        39.4%
   1992        39.3%
   1993        38.7%

                                    - 1 -

3. The third graph is located in the top left margin next to the first
   paragraph on page 25.  The bar graph is entitled "Revenues."   The Y
   axis depicts dollars in billions from $0 to $50 with $10 increments. The X axis depicts the years 1991, 1992 and 1993. Each years' bar graph is segmented into 4 colors representing the sources of revenues from refined products (blue), crude oil (red), natural gas (green) and equity and other income (including services) (yellow) and shows only yearly totals on top of each bar graph. The revenues, in billions of dollars, for each year and segment are depicted as follows:

                                            Equity and
          Refined       Crude     Natural   Other Income
          Products      Oil       Gas       (including services)     Total
          --------      -----     -------   --------------------     -----
   1991   $17.9         $13.8     $1.8      $3.7                      $37.2
   1992   $18.4         $12.8     $1.9      $3.4                      $36.5
   1993   $17.5         $11.1     $2.3      $3.2                      $34.1

   Below the graph a footnote appears which states "Excludes revenues for discontinued operations."


4. The fourth graph is located in the middle left margin next to the third and fourth paragraphs on page 25. The bar graph is entitled "Costs and Expenses." The Y axis depicts dollars in billions from $0 to $50 with $10 increments. The X axis depicts the years 1991, 1992 and 1993.
   Each years' bar graph is segmented into 2 colors representing purchases and other costs (blue) and expenses (red) and shows only yearly totals on top of each bar graph. Purchases and other costs and expenses, in billions of dollars, for each year and segment are depicted as follows:

          Purchases and
          Other Costs        Expenses       Total
          -------------      ---------      -----
   1991   $27.1              $8.6           $35.7
   1992   $27.0              $8.2           $35.2
   1993   $24.7              $8.2           $32.9

   Below the graph a footnote appears which states "Excludes amounts for discontinued operations."


5. The fifth graph is located in the bottom left margin next to the fifth
   and sixth paragraphs on page 25.   The bar graph is entitled "Operating
   Earnings by Geographic Area." The Y axis depicts dollars in millions from $0 to $2500 with $500 increments. The X axis depicts the years 1991, 1992 and 1993. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (red) and International (blue) as well as yearly totals on top of each bar graph. The plot points are as follows:

               United
               States    International      Total
               ------    -------------      -----
   1991        $772      $1037              $1809
   1992        $809      $ 698              $1507
   1993        $708      $ 760              $1468

   Below the graph a footnote appears which states "Operating earnings exclude corporate and nonoperating costs, cumulative effect of accounting changes and discontinued operations."

6. The sixth graph is located in the top left margin next to the Exploration and Production - United States earnings table on page 26. The bar graph is entitled "Exploration And Production Total Operating
   Earnings."   The Y axis depicts dollars in millions from $0 to $2000
   with $500 increments. The X axis depicts the years 1991, 1992 and 1993. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (red) and International (blue) as well as yearly totals on top of each bar graph. The plot points are as follows:

               United
               States    International      Total
               ------    -------------      -----
   1991        $605      $421               $1026
   1992        $543      $416               $ 959
   1993        $510      $322               $ 832

7. The seventh graph is located in the middle left margin next to the first and second paragraph, on page 26. The line graph is entitled "Average Crude Oil Selling Prices-Per Quarter" and is shown in dollars per barrel by quarter for the years 1991, 1992 and 1993. The Y axis depicts dollars per barrel from $5 to $30 with $5 increments. The X axis depicts the
   calendar quarters for 1991, 1992 and 1993.   Each quarter has 2 points
   plotted with the red line points representing average crude oil selling prices in the United States and the yellow line points representing
   average International crude oil selling prices.   The plot points are
   depicted as follows:

                          United
                          States                   International
                          -----------------        -----------------
   First Quarter 1991     $17.66 per barrel        $19.63 per barrel
   Second Quarter 1991    $16.48 per barrel        $17.12 per barrel
   Third Quarter 1991     $16.97 per barrel        $17.92 per barrel
   Fourth Quarter 1991    $17.09 per barrel        $19.08 per barrel
   First Quarter 1992     $14.48 per barrel        $16.52 per barrel
   Second Quarter 1992    $16.70 per barrel        $17.47 per barrel
   Third Quarter 1992     $17.81 per barrel        $18.42 per barrel
   Fourth Quarter 1992    $16.50 per barrel        $18.01 per barrel
   First Quarter 1993     $15.46 per barrel        $16.90 per barrel
   Second Quarter 1993    $15.70 per barrel        $17.01 per barrel
   Third Quarter 1993     $13.55 per barrel        $15.49 per barrel
   Fourth Quarter 1993    $12.36 per barrel        $14.05 per barrel


8. The eighth graph is located in the bottom left margin next to the third and fourth paragraphs on page 26. The line graph is entitled "Average U.S. Natural Gas Selling Price-Per Quarter" and is shown in dollars per thousand cubic feet by quarter for the years 1991, 1992 and 1993. The Y axis depicts dollars per thousand cubic feet from $1.00 to $3.00 with $0.50 increments. The X axis depicts the calendar quarters for the years 1991, 1992 and 1993. The plot points are depicted as follows:

   First Quarter 1991         $2.00 Per MCF
   Second Quarter 1991        $1.48 Per MCF
   Third Quarter 1991         $1.35 Per MCF
   Fourth Quarter 1991        $1.72 Per MCF
   First Quarter 1992         $1.72 Per MCF
   Second Quarter 1992        $1.51 Per MCF
   Third Quarter 1992         $1.83 Per MCF
   Fourth Quarter 1992        $2.40 Per MCF
   First Quarter 1993         $1.99 Per MCF
   Second Quarter 1993        $2.26 Per MCF
   Third Quarter 1993         $2.17 Per MCF
   Fourth Quarter 1993        $2.34 Per MCF

9. The ninth graph is located in the top left margin next to the first
   and second paragraphs on page 27.   The bar graph is entitled
   "Manufacturing, Marketing and Distribution Total Operating Earnings." The Y axis depicts dollars in millions from $0 to $1000 with $200
   increments.   The X axis depicts the years 1991, 1992 and 1993. Each
   years' bar graph is segmented into 2 colors representing operating earnings in the United States (red) and International (blue) as well as yearly totals on top of each bar graph. The plot points are as follows:

                United
                States      International       Total
                ------      -------------       -----
    1991        $187        $647                $834
    1992        $267        $300                $567
    1993        $215        $434                $649

10. The tenth graph is located in the middle left margin next to the Manufacturing, Marketing and Distribution - United States earnings table on page 27. The bar graph is entitled "Refined Product
     Sales-U.S. by Principal  Products."   The Y axis depicts barrels in
     thousands per day from 0 to 1000 with increments of 200.   The X axis
     depicts the years 1991, 1992 and 1993.   Each years' bar graph is
     segmented into 5 colors representing sales of gasolines (blue), middle distillates (red), avjets (green), residuals (purple) and other (yellow) and shows only yearly totals on top of each graph. Refined product sales, in thousands of barrels a day for each year and segment, are depicted as follows:

                         Middle
            Gasolines    Distillates    Avjets   Residuals   Other   Total
            ---------    -----------    ------   ---------   -----   -----
     1991   431          168            97       107         66      869
     1992   441          172            98       100         69      880
     1993   425          180            84        61         80      830

     Below the graph a footnote appears which states "Includes equity in an affiliate."


11. The eleventh graph is located in the top left margin next to the first and second paragraphs on page 29. The bar graph is entitled "Environmental-Cash Expenditures." The Y axis depicts dollars in millions from $0 to $1000 with increments of $200. The X axis depicts the years 1991, 1992 and 1993. Each years' bar graph is segmented into 2 colors representing capital expenditures (green) and other (yellow) and shows only yearly totals on top of each graph. Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

                 Capital
                 Expenditures     Other        Total
                 ------------     -----        -----
     1991        $253             $435         $688
     1992        $270             $403         $673
     1993        $302             $475         $777

     Below the graph a footnote appears which states "Includes equity in affiliates."

12. The twelfth graph is located in the top left margin next to the first and second paragraphs on page 30. The pie chart is entitled "1993 Sources of Cash and Cash Equivalents" and is shown in billions of dollars. The pie chart is segmented with 4 colors depicting the 1993 sources of cash and cash equivalents. The four sources are operations
     (blue), borrowings (red), issuance of preferred stock by subsidiaries (green) and asset sales (yellow). For each source shown there is a corresponding dollar amount in billions, as well as a percent of each source to the total. The plot points and percentages are as follows:


     1993 Sources of Cash                Billions of
     and Cash Equivalents                Dollars           Percent
     --------------------                -----------       -------
     Operations                          $3.1              62%
     Borrowings                          $1.1              22%
     Issuance of Preferred Stock
       by Subsidiaries                   $0.4               8%
     Asset Sales                         $0.4               8%
                              	         ----
                                  Total  $5.0

13. The thirteenth graph is located in the middle left margin next to the third and fourth paragraphs on page 30. The pie chart is entitled
     "1993 Uses of Cash and Cash Equivalents" and is shown in billions of dollars. The pie chart is segmented with 4 colors depicting the 1993 uses of cash and cash equivalents. The four uses are capital and exploratory (capex) (blue), dividends (red), repayments of borrowings and other uses (green) and outflows unrelated to current year operations
     (yellow).   For each use shown there is a corresponding dollar amount in billions, as well as a percent of each use to the total. The plot points and percentages are as follows:


     1993 Uses of Cash                        Billions of
     and Cash Equivalents                     Dollars             Percent
     --------------------                     -----------         -------
     Capex                                    $2.3                47%
     Dividends                                $1.0                20%
     Repayments of Borrowings and
       Other Uses                             $1.0                19%
     Outflows Unrelated To Current
       Year Operations                        $0.7                14%
                                              ------
                                    Total     $5.0

14. The fourteenth graph is located in the bottom left margin next to the fifth paragraph on page 30. The bar graph is entitled "Debt Profile." The Y axis depicts numerical values from 0 to 15 with increments of 3. The X axis depicts two sets of bar graphs for the years 1991, 1992 and
     1993.   The first set of bar graphs represent the average interest rate percentages (blue) at each year-end. The second set of bar graphs represent the average maturity years (red) at each year-end. The applicable plot points are as follows:

                 Average             Average
                 Interest Rate       Maturity
                 -------------       --------
     1991        7.9%                 7.5 years
     1992        7.2%                 9.0 years
     1993        7.1%                12.3 years

15. The fifteenth graph is located in the top left margin next to the first and second paragraphs on page 31. The bar graph is entitled "Total Production and Reserve Additions." The Y axis depicts barrels of oil equivalent, in millions, from 0 to 600 with increments of 100. The X axis depicts the years 1991, 1992 and 1993. Each year has 2 bar graphs, side by side. The first bar (blue) represents total produc-tion with the total shown on top of each year's graph. The second bar depicts reserve additions and is segmented into 2 colors representing extensions, discoveries and additions (red) and revisions (green) and
     shows only yearly totals on top of each graph.   The production and
     reserve additions, in million barrels of oil equivalent, for each year and segment are shown or depicted as follows:

                                     Reserve Additions
                           -------------------------------------------

                           Extensions,
            Total          Discoveries                   Total Reserve
            Production     and Additions    Revisions      Additions
            ----------     ------------     ---------    -------------
     1991   432            258              166            424
     1992   404            215              167            382
     1993   402            303              147            450

     Below the graph a footnote appears which states "Includes equity in an affiliate."


16. The sixteenth graph is located in the bottom left margin on page 31. The bar graph is entitled "Capital and Exploratory Expenditures."
     The Y axis depicts dollars in billions from $0 to $5 with increments of $1. The X axis depicts two sets of bar graphs for the years 1991,
     1992 and 1993.   The first set of bar graphs segments the expenditures
     by function representing exploration and production (blue), manufacturing, marketing and distribution (yellow) and other (red) and shows only yearly totals on top of each graph. The second set of bar graphs segments the expenditures geographically representing the United States (green) and International (purple) and shows only yearly totals on top of each graph. Capital and exploratory expenditures, in millions of dollars, for each year and segment are depicted as follows:

            Exploration     Manufacturing,
            and             Marketing
            Production      and Distribution    Other     Total
            --------------  ----------------    -----     -----
     1991   $2.0            $1.2                $0.2      $3.4
     1992   $1.7            $1.2                $0.1      $3.0
     1993   $1.7            $1.1                $0.1      $2.9

     Capital and exploratory expenditures, in millions of dollars, segregated geographically are depicted as follows:

            United
            States         International       Total
            ------         -------------       ------
     1991   $1.8           $1.6                $3.4
     1992   $1.4           $1.6                $3.0
     1993   $1.3           $1.6                $2.9

     Below the graph a footnote appears which states "Includes equity in affiliates and excludes amounts for discontinued operations."

17. The seventeenth graph is located in the top left margin next to the first paragraph on page 32. The bar graph is entitled "Exploratory Expenses." The Y axis depicts dollars in millions from $0 to $600 with increments of $100. The X axis depicts two sets of bar graphs for the years 1991, 1992 and 1993. The first set of bar graphs segments the expenses by category representing dry hole (blue) and geological, geophysical and other (red) and shows only yearly totals on top of each bar graph. The second set of bar graphs segments the expenses geographically representing the United
     States (green) and International (purple) and shows only yearly totals on top of each bar graph. Exploratory expenses, in millions of dollars, for each year and segment are depicted as follows:

                           Geological,
                           Geophysical
                 Dry Hole  and Other      Total
                 --------  -----------    -------
     1991        $179      $257           $436
     1992        $118      $231           $349
     1993        $175      $177           $352

                 United
                 States    International  Total
                 ------    -------------  -------
     1991        $137      $299           $436
     1992        $126      $223           $349
     1993        $115      $237           $352

                                INDEX TO EXHIBITS

        The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

    Exhibits                                                            Page
    --------                                                            ----
       (3.1) Copy of Restated Certificate of Incorporation of
             Texaco Inc., as amended to and including December
             22, 1992, including Certificate of Designations,
             Preferences and Rights of Series B ESOP Convertible
             Preferred Stock, Series C Variable Rate Cumulative
             Preferred Stock, Series D Junior Participating
             Preferred Stock, Series E Variable Rate
             Cumulative Preferred Stock, Series F ESOP Convertible
             Preferred Stock and Series G, H, I and J Market
             Auction Preferred Shares, filed as Exhibit 3.1 to
             Texaco Inc.'s Annual Report on Form 10-K for 1992
             dated March 17, 1993, incorporated herein by reference.      *
       (3.2) Copy of By-Laws of Texaco Inc., as amended to and
             including February 26, 1993, filed as Exhibit 3.2 to
             Texaco Inc.'s Annual Report on Form 10-K for 1992 dated
             March 17, 1993, incorporated herein by reference.            *
(10(iii)(a)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages A-1 through A-8 of Texaco Inc.'s
             proxy statement dated April 5, 1993.                         *
(10(iii)(b)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages IV-1 through IV-5 of Texaco Inc.'s
             proxy statement dated April 10, 1989, as such Plan was
             amended by Exhibit A to Texaco Inc.'s proxy statement
             dated March 29, 1991, incorporated herein by reference.      *
(10(iii)(c)) Texaco Inc.'s Incentive Bonus Plan, incorporated by reference to page IV-5 of Texaco Inc.'s proxy statement
             dated April 10, 1989.                                        *
(10(iii)(d)) Description of Texaco Inc.'s Supplemental Pension Benefits
             Plan, incorporated by reference to pages 8 and 9 of Texaco
             Inc.'s proxy statement dated March 17, 1981.                 *
(10(iii)(e)) Description of Texaco Inc.'s Revised Supplemental Plan,
             incorporated by reference to pages 24 through 27 of
             Texaco Inc.'s proxy statement dated March 9, 1978.           *
(10(iii)(f)) Description of Texaco Inc.'s Revised Incentive
             Compensation Plan,	incorporated by reference to pages
             10 and 11 of Texaco Inc.'s proxy statement dated
             March 13, 1969.                                              *
        (11) Computation of Earnings Per Share of Common Stock of
             Texaco Inc. and Subsidiary Companies.
      (12.1) Computation of Ratio of Earnings to Fixed Charges of
             Texaco on a Total Enterprise Basis.

                                                                        Page
                                                                        ----

      (12.2) Definitions of Selected Financial Ratios.
        (13) Copy of those portions of Texaco Inc.'s 1993
             Annual Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.
        (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which each subsidiary was organized.
        (23) Consent of Arthur Andersen & Co.
        (24) Powers of Attorney for the Directors and certain Officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.