Form 10-Q
period 1994-03-31
TEXACO INC
filed 1994-05-13
CIK 97349

===============================================================================

                               United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549
                                 Form 10-Q

                          ----------------------

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994	  Commission file number 1-27


                                  Texaco Inc.
           (Exact name of the registrant as specified in its charter)


         Delaware                                        74-1383447
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     2000 Westchester Avenue
     White Plains, New York                                  10650
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (914) 253-4000

                          -----------------------

   Texaco Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   As of April 29, 1994, there were outstanding 259,190,896 shares of Texaco Inc. Common Stock - par value $6.25.

===============================================================================

                      PART I - FINANCIAL INFORMATION

                   TEXACO INC. AND SUBSIDIARY COMPANIES
                     STATEMENT OF CONSOLIDATED INCOME
           FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
           --------------------------------------------------
             (Millions of dollars, except per share amounts)

                                                              (Unaudited)
                                                         --------------------
                                                         For the three months
                                                            ended March 31,
                                                         --------------------
                                                           1994       1993 (a)
                                                           ----       ----
REVENUES
   Sales and services                                    $7,232      $8,061
   Equity in income of affiliates, income from
      dividends, interest, asset sales and other            202         172
                                                         ------      ------
                                                          7,434       8,233
                                                         ------      ------
DEDUCTIONS
   Purchases and other costs                              5,183       5,957
   Operating expenses                                       731         708
   Selling, general and administrative expenses             391         402
   Maintenance and repairs                                   90          98
   Exploratory expenses                                      66          55
   Depreciation, depletion and amortization                 408         375
   Interest expense                                         122         110
   Taxes other than income taxes                            125         139
   Minority interest                                         11           4
                                                         ------      ------
                                                          7,127       7,848
                                                         ------      ------
Income from continuing operations
   before income taxes                                      307         385
Provision for income taxes                                  105         104
                                                         ------      ------
Net income from continuing operations                       202         281
Discontinued operations - net loss from operations            -          (3)
                                                         ------      ------

NET INCOME                                               $  202      $  278
                                                         ======      ======
Preferred stock dividend requirements                    $   24      $   27
                                                         ------      ------
Net income available for common stock                    $  178      $  251

Per common share (dollars)
   Net income (loss)
      Continuing operations                              $  .69      $  .98
      Discontinued operations                                 -        (.01)
                                                         ------      ------
   Net income                                            $  .69      $  .97
                                                         ======      ======
   Cash dividends paid                                   $  .80      $  .80

Average number of common shares
   outstanding (thousands)                              259,185     258,797

(a) Results for 1993 have been reclassified to separately identify discontinued operations (See Note 1).

              See accompanying notes to consolidated financial statements.

                        TEXACO INC. AND SUBSIDIARY COMPANIES
                            CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 1994 AND DECEMBER 31, 1993
                     ------------------------------------------
                               (Millions of dollars)
                                                                       March 31,   December 31,
                                                                          1994          1993
                                                                       ----------   -----------
                                                                       (Unaudited)
                                                                       -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                        $   403    $   488
      Short-term investments - at fair value                                55         48
      Accounts and notes receivable, less allowance for doubtful
         accounts of  $28 million in 1994 and 1993                       3,215      3,529
      Inventories                                                        1,297      1,298
      Net assets of discontinued operations (see Note 1)                 1,185      1,180
      Deferred income taxes and other current assets                       305        322
                                                                       -------    -------
            Total current assets                                         6,460      6,865

   Investments and Advances                                              5,058      4,984

   Properties, Plant and Equipment - at cost                            33,291     33,149
   Less - Accumulated depreciation, depletion and amortization          19,119     18,978
                                                                       -------    -------
      Net properties, plant and equipment                               14,172     14,171

   Deferred Charges                                                        653        606
                                                                       -------    -------
            Total                                                      $26,343    $26,626
                                                                       =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Notes payable, commercial paper and
         current portion of long-term debt                             $   737    $   669
      Accounts payable and accrued liabilities                           2,923      3,324
      Estimated income and other taxes                                     878        763
                                                                       -------    -------
            Total current liabilities                                    4,538      4,756

   Long-Term Debt and Capital Lease Obligations                          6,259      6,157
   Deferred Income Taxes                                                 1,115      1,162
   Employee Retirement Benefits                                          1,107      1,104
   Deferred Credits and Other Noncurrent Liabilities                     2,452      2,636
   Minority Interest in Subsidiary Companies                               535        532
                                                                       -------    -------
            Total                                                       16,006     16,347
   Stockholders' Equity
      Variable Rate Cumulative Preferred Stock                             648        648
      Market Auction Preferred Shares                                      300        300
      ESOP Convertible Preferred Stock                                     528        536
      Unearned employee compensation                                      (333)      (337)
      Common stock - par value $6.25:
         Shares authorized - 350,000,000
         Shares issued - 274,293,417 in 1994 and 1993,
            including treasury stock                                     1,714      1,714
      Paid-in capital in excess of par value                               653        655
      Retained earnings                                                  7,447      7,463
      Currency translation adjustment                                       72         18
      Unrealized net gain on investments                                    75         58
                                                                       -------    -------
                                                                        11,104     11,055

Less - Common stock held in treasury, at cost -
            15,075,819 shares in 1994 and
            15,273,372 shares in 1993                                      767        776
                                                                       -------    -------
               Total stockholders' equity                               10,337     10,279
                                                                       -------    -------
               Total                                                   $26,343    $26,626
                                                                       =======    =======

            See accompanying notes to consolidated financial statements.

                         TEXACO INC. AND SUBSIDIARY COMPANIES
                    CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                  --------------------------------------------------
                             (Millions of dollars)
                                                             (Unaudited)
                                                         --------------------
                                                         For the three months
                                                           ended March 31,
                                                         --------------------
                                                           1994         1993
                                                           ----         ----
OPERATING ACTIVITIES
   Net income                                              $ 202        $ 278
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization            408          395
         Deferred income taxes                                31           24
         Exploratory expenses                                 66           55
         Minority interest in net income                      11            4
         Dividends from affiliates, less than equity
            in income                                        (45)         (63)
         Changes in operating working capital               (145)        (221)
         Other - net                                         (65)          91
                                                            ----         ----
            Net cash provided by operating activities        463          563

INVESTING ACTIVITIES
   Capital and exploratory expenditures                     (545)        (416)
   Proceeds from sales of assets                              43           70
   Purchases of investment instruments                      (295)        (351)
   Sales of investment instruments                           315          400
   Other - net                                                 3          (28)
                                                            ----         ----
            Net cash used in investing activities           (479)        (325)
FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                              9          488
         Repayments                                          (21)        (233)
   Net increase (decrease) in other borrowings               172         (180)
   Dividends paid to the company's stockholders
      Common                                                (207)        (207)
      Preferred                                              (14)         (16)
   Dividends paid to minority shareholders                    (8)          (1)
                                                            ----         ----
           Net cash used in financing activities             (69)        (149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                            -           (3)
                                                            ----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (85)          86
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               488          461
                                                            ----         ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $403         $547
                                                            ====         ====

            See accompanying notes to consolidated financial statements.

                       TEXACO INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------


Note 1. Discontinued Operations
- -------------------------------

In 1993, Texaco Inc. announced that it had entered into memorandums of under-standing to sell Texaco Chemical Company, a wholly owned subsidiary, and substantially all of its worldwide chemical operations to Huntsman Corporation, an affiliate of the Jon M. Huntsman Group of Companies.

On April 21, 1994, Texaco Inc. received $850 million as part of the sale of Texaco Chemical Company, consisting of $650 million in cash and $200 million in an 11-year subordinated note. Not included as part of this transaction is Texaco's worldwide lubricant additives business, which Texaco is working in cooperation with Huntsman Financial Corporation to sell to a third party. In the absence of such a third party sale, Huntsman Financial Corporation will acquire Texaco's lubricant additive business by September 30, 1994. Texaco also granted to Huntsman Corporation, for an additional $10 million in cash, a two-year option to purchase either 50 percent or 100 percent of a Texaco facility currently under construction in Port Neches, Texas, which will produce 400 million pounds per year of propylene oxide and 14,000 barrels per day of methyl tertiary butyl ether (MTBE).

The results for chemical operations have been classified as discontinued operations for all periods presented in the Statement of Consolidated Income. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "net assets of discontinued operations" for all periods presented. Discontinued operations have not been segregated in the Condensed Statement of Consolidated Cash Flows for the prior period; therefore, amounts for certain captions will not agree with the Statement of Consolidated Income. Additional selected financial data are summarized as follows:

                                                   (Unaudited)
                                              --------------------
                                              For the three months
                                                  ended March 31,
                                ----------------------------------------------
                                               1994           1993
                                               ----           ----
                                (Millions of dollars, except per share amounts)

Discontinued Chemical Operations
- --------------------------------

   Revenues                                    $  268         $  286
                                               ======         ======
   Loss from operations before income taxes         -         $   (6)
   Benefit from income taxes                        -              3
                                               ------         ------
   Net loss from operations                         -         $   (3)
                                               ======         ======
   Per common share (dollars)
      Net loss from operations                      -         $ (.01)
                                               ======         ======

Note 2. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                   As of
                                         --------------------------
                                          March 31,    December 31,
                                            1994          1993
                                            ----          ----
                                         (Unaudited)
                                            (Millions of dollars)

            Crude oil                       $  309        $  304
            Petroleum products                 724           726
            Other merchandise                   54            52
            Materials and supplies             210           216
                                            ------        ------
            Total                           $1,297        $1,298
                                            ======        ======

Inventories of discontinued operations at March 31, 1994 and December 31, 1993 have been included as part of net assets of discontinued operations.


Note 3. Contingent Liabilities
- ------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 17 and 18, beginning on page 52, of Texaco Inc.'s 1993 Annual Report to Stockholders. In addition, with regard to the Louisiana royalties suit, information relative to the settlement of these royalties issues is presented in Note 19 on page 53 of Texaco Inc.'s 1993 Annual Report to Stockholders and in Item 3, page 39, of Texaco Inc.'s 1993 Annual Report on Form 10-K.

                               -------------------

In the company's opinion, while it is impossible to ascertain the ultimate legal and financial liability with respect to the above-mentioned and other contingent liabilities and commitments, including lawsuits, claims, guarantees, taxes and regulations, the aggregate amount of such liability in excess of financial reserves, together with deposits and prepayments made against disputed tax claims, is not anticipated to be materially important in relation to the consolidated financial position or results of operations of Texaco Inc. and its subsidiaries.

Note 4. Caltex Group of Companies
- ---------------------------------
Summarized unaudited financial information for the Caltex group of companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below:

                                         For the three months
                                            ended March 31,
                                         --------------------
                                           1994         1993
                                           ----         ----
                                         (Millions of dollars)

         Gross revenues                    $3,368       $3,973

         Income before income taxes        $  295       $  322

         Net income                        $  178       $  185

Effective January 1, 1994, the Caltex group adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that certain investments be classified into three categories and be accounted for at fair value unless being held to maturity. Adoption of SFAS No. 115 had no effect on reported income but resulted in an increase in Caltex's stockholders' equity of $80 million, after related income taxes, at March 31, 1994, primarily as a result of unrealized holding gains on investments classified as available-for-sale by certain affiliates.



                               * * * * * * * * * * *

In the determination of preliminary and unaudited financial statements for the three-month periods ended March 31, 1994 and 1993, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1993 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

Consolidated worldwide net income for Texaco Inc. and subsidiary companies for the first quarter of 1994 was $202 million, or $.69 per share, as compared with $278 million, or $.97 per share for the first quarter of 1993. Results for the first quarter of 1993 include a charge of $3 million, or $.01 per share, for the discontinued chemical operations.

Texaco's operational performance for the first quarter of 1994 was negatively impacted by significantly reduced crude oil prices which prevailed throughout the quarter. In the U.S., crude oil prices were more than $4 per barrel below first quarter 1993 prices and internationally, prices were more than $3 per barrel lower than the first quarter 1993. Downstream operations experienced strong operational performance, particularly in the U.S. on the East and Gulf coasts. Results also benefitted from higher natural gas prices in the U.S., which were $.33 per thousand cubic feet higher than in the first quarter 1993, increased international crude oil production levels, and the company's continued initiative to improve business processes and contain costs.


                               OPERATING EARNINGS

PETROLEUM AND NATURAL GAS
    UNITED STATES

Exploration and production earnings for the first quarter of 1994 were $75 million as compared to $133 million for the first quarter 1993. The results for 1994 reflect crude oil prices that declined sharply since last summer. Crude oil prices realized in the first quarter 1994 were $4.44 per barrel lower than in the first quarter of 1993. However, upstream earnings benefitted somewhat from an increase in natural gas prices over the first quarter of last year. U.S. production for the 1994 quarter decreased, in part, as a result of sales and joint venturing of selected gas properties in late 1993.

Manufacturing and marketing results were $78 million for the first quarter of 1994, as compared to $49 million for the first quarter of 1993. Earnings for 1994 benefitted from higher margins, mainly on the East and Gulf Coasts, as a result of lower refinery feedstock costs. Partially offsetting the improved margins was scheduled maintenance in 1994, principally at the Puget Sound refinery in Washington State. Sales of branded gasoline showed a strong increase in March of 1994, reflecting the successful introduction of Texaco's New CleanSystem3 gasoline throughout the United States.

    INTERNATIONAL

Exploration and production earnings were $45 million for the first quarter of 1994, as compared to $79 million for the first quarter of 1993. The decline in the comparative first quarter results is due to the substantial drop in crude oil prices, partly offset by enhanced and new production. Production was up 28 percent mainly as a result of increases in the U.K. and Danish sectors of the North Sea, as well as in Indonesia and in the Partitioned Neutral Zone between Kuwait and Saudi Arabia.

Manufacturing and marketing results were $125 million for the first quarter of 1994, as compared to $122 million for the first quarter of 1993. Increased sales in Latin America benefitted the comparative first quarter earnings, as did slightly higher margins in Brazil. Higher margins in the United Kingdom were offset by lower margins in the remainder of Europe and in West Africa.

                              CORPORATE/NONOPERATING

Corporate/nonoperating charges for the first quarter of 1994 were $120 million, as compared to charges of $99 million for the first quarter of 1993. This increase was mainly due to higher after-tax interest expense, partly offset by lower corporate overhead.

                        DISCONTINUED CHEMICAL OPERATIONS

The sale of Texaco Chemical Company (other than Texaco's lubricant additives business) was consummated with Huntsman Corporation on April 21, 1994. Final events relating to the closing are being evaluated in the second quarter, and it is currently projected that any future charges, net of certain corporate tax benefits that may be prompted by this sale, would be less than $50 million. Texaco continues to cooperate with Huntsman Financial Corporation to explore the sale of the lubricant additives business to a third party. In the absence of such a third party sale, Huntsman Financial Corporation is scheduled to acquire this business by September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1994, Texaco's cash, cash equivalents and short-term investments totaled $458 million as compared to the 1993 year-end level of $536 million. Texaco's total cash from operating activities for the first quarter of 1994
(as presented on the Condensed Statement of Consolidated Cash Flows) included several significant outflows that were not directly related to current period operations, and which in the aggregate, amounted to some $160 million. Among these outflows were payments related to the State of Louisiana royalty settle-ment which is discussed below and certain environmental expenditures.

During the first quarter of 1994, cash generated from normal operating activi-ties and proceeds from asset sales totaled some $665 million. These sources of cash were used in support of Texaco's capital and exploratory expenditures program of $545 million and for the payment of dividends to common, preferred and minority shareholders of $229 million.

Total debt at March 31, 1994 amounted to $7.0 billion as compared to $6.8 billion at year-end 1993. Texaco's ratio of total debt to total borrowed and invested capital was 39.2% at March 31, 1994 and 38.7% at year-end 1993.

Texaco maintains revolving credit facilities with commitments of $2.35 billion, which remained unused at both March 31, 1994 and at year-end 1993. Texaco also maintains an accounts receivable sales facility of approximately $400 million, which was not utilized at March 31, 1994 nor at December 31, 1993.

At March 31, 1994, Texaco's long-term debt included $1.14 billion of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis.

During the first quarter of 1994, Texaco reached an out-of-court global settle-ment with the State of Louisiana in which Texaco agreed to pay the State $250 million to end a long-standing royalty dispute. This amount, which had been fully reserved for in previous years, did not result in a 1994 charge to income. Texaco paid the first installment of $150 million in February 1994 and will pay $50 million in 1995 and $50 million in 1996. In addition, Texaco also agreed to embark on an economic expansion program in Louisiana which will cause $152 million to be spent over the next five years on expanded activity and investments affecting state-owned oil and gas properties in which Texaco has interests.

Subsequent to March 31, 1994, Texaco closed the first part of a transaction to sell substantially all of its worldwide chemical operations, which had been classified as discontinued operations. On April 21, 1994, the company received $650 million in cash and an 11-year subordinated note with a face value of $200 million. It is anticipated that the proceeds will be used in support of Texaco's investment programs in its core business, as well as other general corporate purposes.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $624 million for the first quarter of 1994, as compared with $534 million for the same period in 1993.

Upstream expenditures increased in the United States, reflecting additional drilling activities, with particular emphasis on developmental gas projects. Internationally, increased upstream activities in Indonesia and Australia were more than offset by lower expenditures in the U.K. North Sea where successful project completions continue to result in higher production volumes.

Downstream expenditures increased in 1994, principally as a result of a refinery upgrade project in Panama. In the United States, expenditures declined somewhat due to the completion of refinery upgrade projects underway in 1993 by Texaco's affiliate, Star Enterprise.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q and to Item 3 of Texaco Inc.'s 1993 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of March 31, 1994, Texaco Inc. and its subsidiaries were parties to various proceedings, instituted by governmental authorities, arising under the pro-visions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of two proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations:

     On January 21, 1994, an administrative proceeding was initiated by the Texas Natural Resource Conservation Commission ("TNRCC"), alleging that Texaco Chemical Company's Port Neches, Texas plant violated the State Solid Waste Disposal Act and the State Water Code by not registering a solid waste site and polluting the waters of the state. The TNRCC is seeking civil penalties of $381,840 and remediation of alleged violations. The company is contesting liability.

     On March 11, 1994, an administrative proceeding was instituted by the U.S. Environmental Protection Agency ("EPA"), Region IX, alleging that Texaco Refining and Marketing Inc.'s Bakersfield, California refinery injected waste water containing selenium at a level greater than is permitted under the Resource Conservation and Recovery Act and the California Health and Safety Code. The EPA is seeking civil penalties of $391,133. The company is contesting liability.

Item 5. Other Information
- -------------------------


                                                              (Unaudited)
                                                          --------------------
                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                           1994        1993 (a)
                                                           ----        ----
                                                          (Millions of dollars)
FUNCTIONAL NET INCOME
- ---------------------
Operating earnings (losses) from continuing operations
  Petroleum and natural gas
    Exploration and production
      United States                                         $  75       $ 133
      International                                            45          79
                                                            -----       -----
        Total                                                 120         212

  Manufacturing, marketing and distribution
      United States                                            78          49
      International                                           125         122
                                                            -----       -----
        Total                                                 203         171
                                                            -----       -----
        Total petroleum and natural gas                       323         383
  Nonpetroleum                                                 (1)         (3)
                                                            -----       -----
        Total operating earnings                              322         380
Corporate/Nonoperating                                       (120)        (99)
                                                            -----       -----
Net income from continuing operations                         202         281
Discontinued chemical operations - net loss from operations     -          (3)
                                                            -----       -----
        Net income                                          $ 202       $ 278
                                                            =====       =====

CAPITAL AND EXPLORATORY EXPENDITURES

Texaco Inc. and subsidiary companies
  Exploration and production
    United States                                           $ 270       $ 140
    International                                             123         176
                                                            -----       -----
        Total                                                 393         316
  Manufacturing, marketing and distribution
    United States                                              50          53
    International                                              53          26
                                                            -----       -----
        Total                                                 103          79
  Other                                                         6           7
                                                            -----       -----
        Total                                                 502         402
Equity in affiliates
    United States                                              25          37
    International                                              97          95
                                                            -----       -----
        Total                                                 122         132
                                                            -----       -----
        Total continuing operations                           624         534
Discontinued chemical operations                               19          23
                                                            -----       -----
        Total, including equity in affiliates               $ 643       $ 557
                                                            =====       =====

(a) Results for 1993 have been reclassified to separately identify discontinued chemical operations (See Note 1).

                                                              (Unaudited)
                                                          --------------------
                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                           1994        1993
                                                           ----        ----
OPERATING DATA - INCLUDING INTERESTS
- ------------------------------------
  IN AFFILIATES
  -------------
Net production of crude oil and natural gas liquids
  (thousands of barrels per day)
      United States                                          408         428
      Other Western Hemisphere                                20          20
      Europe                                                 117          77
      Other Eastern Hemisphere                               239         200
                                                           -----       -----
            Total                                            784         725

Net production of natural gas available for sale
  (millions of cubic feet per day)
      United States                                        1,675       1,762
      International                                          330         242
                                                           -----       -----
            Total                                          2,005       2,004

Natural gas sales (millions of cubic feet per day)
      United States                                        2,914       2,780
      International                                          349         260
                                                           -----       -----
            Total                                          3,263       3,040

Natural gas liquids sales, including purchased LPG's
  (thousands of barrels per day)
      United States                                          196         210
      International                                           61          38
                                                           -----       -----
            Total                                            257         248

Refinery input (thousands of barrels per day)
      United States                                          613         668
      Other Western Hemisphere                                51          54
      Europe                                                 329         329
      Other Eastern Hemisphere                               478         451
                                                           -----       -----
            Total                                          1,471       1,502

Refined product sales (thousands of barrels per day)
      United States                                          816         812
      Other Western Hemisphere                               310         290
      Europe                                                 462         479
      Other Eastern Hemisphere                               723         761
                                                           -----       -----
            Total                                          2,311       2,342

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     _  (11)  Computation of Earnings Per Share of Common Stock of Texaco Inc.
              and Subsidiary Companies.

     _  (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on a
              Total Enterprise Basis.

     _ (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1993), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.


(b)  Reports on Form 8-K:

     During the first quarter of 1994, the Registrant filed Current Reports on Form 8-K for the following events:

     1.  January 24, 1994 (date of earliest event reported: January 24, 1994)

         Item 5. Other Events _ reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1993. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Fourth Quarter and Year 1993," dated January 24, 1994.

     2.  February 10, 1994 (date of earliest event reported: February 9, 1994)

         Items 5. Other Events _ reported that Texaco and the State of Louisiana announced that they had agreed to an out-of-court global settlement ending a long-standing royalty dispute. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Inc. and State of Louisiana Settle Long-Standing Royalty Suit," dated February 9, 1994.

                                     SIGNATURES
                                     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                                                           Texaco Inc.
                                                       -------------------
                                                           (Registrant)



                                                   By:     R.C. Oelkers
                                                       -------------------
                                                          (Comptroller)



                                                   By:      R.E. Koch
                                                       -------------------
                                                      (Assistant Secretary)



Date:  May 13, 1994
      --------------