Form 10-Q
period 1994-06-30
TEXACO INC
filed 1994-08-11
CIK 97349

===============================================================================

                               United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-Q

                                 -------

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994       Commission file number 1-27


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

     As of July 29, 1994, there were outstanding 259,403,492 shares of Texaco Inc. Common Stock - par value $6.25.


===============================================================================

                         PART I - FINANCIAL INFORMATION


                           TEXACO INC. AND SUBSIDIARY COMPANIES
                             STATEMENT OF CONSOLIDATED INCOME
                 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                -----------------------------------------------------------
                      (Millions of dollars, except per share amounts)

                                                                         (Unaudited)
                                                        --------------------------------------------
                                                        For the six months      For the three months
                                                          ended June 30,            ended June 30,
                                                        -------------------     --------------------
                                                         1994        1993(a)     1994        1993 (a)
                                                       ------      ------      ------      ------
REVENUES
   Sales and services                                 $15,097     $16,652     $ 7,865     $ 8,591
   Equity in income of affiliates, income from
       dividends, interest, asset sales and other         337         354         135         182
                                                      -------     -------     -------     -------
                                                       15,434      17,006       8,000       8,773
                                                      -------     -------     -------     -------

DEDUCTIONS
   Purchases and other costs                           10,970      12,337       5,787       6,380
   Operating expenses                                   1,521       1,462         790         754
   Selling, general and administrative expenses           863         820         472         418
   Maintenance and repairs                                185         194          95          96
   Exploratory expenses                                   156         115          90          60
   Depreciation, depletion and amortization               839         761         431         386
   Interest expense                                       246         225         124         115
   Taxes other than income taxes                          242         277         117         138
   Minority interest                                       18           8           7           4
                                                      -------     -------     -------     -------
                                                       15,040      16,199       7,913       8,351
                                                      -------     -------     -------     -------

Income from continuing operations
   before income taxes                                    394         807          87         422
Provision for (benefit from) income taxes                  77         214         (28)        110
                                                      -------     -------     -------     -------
Net income from continuing operations                     317         593         115         312
                                                      -------     -------     -------     -------
Discontinued operations
   Net loss from operations                                 -          (6)          -          (3)
   Net loss on disposal                                   (87)          -         (87)          -
                                                      -------     -------     -------     -------
Net loss from discontinued operations                     (87)         (6)        (87)         (3)
                                                      -------     -------     -------     -------

NET INCOME                                            $   230     $   587     $    28     $   309
                                                      =======     =======     =======     =======

Preferred stock dividend requirements                 $    49     $    51     $    25     $    24
                                                      -------     -------     -------     -------
Net income available for common stock                 $   181     $   536     $     3     $   285
                                                      =======     =======     =======     =======

Per common share (dollars)
   Net income (loss)
      Continuing operations                           $  1.04     $  2.09     $   .35     $  1.11
      Discontinued operations                            (.34)       (.02)       (.34)       (.01)
                                                      -------     -------     -------     -------
   Net income                                         $   .70     $  2.07     $   .01     $  1.10
                                                      =======     =======     =======     =======
   Cash dividends paid                                $  1.60     $  1.60     $   .80     $   .80

Average number of common shares
   outstanding (thousands)                            259,230     258,824     259,275     258,848

(a) Results for 1993 have been reclassified to separately identify discontinued operations (see Note 1).

	See accompanying notes to consolidated financial statements.

                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 1994 AND DECEMBER 31, 1993
                        -------------------------------------------
                                 (Millions of dollars)

                                                                      June 30,   December 31,
                                                                        1994        1993
                                                                      --------   ------------
                                                                    (Unaudited)
                                                                     ---------
ASSETS
   Current Assets
      Cash and cash equivalents                                      $   422     $   488
      Short-term investments - at fair value                              71          48
      Accounts and notes receivable, less allowance for doubtful
         accounts of  $28 million in 1994 and 1993                     3,399       3,529
      Inventories                                                     	1,489	      1,298
      Net assets of discontinued operations (see Note 1)                 195       1,180
      Deferred income taxes and other current assets                     384         322
                                                                     -------     -------
               Total current assets                                    5,960       6,865

   Investments and Advances                                            5,218       4,984

   Properties, Plant and Equipment - at cost                          33,473      33,149
   Less - Accumulated depreciation, depletion and amortization	       19,409      18,978
                                                                     -------     -------
               Net properties, plant and equipment                    14,064      14,171

   Deferred Charges                                                      656         606
                                                                     -------     -------
               Total                                                 $25,898     $26,626
                                                                     =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Notes payable, commercial paper and
         current portion of long-term debt                           $   145     $   669
      Accounts payable and accrued liabilities                         3,184       3,324
      Estimated income and other taxes                                   824         763
                                                                     -------     -------
               Total current liabilities                               4,153       4,756

   Long-Term Debt and Capital Lease Obligations                        6,170       6,157
   Deferred Income Taxes                                               1,098       1,162
   Employee Retirement Benefits                                        1,120       1,104
   Deferred Credits and Other Noncurrent Liabilities                   2,555       2,636
   Minority Interest in Subsidiary Companies                             643         532
                                                                     -------     -------
               Total                                                  15,739      16,347
   Stockholders' Equity
      Variable Rate Cumulative Preferred Stock                           648         648
      Market Auction Preferred Shares                                    300         300
      ESOP Convertible Preferred Stock                                   524         536
      Unearned employee compensation                                    (313)       (337)
      Common stock - par value $6.25:
         Shares authorized - 350,000,000
         Shares issued - 274,293,417 in 1994 and 1993,
            including treasury stock                                   1,714       1,714
      Paid-in capital in excess of par value                             652         655
      Retained earnings                                                7,235       7,463
      Currency translation adjustment                                     99          18
      Unrealized net gain on investments                                  58          58
                                                                     -------     -------
                                                                      10,917      11,055
      Less - Common stock held in treasury, at cost -
         14,904,453 shares in 1994 and
         15,273,372 shares in 1993                                       758         776
                                                                     -------     -------
               Total stockholders' equity                             10,159      10,279
                                                                     -------     -------
               Total                                                 $25,898     $26,626
                                                                     =======     =======

             See accompanying notes to consolidated financial statements.

                       TEXACO INC. AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                  -------------------------------------------------
                               (Millions of dollars)
                                                                        (Unaudited)
                                                                     ------------------
                                                                     For the six months
                                                                       ended June 30,
                                                                     ------------------
                                                                       1994        1993
                                                                     ------      ------
OPERATING ACTIVITIES
   Net income                                                        $  230      $  587
   Reconciliation to net cash provided by (used in)
      operating activities
         Loss on disposal of discontinued operations                     85           -
         Depreciation, depletion and amortization                       839         802
         Deferred income taxes                                          (60)         83
         Exploratory expenses                                           156         115
         Minority interest in net income                                 18           8
         Dividends from affiliates, less than equity
            in income                                                    (5)       (121)
         Changes in operating working capital                          (120)       (252)
         Other - net                                                    (42)         10
                                                                     ------      ------
            Net cash provided by operating activities                 1,101       1,232

INVESTING ACTIVITIES
   Capital and exploratory expenditures                              (1,025)       (961)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                    645           -
   Proceeds from sales of assets                                         82         121
   Purchases of investment instruments                                 (562)       (647)
   Sales of investment instruments                                      552         642
   Other - net                                                            2         (27)
                                                                     ------      ------
            Net cash used in investing activities                      (306)       (872)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                       104         496
         Repayments                                                    (126)       (327)
   Net decrease in other borrowings                                    (470)        (29)
   Issuance of preferred stock by a subsidiary                          112           -
   Dividends paid to the company's stockholders
      Common                                                           (415)       (414)
      Preferred                                                         (48)        (51)
   Dividends paid to minority shareholders                              (16)         (1)
   Other - net                                                           (3)          -
                                                                     ------      ------
            Net cash used in financing activities                      (862)       (326)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                       1          (9)
                                                                     ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (66)         25
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          488         461
                                                                     ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  422      $  486
                                                                     ======      ======

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

On April 21, 1994, Texaco Inc. received $850 million as part of the sale of Texaco Chemical Company, consisting of $650 million in cash and an 11-year subordinated note with a face value of $200 million. Not included as part of this transaction is Texaco's worldwide lubricant additives business, which Texaco is working in cooperation with Huntsman Financial Corporation to sell to a third party. In the absence of such a third party sale, Huntsman Financial Corporation has contracted to acquire Texaco's lubricant additives business by September 30, 1994.

The results for chemical operations have been classified as discontinued operations for all periods presented in the Statement of Consolidated Income. Results for the second quarter and first half of 1994 reflect a charge of $87 million principally relating to the completion of the first phase of the transaction to sell substantially all of Texaco's worldwide chemical business. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "net assets of discontinued operations" and as of June 30, 1994 the balance reflects the assets and liabilities of the remaining worldwide lubricant additives business. Discontinued operations have not been segregated in the Condensed Statement of Consolidated Cash Flows for the prior period; therefore, amounts for certain captions will not agree with the Statement of Consolidated Income. Additional selected financial data are summarized as follows:

                                                                      (Unaudited)
                                                    -----------------------------------------------
                                                      For the six months      For the three months
                                                        ended June 30,            ended June 30,
                                                    ----------------------   ----------------------
                                                         1994        1993        1994        1993
                                                      -------     -------     -------     -------
                                                     (Millions of dollars, except per share amounts)
Discontinued Chemical Operations
- --------------------------------

   Revenues                                           $   311     $   578     $    43     $   292
                                                      =======     =======     =======     =======
   Loss from operations before income taxes           $     -     $   (11)    $     -     $    (5)
   Benefit from income taxes                                -           5           -           2
                                                      -------     -------     -------     -------
   Net loss from operations                                 -          (6)          -          (3)
                                                      -------     -------     -------     -------

   Loss on disposal before income taxes                   (85)          -         (85)          -
   Provision for income taxes                              (2)          -          (2)          -
                                                      -------     -------     -------     -------
   Net loss on disposal                                   (87)          -         (87)          -
                                                      -------     -------     -------     -------
   Total net loss                                     $   (87)    $    (6)    $   (87)	  $    (3)
                                                      =======     =======     =======     =======
   Per common share (dollars)
      Net loss from operations                        $     -     $  (.02)    $     -     $  (.01)
      Net loss on disposal                               (.34)          -        (.34)          -
                                                      -------     -------     -------     -------
      Total net loss                                  $  (.34)	  $  (.02)    $  (.34)    $  (.01)
                                                      =======     =======     =======     =======

Note 2. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                             As of
                                                   --------------------------
                                                     June 30,    December 31,
                                                       1994          1993
                                                   -----------   ------------
                                                   (Unaudited)
                                                      (Millions of dollars)

               Crude oil                             $  427        $  304

               Petroleum products                       799           726

               Other merchandise                         55            52

               Materials and supplies                   208           216
                                                     ------        ------

               Total                                 $1,489        $1,298
                                                     ======        ======

Inventories of discontinued operations at June 30, 1994 and December 31, 1993 have been included as part of net assets of discontinued operations.


Note 3. Contingent Liabilities
- ------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 17 and 18, beginning on page 52, of Texaco Inc.'s 1993 Annual Report to Stockholders. In addition, with regard to the Louisiana royalties suit, information relative to the settlement of these royalties issues is presented in Note 19 on page 53 of Texaco Inc.'s 1993 Annual Report to Stockholders and in Item 3, beginning on page 38, of Texaco Inc.'s 1993 Annual Report on Form 10-K.



                              ___________________




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

Note 4. Caltex Group of Companies
- ---------------------------------

Summarized unaudited financial information for the Caltex group of companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below:

                                                      For the six months     For the three months
                                                         ended June 30,          ended June 30,
                                                      ------------------     --------------------
                                                        1994        1993        1994        1993
                                                      ------      ------      ------      ------
                                                                 (Millions of dollars)

               Gross revenues                         $6,938      $8,107      $3,570      $4,134

               Income before income taxes             $  506      $  642      $  211      $  320

               Net income                             $  297      $  383      $  119      $  195

Effective January 1, 1994, the Caltex group of companies adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that certain investments be classified into three categories based on management's intent and be reported at fair value unless being held to maturity. Adoption of SFAS No. 115 had no effect on reported net income. The cumulative effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase in Caltex's total stockholders' equity of $60 million, after related income taxes, and an additional net increase of $26 million at June 30, 1994. These increases are primarily unrealized holding gains on investments classified as available-for-sale by certain affiliates.


Note 5. Subsequent Events
- -------------------------

On July 15, 1994 Texaco Inc. announced that it has elected to redeem on September 30, 1994, its Series C Variable Rate Cumulative Preferred Stock, issued as a special dividend in 1989, for $50 per share. The aggregate liquidation preference of all the outstanding shares of Series C is $267 million.

Texaco Inc. also announced on July 27, 1994, that it will commence a stock repurchase program to buy up to six million shares of its common stock through open market transactions. The share repurchase is intended to be used for the anticipated conversion of Texaco's Series E Variable Rate Cumulative Preferred Stock, having a stated value of $381 million, to common stock. Subject to market conditions and applicable regulatory requirements, the program is expected to be completed not later than the second quarter of 1995.



                           * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the six-month and three-month periods ended June 30, 1994 and 1993, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1993 Annual Report to Stockholders, except for the adoption of SFAS No. 115 by the Caltex group of companies effective January 1, 1994 (see Note 4). In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

Consolidated worldwide net income for Texaco Inc. and subsidiary companies for the second quarter of 1994 was $28 million, or $.01 per share, compared with net income of $309 million, or $1.10 per share, for the second quarter of 1993. Net income for the first six months of 1994 was $230 million, or $.70 per share, as compared with $587 million, or $2.07 per share, for the first six months of 1993.

Consolidated worldwide net income from continuing operations (including special gains and charges) for the second quarter of 1994 was $115 million, or $.35 per share, as compared with $312 million, or $1.11 per share, for the second quarter of 1993. Net income from continuing operations (including special gains and charges) for the first half of 1994 was $317 million, or $1.04 per share, as compared with $593 million, or $2.09 per share, for the first half of 1993.

These results, which are summarized in the following table, include special gains and charges, as well as discontinued chemical operations.

                                                    (Unaudited)
                                      ----------------------------------------
                                      For the six months  For the three months
                                        ended June 30,      ended June 30,
                                      ------------------   -------------------
                                         1994      1993*     1994      1993*
                                         ----      ----      ----      ----
                                                (Millions of dollars)

Net income from continuing operations
   before special items                 $ 357     $ 593     $ 155     $ 312
Special charges                          (119)        -      (119)        -
Tax benefit on asset sale                  79         -        79         -
                                        -----     -----     -----     -----
Net income from continuing operations     317       593       115       312

Discontinued chemical operations:
Net loss from operations                    -        (6)        -        (3)
Net loss on disposal                      (87)        -       (87)        -
                                        -----     -----     -----     -----
Net income                              $ 230     $ 587     $  28     $ 309
                                        =====     =====     =====     =====

* Results have been reclassified to separately identify discontinued chemical operations (see Note 1).

Net income from continuing operations for the second quarter and first half of 1994 included special charges of $119 million related to the company's program to consolidate some operations and sell marginal activities. The charges included $88 million for anticipated costs associated with the expected reduction of approximately 2,500 employees over the next 12 months, as well as charges to adjust to fair market value certain properties which are being offered for sale.

Net income from continuing operations for the second quarter and first half of 1994 included $79 million of tax benefits realizable through the sale of an interest in a subsidiary. Of these benefits, $38 million was realizable due to the taxable gain on the sale of discontinued chemical operations.

Net income for the second quarter and first half of 1994 included a charge of $87 million for discontinued operations principally relating to the completion of the first phase of a transaction to sell substantially all of Texaco's worldwide chemical business. The previously mentioned $38 million tax benefit, coupled with the $87 million charge for discontinued operations, impacted 1994 earnings by a net charge of $49 million. At the sale closing, the company received $650 million in cash and an 11-year subordinated note with a face value of $200 million.

Benefits from operating efficiencies achieved through continuous improvement processes, overhead reductions and the recent recovery in crude oil prices were insufficient to offset depressed downstream margins in the marketplace for the second quarter and first half of 1994. Crude oil prices realized during both the second quarter and the first half of 1994 were much lower than the prices experienced in the first half of 1993. The weakened U.S. dollar adversely affected comparative 1994 results by some $31 million resulting from non-cash charges for currency exchange losses due to the effect of the weakening of the U.S. dollar against the Pound Sterling on U.K. deferred income taxes.


           OPERATING EARNINGS FROM CONTINUING OPERATIONS

PETROLEUM AND NATURAL GAS
   UNITED STATES
      Exploration and Production

Exploration and production earnings in the U.S. (including special charges) were $97 million for the second quarter of 1994 as compared with $163 million for the second quarter of 1993. For the first half of 1994 and 1993, earnings were $172 million and $296 million, respectively. Lower overall crude oil prices of more than $2.00 per barrel and lower natural gas prices of $.24 per MCF for the comparative second quarters more than offset the benefits from continuing reductions in operating expenses.

For the first half of 1994, earnings were negatively impacted by more than $3.00 per barrel lower average crude oil prices than the first half of 1993. Partially offsetting the lower crude prices were continued reductions in operating expenses and slightly higher natural gas prices. Results in 1994 also benefitted from the company's exploration and development program that has successfully added production.

The second quarter and first half of 1994 included special charges of $24 million for the estimated cost of employee separations.

      Manufacturing and Marketing

Manufacturing and marketing earnings in the U.S. (including special charges) were $15 million for the second quarter of 1994 as compared with $60 million for the second quarter of 1993. For the first half of 1994 and 1993, earnings were $93 million and $109 million, respectively. Second quarter 1994 results were adversely affected by lower downstream margins as a result of rising refinery feedstock prices that could not be recovered in the marketplace. These lower margins in the second quarter of 1994 more than offset the benefits of higher gasoline sales following the March 1994 successful introduction of Texaco's CleanSystem3 gasolines, as well as the benefits from improved performance at refineries.

Earnings before special items for the first half of 1994 totalling $117 million were somewhat improved due to higher first quarter 1994 margins, mainly on the East and Gulf Coasts, combined with increased sales of branded gasolines. Comparable first half results for 1993 were $109 million.

The second quarter and first half of 1994 included special charges of $24 million related to the adjustment to fair market value of certain office facilities being offered for sale and the estimated cost of employee separations.

   INTERNATIONAL
      Exploration and Production

Exploration and production earnings outside the U.S. (including special charges) were $18 million for the second quarter of 1994, as compared with $82 million for the second quarter of 1993. For the first half of 1994 and 1993, earnings were $63 million and $161 million, respectively. The decline in comparative second quarter and first half results were due to substantially lower crude oil prices as well as higher exploratory expenses. Partly offsetting these factors were increases in crude oil and natural gas liquids production, mainly in the U. K. sector of the North Sea, in Indonesia, and in the Partitioned Neutral Zone between Kuwait and Saudi Arabia. Natural gas production also increased as compared to the prior year, due to new North Sea U.K. production.

Results for the second quarter and first half of 1994 included a charge of $11 million compared with benefits of $6 million for the second quarter and first half of 1993 relating to currency exchange impacts of the Pound Sterling on deferred income taxes.

The second quarter and first half of 1994 also included special charges of $16 million related to the adjustment to fair market value of certain properties being offered for sale and the estimated cost of employee separations.

      Manufacturing and Marketing

Manufacturing and marketing earnings outside the U.S. (including special charges) were $29 million for the second quarter of 1994 as compared with $119 million for the second quarter of 1993. For the first half of 1994 and 1993, earnings were $154 million and $241 million, respectively.

Lower comparative second quarter and first half results for 1994 reflected the decline in marketing margins in the Eastern Hemisphere that occurred during the second quarter, mainly in Europe. Second quarter results for 1994 in the Caltex operating areas were adversely impacted by currency exchange effects and lower refining margins. Partly offsetting these decreases were higher marketing margins in Latin America, mainly in Brazil, and increased sales volumes in Latin America, for the second quarter and first half of 1994. Earnings for the first half of 1994 benefitted from the higher refining margins in Europe, which occurred in the first quarter of the year.

Results for the second quarter and first half of 1994 included a charge of $12 million compared with benefits of $2 million for the second quarter and first half of 1993 relating to the currency exchange impacts of the Pound Sterling on deferred income taxes.

The second quarter and first half of 1994 also included special charges of $38 million related to the estimated cost of employee separations and the adjustment to fair market value of certain properties being offered for sale.

On July 24, 1994, an explosion at Pembroke Cracking Company's (PCC) refining units located within Texaco Limited's (a wholly owned subsidiary of Texaco) refinery near Pembroke, Wales caused fire and blast damage to both the refinery and PCC units. There were no serious injuries. PCC is owned 50 percent each by a subsidiary of Texaco and a subsidiary of Chevron Corporation. The Texaco Limited refinery complex has a capacity of 185,000 barrels a day, and is fully integrated with the throughput of PCC, which operates the largest fluid catalytic cracking and alkylation units in Europe. The refinery's integrated yield of gasoline is about 50 percent of total product output.

Assessment of the financial impact of the damage and repairs to the refinery and to PCC's units, including the extent of insurance coverage, is still being evaluated and therefore, no loss estimates are available at this time. Repair work to various affected units and the flare systems is currently in process. Initial start-up of the refinery is anticipated for early September, 1994, and initial start-up of the PCC units is expected by October, 1994.



                       CORPORATE/NONOPERATING

Corporate/nonoperating expenses (including tax benefits on an asset sale and special charges) were $38 million for the second quarter of 1994, as compared with expenses of $110 million for the second quarter of 1993. For the first half of 1994 and 1993, expenses were $158 million and $209 million, respectively.

Corporate/nonoperating expenses for both the second quarter and first half reflected the impact of lower corporate overhead offset by higher after tax interest expense. The second quarter and first half of 1994 results included a $7 million gain from the receipt of a cash option payment relative to the sale of a manufacturing facility currently under construction in Texas.

The second quarter and first half of 1994 included $17 million of special charges related to the estimated cost of employee separations. The 1994 results also included $79 million of tax benefits realizable through the sale of an interest in a subsidiary. Of these benefits, $38 million was realizable due to the taxable gain on the sale of discontinued chemical operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1994, Texaco's cash, cash equivalents and short-term investments totaled $493 million as compared to the 1993 year-end level of $536 million. Texaco's total cash from operating activities for the first half of 1994 (as presented on the Condensed Statement of Consolidated Cash Flows) included several significant cash outflows that were not directly related to current period operations, and which in the aggregate, amounted to some $200 million. Among these outflows were payments related to the State of Louisiana royalties settlement which is discussed below and certain environmental expenditures.

During the first half of 1994, cash generated from normal operating activities and normal asset sales were used in support of Texaco's capital and exploratory expenditures program of $1,025 million and for the payment of dividends to common, preferred and minority shareholders of $479 million.

During the second quarter of 1994, Texaco closed the first part of a transaction to sell substantially all of its worldwide chemical operations, which had been classified as discontinued operations. The company received $650 million in cash and an 11-year subordinated note with a face value of $200 million. Additional information regarding discontinued operations is contained in Note 1. Also during the second quarter of 1994, Texaco Capital LLC, a wholly owned subsidiary of Texaco Inc., issued $112.5 million of Cumulative Adjustable Rate Monthly Income Preferred Shares (MIPS), Series B, in a public offering. The shares were sold at $25 per share, callable at par after five years, with a variable interest rate which is reset quarterly. As of June 30, 1994, much of the cash proceeds from these sales had been used to reduce the company's debt and for other general corporate purposes.

Total debt at June 30, 1994 declined to $6.3 billion from the year-end 1993 level of $6.8 billion although it is anticipated to rise during the second half of 1994 to support the company's redemption of certain preferred stock issues, for a common stock repurchase program which was announced subsequent to June 30, 1994, as discusssed below, and for other general corporate purposes. At June 30, 1994, Texaco's long-term debt included $1.3 billion of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. Texaco's ratio of total debt to total borrowed and invested capital at June 30, 1994 was 37% and is expected to approximate 39% by year-end 1994.

Texaco terminated a revolving credit facility with commitments of $350 million during the second quarter of 1994, but continues to maintain a $2 billion facility as of June 30, 1994. Texaco also maintains an accounts receivable sales facility of approximately $400 million. These facilities were unused at June 30, 1994 and year-end 1993.

During the first quarter of 1994, Texaco reached an out-of-court global settlement with the State of Louisiana in which Texaco agreed to pay the State $250 million to end a long-standing royalties dispute. This amount, which has been fully reserved for in previous years, did not result in a 1994 charge to income. Texaco paid the first installment of $150 million in February 1994 and will pay $50 million in 1995 and $50 million in 1996.
Texaco also agreed to and has initiated an economic expansion program in Louisiana which will cause $152 million to be spent over the next five years on expanded activity and investments affecting state-owned oil and gas properties in which Texaco has interests.

Subsequent to June 30, 1994, Texaco announced that it has elected to redeem in cash on September 30, 1994, all outstanding shares of its Series C Variable Rate Cumulative Preferred Stock having an aggregate liquidation preference of $267 million. Additionally, Texaco announced that it will commence a stock repurchase program to buy up to six million shares of its common stock through open market transactions. The program is expected to be completed not later than the second quarter of 1995. The share repurchase is intended to be used for the anticipated conversion of Texaco's Series E Variable Rate Cumulative Preferred Stock, having a stated value of $381 million, to common stock which may initially require the use of treasury stock until the repurchase program is completed.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $1,231 million for the first half of 1994, as compared to $1,155 million for the same period in 1993. Expenditures for the second quarter of 1994 amounted to $607 million versus $621 million for the same quarter in 1993.

Upstream expenditures in the United States reflected higher drilling activities in 1994 with particular emphasis on developmental gas projects mainly during the first quarter of this year. Internationally, higher exploration and development activities in Australia, China and Indonesia were more than offset by lower expenditures in the U.K. North Sea, where successful project completions have increased production of liquids and natural gas as compared to 1993.

Downstream expenditures in 1994 increased as compared to 1993 mainly due to investments in refinery construction and upgrade projects by Texaco's affiliate, Caltex, in Thailand and Singapore and higher retail marketing expenditures in Australia and Singapore. Additionally, Texaco is continuing its refinery upgrade project in Panama which is scheduled for completion in 1995, and has increased marketing expenditures in the United Kingdom and selected Latin American countries. In the United States, expenditures declined due to the completion of refinery upgrade projects underway in 1993 by both Texaco and Texaco's affiliate, Star Enterprise.

INITIATIVES FOR GROWTH
- ----------------------

On July 5, 1994, Texaco announced that it will undertake a series of action steps to increase growth, competitiveness and profitability, focusing on asset redeployment, the reduction of overheads and operating efficiencies through elimination of layers of supervision, cost control and strengthened core businesses.

As part of the overall program, the company expects to sell or trade approximately 50 percent of the more than 600 producing fields in the U.S. Future activities will be focused on the remaining core U.S. oil and gas assets, which account for more than 90 percent of the profits, cash flow, production and reserve base in the U.S. The company also announced plans to sell its heavy oil producing properties in Colombia and is accepting bids for the sale of its equity interest in downstream activities in Nigeria and other West African countries.

Additionally, Texaco plans on consolidating operations in both the U.S. and international upstream and downstream segments, as well as support staffs, which will result in fewer offices with reduced layers of supervision and broadened field level responsibilities. Implementation of Texaco's program is expected to result in the reduction of approximately 2,500 employees worldwide over the next 12 months. These reductions will be accomplished through normal attrition, retirements and separations.

                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q, to Item 1 on page 9 of Texaco Inc.'s Form 10-Q for the quarterly period ended March 31, 1994 and to Item 3 beginning on page 38 of Texaco Inc.'s 1993 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of June 30, 1994, Texaco Inc. and its subsidiaries were parties to various proceedings, instituted by governmental authorities, arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of a proceeding which, because of the amount involved, requires disclosure under applicable Securities and Exchange Commission regulations:

     In June 1994, Texaco Refining and Marketing Inc. ("TRMI") settled an administrative proceeding in which the South Coast Air Quality Management District alleged environmental nuisance and permit violations in connection with the explosion and fire that occurred at TRMI's Los Angeles Plant on October 8, 1992.


Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The Annual Meeting of the Stockholders of Texaco Inc. was held on May 10, 1994, for the purpose of (1) electing five directors, (2) approving the appointment of auditors for the year 1994, and (3) acting on three stockholder proposals concerning classification of the Board of Directors, employment opportunity and executive compensation.

Each of the five directors elected at the Annual Meeting were elected by a vote of at least 98.5%, or 219.5 million shares. Dr. Franklyn G. Jenifer and Messrs. Robert A. Beck, Willard C. Butcher, Edmund M. Carpenter and Thomas A. Vanderslice received votes in favor of 219.5, 219.7, 219.7, 220.0 and 220.0 million shares, respectively, and votes withheld were 3.3, 3.0, 3.1, 2.8 and
2.8 million shares, respectively. Directors continuing in office are Dr. John Brademas, Ms. Robin B. Smith, and Messrs. Alfred C. DeCrane, Jr., Allen J. Krowe, Thomas S. Murphy, Charles H. Price, II, William C. Steere, Jr. and William Wrigley. Admiral William J. Crowe, Jr., who had also continued in office at the time of the Annual Meeting, resigned from Texaco's Board of Directors effective May 15, 1994, in anticipation of his appointment as United States Ambassador to the United Kingdom.

The appointment of Arthur Andersen & Co. to audit the accounts of the company and its subsidiaries for the fiscal year 1994 was approved by a vote of 220.1 million shares, or 99.3% of those shares voted, voting against were 1.6 million shares and 1.1 million shares abstained.

Three stockholder proposals relating to classification of the Board of Directors, employment opportunity and a review of executive compensation programs, as set forth in Items 3, 4 and 5, respectively, of the 1994 Proxy Statement, were defeated by votes in opposition of 120.4 million shares, or 63.5%, 170.0 million shares, or 92.2% and 173.2 million shares, or 92.2%, respectively. The votes in favor were 69.3 million shares, or 36.5%, 14.4 million shares, or 7.8% and 14.6 million shares, or 7.8%, respectively. In addition, 4.9 million shares, 10.2 million shares and 6.8 million shares, respectively, abstained.

Item 5. Other Information
- -------------------------

                                                                        (Unaudited)
                                                      ----------------------------------------------
                                                         For the six months    For the three months
                                                          ended June 30,          ended June 30,
                                                        1994	    1993 (a)    1994        1993 (a)
                                                      ------      ------      ------      ------
                                                                   (Millions of dollars)

FUNCTIONAL NET INCOME
- ---------------------
Operating earnings (losses) from continuing operations
   Petroleum and natural gas
      Exploration and production
         United States                                $  172      $  296      $   97      $  163
         International                                    63         161          18          82
                                                      ------      ------      ------      ------
            Total                                        235         457         115         245
                                                      ------      ------      ------      ------
      Manufacturing, marketing and distribution
         United States                                    93         109          15          60
         International                                   154         241          29         119
                                                      ------      ------      ------      ------
            Total                                        247         350          44         179
                                                      ------      ------      ------      ------
            Total petroleum and natural gas              482         807         159         424

   Nonpetroleum                                           (7)         (5)         (6)         (2)
                                                      ------      ------      ------      ------
            Total operating earnings                     475         802         153         422

Corporate/Nonoperating                                  (158)       (209)        (38)       (110)
                                                      ------      ------      ------      ------
Net income from continuing operations                    317         593         115         312
                                                      ------      ------      ------      ------
Discontinued chemical operations
   Net loss from operations                                -          (6)          -          (3)
   Net loss on disposal                                  (87)          -         (87)          -
                                                      ------      ------      ------      ------
Net loss from discontinued chemical operations           (87)         (6)        (87)         (3)
                                                      ------      ------      ------      ------
            Net income                                $  230      $  587      $   28      $  309
                                                      ======      ======      ======      ======

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------
Texaco Inc. and subsidiary companies
   Exploration and production
         United States                                $  450      $  300      $  180      $  160
         International                                   265         378         142         202
                                                      ------      ------      ------      ------
            Total                                        715         678         322         362
                                                      ------      ------      ------      ------
   Manufacturing, marketing and distribution
         United States                                   102         130          52          77
         International                                   121          72          68          46
                                                      ------      ------      ------      ------
            Total                                        223         202         120         123
                                                      ------      ------      ------      ------
   Other                                                  14          16           8           9
                                                      ------      ------      ------      ------
            Total                                        952         896         450         494
                                                      ------      ------      ------      ------
Equity in affiliates
         United States                                    51          77          26          40
         International                                   228         182         131          87
                                                      ------      ------      ------      ------
            Total                                        279         259         157         127
                                                      ------      ------      ------      ------
            Total continuing operations                1,231       1,155         607         621

Discontinued chemical operations                          20          48           1          25
                                                      ------      ------      ------      ------
            Total, including equity in affiliates     $1,251      $1,203      $  608      $  646
                                                      ======      ======      ======      ======

(a) Results for 1993 have been reclassified to separately identify discontinued chemical operations (see Note 1).

                                                                     (Unaudited)
                                                       -------------------------------------------
                                                       For the six months     For the three months
                                                         ended June 30,           ended June 30,
                                                       ------------------     --------------------
                                                       1994        1993        1994        1993
                                                       ----        ----        ----        ----
OPERATING DATA - INCLUDING INTERESTS
- ------------------------------------
   IN AFFILIATES
   -------------
Net production of crude oil and natural gas liquids
   (thousands of barrels per day)
      United States                                     408         426         408         423
      Other Western Hemisphere                           20          21          20          20
      Europe                                            110          74         104          71
      Other Eastern Hemisphere                          235         199         231         201
                                                      -----       -----       -----       -----
            Total                                       773         720         763         715

Net production of natural gas available for sale
   (millions of cubic feet per day)
      United States                                   1,719       1,738       1,764       1,713
      International                                     306         223         281         205
                                                      -----       -----       -----       -----
            Total                                     2,025       1,961       2,045       1,918

Natural gas sales (millions of cubic feet per day)
      United States                                   3,045       2,762       3,175       2,745
      International                                     322         240         295         219
                                                      -----       -----       -----       -----
            Total                                     3,367       3,002       3,470       2,964

Natural gas liquids sales, including purchased LPG's
   (thousands of barrels per day)
      United States                                     196         188         196         166
      International                                      58          45          56          52
                                                      -----       -----       -----       -----
            Total                                       254         233         252         218

Refinery input (thousands of barrels per day)
      United States                                     640         675         665         681
      Other Western Hemisphere                           44          55          37          57
      Europe                                            325         322         322         314
      Other Eastern Hemisphere                          460         429         443         409
                                                      -----       -----       -----       -----
            Total                                     1,469       1,481       1,467       1,461

Refined product sales (thousands of barrels per day)
      United States                                     843         817         872         821
      Other Western Hemisphere                          304         286         297         281
      Europe                                            462         472         461         465
      Other Eastern Hemisphere                          700         731         676         704
                                                      -----       -----       -----       -----
            Total                                     2,309       2,306       2,306       2,271

Impact of Special Items On Functional Net Income
- ------------------------------------------------

                                                                        (Unaudited)
                                                      ----------------------------------------------
                                                         For the six months    For the three months
                                                          ended June 30,          ended June 30,
                                                        1994	    1993 (a)    1994        1993 (a)
                                                      ------      ------      ------      ------
                                                                   (Millions of dollars)

Operating earnings (losses) from continuing operations
   Exploration and production
      United States
         Operating earnings before special items      $ 196       $ 296       $ 121       $ 163
         Special charges                                (24)          -         (24)          -
                                                      -----       -----       -----       -----
            Total operating earnings                    172         296          97         163
                                                      -----       -----       -----       -----
      International
         Operating earnings before special items         79         161          34          82
         Special charges                                (16)          -         (16)          -
                                                      -----       -----       -----       -----
            Total operating earnings                     63         161          18          82
                                                      -----       -----       -----       -----
   Manufacturing, marketing and distribution
      United States
         Operating earnings before special items        117         109          39          60
         Special charges                                (24)          -         (24)          -
                                                      -----       -----       -----       -----
            Total operating earnings                     93         109          15          60
                                                      -----       -----       -----       -----
      International
         Operating earnings before special items        192         241          67         119
         Special charges                                (38)          -         (38)          -
                                                      -----       -----       -----       -----
            Total operating earnings                    154         241          29         119
                                                      -----       -----       -----       -----
   Nonpetroleum
         Operating earnings before special items         (7)         (5)         (6)         (2)
         Special charges                                  -           -           -           -
                                                      -----       -----       -----       -----
            Total operating earnings                     (7)         (5)         (6)         (2)
                                                      -----       -----       -----       -----

Corporate/Nonoperating
         Total before special items                    (220)       (209)       (100)       (110)
         Tax benefits and special charges                62           -          62           -
                                                      -----       -----       -----       -----
            Total Corporate/Nonoperating               (158)       (209)        (38)       (110)
                                                      -----       -----       -----       -----

Net income from continuing operations                   317         593         115         312
                                                      -----       -----       -----       -----
Discontinued chemical operations
         Net loss from operations                         -          (6)          -          (3)
         Net loss on disposal                           (87)          -         (87)          -
                                                      -----       -----       -----       -----
Net loss from discontinued chemical operations          (87)         (6)        (87)         (3)
                                                      -----       -----       -----       -----

            Net income                                $ 230       $ 587       $  28       $ 309
                                                      =====       =====       =====       =====

(a)  Results for 1993 have been reclassified to separately identify discontinued chemical operations (see Note 1).

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

      _   (11)    Computation of Earnings Per Share of Common Stock of
                  Texaco Inc. and Subsidiary Companies.

      _   (12)    Computation of Ratio of Earnings to Fixed Charges of
                  Texaco on a Total Enterprise Basis.

      _   (20)    Copy of Texaco Inc.'s Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1993 (including portions of Texaco Inc.'s Annual Report to
                  Stockholders for the year 1993), and a copy of Texaco
                  Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, as previously filed by the Registrant with the Securities and Exchange
                  Commission, File No. 1-27.

      _   (22)    Information relative to the various matters submitted
                  to a vote of security holders are described in the 1994 Proxy Statement of Texaco Inc., relating to the
                  Annual Meeting of Stockholders held on May 10, 1994, pages 5 through 16, as previously filed by the Registrant with the Securities and Exchange Commission.


(b)  Reports on Form 8-K:

     During the second quarter of 1994, the Registrant filed Current Reports on Form 8-K for the following events:

     1.  April 25, 1994 (date of earliest event reported: April 21, 1994)

         Item 5. Other Events - announced that Texaco completed the previously announced sale of substantially all of its worldwide chemical operations, other than its lubricant additives business, to Huntsman Corporation. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Inc. Closes Sale of Texaco Chemical Company to Huntsman Corporation", dated April 21, 1994. In addition, the Form 8-K reported that Texaco issued an Earnings Press Release for the first quarter 1994. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the First Quarter 1994," dated April 25, 1994.

     2.  June 10, 1993 (date of earliest event reported: June 8, 1994)

         Item 5. Other Events - reported that Texaco Capital LLC, a wholly owned finance subsidiary of Texaco Inc., issued $112.5 million of Cumulative Adjustable Rate Monthly Income Preferred Shares, Series B ("Series B MIPS") in a public offering. The Series B MIPS were offered at $25 per share with a variable dividend rate which will be reset quarterly and are callable at par after five years. Texaco appended as exhibits thereto copies of the Certification of Designation of Rights and Preferences of Texaco Capital LLC's Cumulative Adjustable Rate Monthly Income Preferred Shares, Series B, and the Press Release entitled "Texaco Announces Public Issuance of $112.5 Million in Preferred Shares," dated June 8, 1994.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             Texaco Inc.
                                                           ---------------
                                                            (Registrant)




                                                    By:     R.C. Oelkers
                                                          -----------------
                                                            (Comptroller)




                                                    By:       R.E. Koch
                                                          -----------------
                                                        (Assistant Secretary)





Date:	August 11, 1994
        ---------------