Form 10-K/A
period 1993-12-31
TEXACO INC
filed 1994-08-31
CIK 97349

UNITED  STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                             Form 10-K/A

                           AMENDMENT NO. 1

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
Rights to Purchase Series D
  Junior Participating
  Preferred Stock                     New York Stock Exchange
67/8% Cumulative Guaranteed
  Monthly Income Preferred Shares*    New York Stock Exchange
81/2% Notes, due February 15, 2003**  New York Stock Exchange
85/8% Debentures, due June 30, 2010** New York Stock Exchange
8.65% Notes, due January 30, 1998**   New York Stock Exchange
9% Notes, due October 1, 1994**	      New York Stock Exchange
9% Notes, due November 15, 1996**     New York Stock Exchange
9% Notes, due November 15, 1997**     New York Stock Exchange
9% Notes, due December 15, 1999**     New York Stock Exchange
93/4% Debentures, due
  March 15, 2020**                    New York Stock Exchange
Extendible Notes, due June 1, 1999
  (81/2%  to June 1, 1998)**          New York Stock Exchange
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

                             SIGNATURE


Form 10-K/A, Amendment to Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Texaco Inc. Amendment No. 1.

Pursuant to the requirements of Section 12(b)-15 of the Securities Exchange Act of 1934, the Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year 1993 as set forth below.


     Independent Auditors' Report to the Stockholders of the Caltex Group of Companies to indicate the auditors' name, city and state where such report was issued.



                        --------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Texaco Inc.
                                          ------------------------
                                                (Registrant)





                                                R. E. Koch
                                    By:   ------------------------
                                            Assistant Secretary




Date:  August 31, 1994
       ---------------

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






                                               KPMG Peat Marwick

Dallas, Texas
February 15, 1994