Form 10-Q
period 1994-09-30
TEXACO INC
filed 1994-11-10
CIK 97349

===============================================================================

                               United States
                      Securities and Exchange Commission
                          Washington, D.C. 20549
                                 Form 10-Q
                                  ________

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994   Commission file number 1-27


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

                                  ______________


     Texaco Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     As of November 8, 1994, there were outstanding 259,483,249 shares of Texaco Inc. Common Stock - par value $6.25.

===============================================================================


                        PART I - FINANCIAL INFORMATION

                          TEXACO INC. AND SUBSIDIARY COMPANIES
                            STATEMENT OF CONSOLIDATED INCOME
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
             ---------------------------------------------------------------
                      (Millions of dollars, except per share amounts)

                                                                       (Unaudited)
                                                   ----------------------------------------------
                                                    For the nine months      For the three months
                                                    ended September 30,       ended September 30,
                                                   --------------------     ---------------------
                                                      1994         1993         1994         1993
                                                   -------      -------      -------      -------

REVENUES
  Sales and services                               $23,822      $24,928      $ 8,725      $ 8,276
  Equity in income of affiliates, income from
     dividends, interest, asset sales and other        572          568          235          214
                                                   -------      -------      -------      -------
                                                    24,394       25,496        8,960        8,490
                                                   -------      -------      -------      -------
DEDUCTIONS
  Purchases and other costs                         17,431       18,504        6,461        6,167
  Operating expenses                                 2,339        2,297          818          835
  Selling, general and administrative expenses       1,229        1,344          366          524
  Maintenance and repairs                              282          296           97          102
  Exploratory expenses                                 208          276           52          161
  Depreciation, depletion and amortization           1,284        1,162          445          401
  Interest expense                                     368          344          122          119
  Taxes other than income taxes                        373          426          131          149
  Minority interest                                     30           10           12            2
                                                   -------      -------      -------      -------
                                                    23,544       24,659        8,504        8,460
                                                   -------      -------      -------      -------
Income from continuing operations
  before income taxes                                  850          837          456           30
Provision for (benefit from) income taxes              252          (73)         175         (287)
                                                   -------      -------      -------      -------
Net income from continuing operations                  598          910          281          317
                                                   -------      -------      -------      -------
Discontinued operations
  Net loss from operations                               -          (17)           -          (11)
  Net loss on disposal                                 (87)        (164)           -         (164)
                                                   -------      -------      -------      -------
Net loss from discontinued operations                  (87)        (181)           -         (175)
                                                   -------      -------      -------      -------

NET INCOME                                         $   511      $   729      $   281      $   142
                                                   =======      =======      =======      =======
Preferred stock dividend requirements              $    76      $    77      $    27      $    26
                                                   -------      -------      -------      -------
Net income available for common stock              $   435      $   652      $   254      $   116
                                                   =======      =======      =======      =======
Per common share (dollars)
  Net income (loss)
     Continuing operations                         $  2.02      $  3.22      $   .98      $  1.13
     Discontinued operations                          (.34)        (.70)           -         (.68)
                                                   -------      -------      -------      -------
  Net income                                       $  1.68      $  2.52      $   .98      $   .45
                                                   =======      =======      =======      =======
  Cash dividends paid                              $  2.40      $  2.40      $   .80	  $   .80

Average number of common shares
  outstanding (thousands)                          259,192       258,878     259,117      258,988

              See accompanying notes to consolidated financial statements.


                               TEXACO INC. AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                           ----------------------------------------------
                                      (Millions of dollars)

                                                                 September 30,  December 31,
                                                                     1994          1993
                                                                  ------------  ------------
                                                                  (Unaudited)
                                                                  ------------
ASSETS
  Current Assets
     Cash and cash equivalents                                         $   393       $   488
     Short-term investments - at fair value                                 53            48
     Accounts and notes receivable, less allowance for doubtful
        accounts of  $28 million in 1994 and 1993                        3,361         3,529
     Inventories                                                         1,380         1,298
     Net assets of discontinued operations (see Note 1)                    195         1,180
     Deferred income taxes and other current assets                        268           322
                                                                       -------       -------
            Total current assets                                         5,650         6,865

  Investments and Advances                                               5,255         4,984

  Properties, Plant and Equipment - at cost                             33,342        33,149
  Less - Accumulated depreciation, depletion and amortization           19,435        18,978
                                                                       -------       -------
            Net properties, plant and equipment                         13,907        14,171

  Deferred Charges                                                         661           606
                                                                       -------       -------
            Total                                                      $25,473       $26,626
                                                                       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Notes payable, commercial paper and
        current portion of long-term debt                              $   467       $   669
     Accounts payable and accrued liabilities                            3,033         3,324
     Estimated income and other taxes                                      876           763
                                                                       -------       -------
            Total current liabilities                                    4,376         4,756

  Long-Term Debt and Capital Lease Obligations                           6,026         6,157
  Deferred Income Taxes                                                  1,024         1,162
  Employee Retirement Benefits                                           1,067         1,104
  Deferred Credits and Other Noncurrent Liabilities                      2,535         2,636
  Minority Interest in Subsidiary Companies                                606           532
                                                                       -------       -------
            Total                                                       15,634        16,347
  Stockholders' Equity
     Variable Rate Cumulative Preferred Stock                              381           648
     Market Auction Preferred Shares                                       300           300
     ESOP Convertible Preferred Stock                                      519           536
     Unearned employee compensation                                       (309)         (337)
     Common stock - par value $6.25:
        Shares authorized - 350,000,000
        Shares issued - 274,293,417 in 1994 and 1993,
            including treasury stock                                     1,714         1,714
     Paid-in capital in excess of par value                                653           655
     Retained earnings                                                   7,294         7,463
     Currency translation adjustment                                       104            18
     Unrealized net gain on investments                                     43            58
                                                                       -------       -------
                                                                        10,699        11,055
     Less - Common stock held in treasury, at cost -
        16,552,643 shares in 1994 and
        15,273,372 shares in 1993                                          860           776
                                                                       -------       -------
            Total stockholders' equity                                   9,839        10,279
                                                                       -------       -------

            Total                                                      $25,473       $26,626
                                                                       =======       =======

                See accompanying notes to consolidated financial statements.

<CAPTIOM>

                           TEXACO INC. AND SUBSIDIARY COMPANIES
                      CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                  -----------------------------------------------------
                                  (Millions of dollars)
                                                                              (Unaudited)
                                                                          -------------------
                                                                          For the nine months
                                                                          ended September 30,
                                                                          --------------------
                                                                          1994          1993
                                                                          ----          ----
OPERATING ACTIVITIES
  Net income                                                           $   511       $   729
  Reconciliation to net cash provided by (used in)
    operating activities
       Loss on disposal of discontinued operations                          92           220
       Depreciation, depletion and amortization                          1,284         1,226
       Deferred income taxes                                               (43)         (293)
       Exploratory expenses                                                208           276
       Minority interest in net income                                      30            10
       Dividends from affiliates, less than equity
         in income                                                         (52)         (200)
       Changes in operating working capital                               (230)         (144)
       Other - net                                                         (22)           84
                                                                       -------       -------
         Net cash provided by operating activities                       1,778         1,908

INVESTING ACTIVITIES
  Capital and exploratory expenditures                                  (1,443)       (1,567)
  Proceeds from sale of discontinued operations, net of
    cash and cash equivalents sold                                         645             -
  Proceeds from sales of assets                                            222           307
  Purchases of investment instruments                                     (589)         (956)
  Sales of investment instruments                                          594           980
  Other - net                                                                2            (7)
                                                                       -------       -------
         Net cash used in investing activities                            (569)       (1,243)

FINANCING ACTIVITIES
  Borrowings having original terms in excess
    of three months
       Proceeds                                                            641           823
       Repayments                                                         (358)         (703)
  Net increase (decrease) in other borrowings                             (595)           24
  Issuance of preferred stock by a subsidiary                              112             -
  Redemption of redeemable Series C preferred stock                       (267)            -
  Purchases of common stock for treasury                                   (77)            -
  Dividends paid to the company's stockholders
    Common                                                                (622)         (621)
    Preferred                                                              (65)          (67)
  Dividends paid to minority shareholders                                  (77)           (9)
  Other - net                                                               (3)            -
                                                                       -------       -------
         Net cash used in financing activities                          (1,311)         (553)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                           7            (9)
                                                                       -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (95)          103
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             488           461
                                                                       -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   393       $   564
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

                    TEXACO INC. AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

Note 1. Discontinued Operations
- -------------------------------

In 1993, Texaco Inc. entered into memorandums of understanding to sell Texaco Chemical Company, a wholly owned subsidiary, and substantially all of its worldwide chemical operations to Huntsman Corporation, an affiliate of the Jon
M. Huntsman Group of Companies.

On April 21, 1994, Texaco Inc. received $850 million as part of the sale of Texaco Chemical Company, consisting of $650 million in cash and an 11-year subordinated note with a face value of $200 million. Not included as part of this transaction was Texaco's worldwide lubricant additives business, which Texaco is working in cooperation with Huntsman Financial Corporation to sell to a third party. In this regard, Texaco has announced that it is negotiating with Shell Chemical Company and Shell International Chemical Company Limited for the sale of this business. In the absence of such a sale, Huntsman Financial Corporation has contracted to acquire Texaco's lubricant additives business.

The results for chemical operations have been classified as discontinued operations for all periods presented in the Statement of Consolidated Income. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "net assets of discontinued operations" and as of September 30, 1994 the balance in this caption reflects the assets and liabilities of the remaining worldwide lubricant additives business. Discontinued operations have not been segregated in the Condensed Statement of Consolidated Cash Flows for the prior period; therefore, amounts for certain captions will not agree with the Statement of Consolidated Income. Additional selected financial data are summarized as follows:


                                                                     (Unaudited)
                                                   ---------------------------------------------
                                                   For the nine months      For the three months
                                                   ended September 30,       ended September 30,
                                                   -------------------      --------------------
                                                    1994         1993         1994         1993
                                                    ----         ----         ----         ----
Discontinued Chemical Operations                  (Millions of dollars, except per share amounts)
- --------------------------------

  Revenues                                         $ 364        $ 863        $  53        $ 285
                                                   =====        =====        =====        =====
  Loss from operations before income taxes         $   -        $ (19)       $   -        $  (8)
  Provision for (benefit from) income taxes            -           (2)           -            3
                                                   -----        -----        -----        -----
  Net loss from operations                             -          (17)           -          (11)
                                                   -----        -----        -----        -----
  Loss on disposal before income taxes               (92)        (220)          (7)        (220)
  Benefit from income taxes                           (5)         (56)          (7)         (56)
                                                   -----        -----        -----        -----
  Net loss on disposal                               (87)        (164)           -         (164)
                                                   -----        -----        -----        -----
  Total net loss                                   $ (87)       $(181)       $   -        $(175)
                                                   =====        =====        =====        =====
  Per common share (dollars)
    Net loss from operations                       $   -        $(.07)       $   -        $(.05)
    Net loss on disposal                            (.34)        (.63)           -         (.63)
                                                   -----        -----        -----        -----
    Total net loss                                 $(.34)       $(.70)       $   -        $(.68)
                                                   =====        =====        =====        =====

Note 2. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                   As of
                                       -----------------------------
                                       September 30,    December 31,
                                           1994             1993
                                       -------------    ------------
                                        (Unaudited)
                                            (Millions of dollars)

     Crude oil                          $  330          $  304

     Petroleum products                    802             726

     Other merchandise                      44              52

     Materials and supplies                204             216
                                        ------          ------

     Total                              $1,380          $1,298
                                        ======          ======

Inventories of discontinued operations at September 30, 1994 and December 31, 1993 have been included as part of net assets of discontinued operations.



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

                               _____________________


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

Note 4. Caltex Group of Companies
- ---------------------------------

Summarized unaudited financial information for the Caltex group of companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below:

                                      For the nine months       For the three months
                                      ended September 30,       ended September 30,
                                      -------------------       --------------------
                                       1994         1993         1994         1993
                                       ----         ----         ----         ----
                                                  (Millions of dollars)

     Gross revenues                 $10,844      $11,783      $ 3,906      $ 3,676

     Income before income taxes     $   774      $   927      $   268      $   285

     Net income                     $   448      $   548      $   151      $   165


Effective January 1, 1994, the Caltex group of companies adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that certain investments be classified into three categories based on management's intent and be reported at fair value unless being held to maturity. Adoption of SFAS No. 115 has no effect on reported net income. The cumulative effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase in Caltex's total stockholders' equity of $60 million, after related income taxes, and an additional net increase of $20 million during the first nine months of 1994. These increases are primarily unrealized holding gains on investments classified as available-for-sale by certain affiliates.


Note 5. Subsequent Events
- -------------------------

On November 1, 1994 Texaco completed the previously announced stock repurchase program to purchase shares of Texaco Inc. common stock through open market transactions. Of the total 6.1 million shares repurchased, approximately 1.8 million shares were repurchased as of September 30, 1994 and are reflected in "Common stock held in treasury, at cost" on the Consolidated Balance Sheet. On November 8, 1994, Texaco exchanged the 6.1 million repurchased shares of common stock for all of the issued and outstanding shares of Texaco Inc.'s Series E Variable Rate Cumulative Preferred Stock ("Series E"), with a stated value of $381 million, which were then retired.



                            * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the nine-month and three-month periods ended September 30, 1994 and 1993, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1993 Annual Report to Stockholders, except for the adoption of SFAS No. 115 by the Caltex group of companies effective January 1, 1994 (see Note 4). In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1994.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

Consolidated worldwide net income for Texaco Inc. and subsidiary companies for the third quarter of 1994 was $281 million, or $.98 per share, compared with net income of $142 million, or $.45 per share, for the third quarter of 1993. Net income for the first nine months of 1994 was $511 million, or $1.68 per share, compared with $729 million, or $2.52 per share, for the first nine months of 1993.

Consolidated worldwide net income from continuing operations (including special items) for the third quarter of 1994 was $281 million, or $.98 per share, compared with $317 million, or $1.13 per share, for the third quarter of 1993. Net income from continuing operations (including special items) for the first nine months of 1994 was $598 million, or $2.02 per share, as compared with $910 million, or $3.22 per share, for the first nine months of 1993.

The results, which are summarized in the following table, include special items, as well as discontinued chemical operations.

                                                                 (Unaudited)
                                                  ------------------------------------------
                                                  For the nine months	For the three months
                                                  ended September 30,	ended September 30,
                                                  -------------------   --------------------
                                                    1994       1993        1994       1993
                                                    ----       ----        ----       ----
                                                             (Millions of dollars)

Net income from continuing operations
  before special items                             $ 627      $ 848       $ 270      $ 255
Special charges and credits                         (116)       (83)          3        (83)
Tax benefits on asset sale                            87        145           8        145
                                                   -----      -----       -----      -----
Net income from continuing operations                598        910         281        317

Discontinued chemical operations:
  Net loss from operations                             -        (17)          -        (11)
  Net loss on disposal                               (87)      (164)          -       (164)
                                                   -----      -----       -----      -----
Net income                                         $ 511      $ 729       $ 281      $ 142
                                                   =====      =====       =====      =====


The third quarter 1994 results, excluding special items, reflect solid benefits over last year from improved operating performance and expense containment efforts. Higher international crude oil production, higher natural gas production in the U.S. and the North Sea, coupled with higher worldwide crude prices were sufficient to offset the decline in natural gas prices, depressed downstream margins in the eastern half of the U.S. and in Europe, and refinery downtime in Pembroke, Wales due to a July 1994 fire.

Net income from continuing operations for the third quarter of 1994 included a special charge of $20 million by an insurance subsidiary related to property damage from the fire at the Pembroke refinery, as well as a special gain of $23 million from the sale of an interest in a downstream joint venture in Sweden. Results for the nine months 1994 also included net special charges of $119 million recorded in the second quarter relating to staff reductions and write-down of certain assets being offered for sale in the company's program to consolidate activities and sell non-core assets. Results for nine months and third quarter of 1993 included special charges of $235 million related to staff reductions, write-down of assets and provisions for financial reserves, partly offset by $152 million of net deferred tax benefits principally arising from reduced tax rates in the United Kingdom. Net income from continuing operations for the third quarter and nine months of 1994 included $8 million and $87 million, respectively, of net tax benefits realizable through the sale of an interest in a subsidiary. Similar benefits of $145 million were recognized in the third quarter of 1993.

Net income for the nine months of 1994 included a second quarter charge of $87 million for discontinued operations related to the completion of the first phase of a transaction to sell substantially all of Texaco's worldwide chemical business. A charge of $164 million was recorded in the third quarter of 1993, that reflected the initial projected effects of these sales. Of the previously mentioned tax benefits on the sale of an interest in a subsidiary, $29 million and $145 million for the first nine months of 1994 and 1993, respectively, were realizable due to the taxable gain on the sale of the chemical operations. Negotiations for the second phase of this sale, consisting of the lubricant additives business, are continuing. (See Note 1 for additional information.)

On or about October 20, 1994, a 20-inch crude oil pipeline owned and operated by Texaco Pipeline Inc., a wholly owned subsidiary of the company, and two product pipelines owned and operated by Colonial Pipeline Co., owned 14.27% by Texaco's wholly owned subsidiary, Texaco Trading and Transportation Inc., ruptured in the wake of flooding of the San Jacinto River near Houston, Texas, spilling crude oil and product into the river. The cause of the breaks, the quantity of crude oil and product spilled and the extent of any damage and insurance coverage has not been determined and are under investigation by Texaco, Colonial and government agencies and therefore, no loss estimates are available at this time. However, it is not anticipated that the impact of these incidents will be materially important to the company's consolidated financial position or results of operations.



                OPERATING EARNINGS FROM CONTINUING OPERATIONS

PETROLEUM AND NATURAL GAS
     UNITED STATES
          Exploration and Production

Exploration and production earnings in the U.S. were $127 million for the third quarter of 1994 as compared with $100 million (including special charges) for the third quarter of 1993. Earnings for the first nine months of 1994 and 1993, including special charges, were $299 million and $396 million, respectively.

Comparative third quarter results before special charges reflect lower natural gas prices of $.33 per MCF. These lower natural gas prices more than offset the benefits from higher average crude oil prices of $1.27 per barrel for the quarter. In spite of the gradually improving crude oil prices during 1994, nine months earnings were adversely impacted by the depressed prices early in this year which resulted in lower average crude oil prices of $1.80 per barrel for the comparative nine month periods.

The company's results in 1994 benefitted from further reductions in operating expenses and added production from successful exploration and development programs which is largely offsetting the normal decline in production from maturing fields.

The nine months 1994 results included special charges of $24 million, recorded in the second quarter, to provide for the estimated cost of announced employee separations. The third quarter and nine months 1993 results included special charges of $38 million that was comprised of net deferred tax charges of $32 million due to the U.S. tax rate increase to 35 percent effective January 1, 1993, coupled with charges relating to staff reductions.

          Manufacturing and Marketing

Manufacturing and marketing earnings in the U.S. were $92 million for the third quarter of 1994 as compared with $6 million (including special charges) for the third quarter of 1993. Earnings for the first nine months of 1994 and 1993, including special charges, were $185 million and $115 million, respectively.

Results before special charges for the comparative third quarter and nine month periods were essentially unchanged. Both periods benefitted from higher gasoline sales following the March 1994 successful introduction of Texaco's CleanSystem3 gasolines. In the western half of the U.S., third quarter 1994 earnings reflect improved performance at refineries partly offset by higher refinery feedstock costs. For the nine months 1994, earnings in the western U.S. benefitted from both improved refinery performance and lower average feedstock costs occurring in the first half of the year. These improvements were generally offset by decreased refinery margins in the East and Gulf coasts, particularly in the third quarter, reflecting feedstock costs that could not be fully recovered in the marketplace.

The nine months 1994 results included special charges of $24 million recorded in the second quarter related to the adjustment to fair market value of certain facilities to be offered for sale and the estimated cost of employee separations. The third quarter and nine months 1993 results included special charges of $91 million for staff reductions, environmental reserves and the U.S. tax rate increase.

     INTERNATIONAL
          Exploration and Production

Exploration and production earnings outside the U.S. were $83 million for the third quarter of 1994 as compared with $125 million (including special items) for the third quarter of 1993. For the nine months of 1994 and 1993, earnings including special items, were $146 million and $286 million, respectively.

Results before special items for the third quarter 1994 improved substantially over 1993 reflecting a combination of increased international production of both crude oil and natural gas mainly in the U.K. sector of the North Sea, lower exploratory expenses, and somewhat higher crude prices. Earnings for the comparative first nine months, before special items, benefitted also from higher production, mainly in the North Sea and in Indonesia. However, generally lower crude oil prices prevailing in the first half of 1994 more than offset the benefit of increased production.

The 1994 third quarter and nine months results included non-cash charges of $7 million and $18 million, respectively, relating to the currency exchange impacts of the Pound Sterling on deferred income taxes. For 1993, such currency exchange impacts resulted in a charge of $2 million for the third quarter and a $4 million benefit for the nine months.

The nine months 1994 results included special charges of $16 million, recorded in the second quarter, related to the adjustment to fair market value of certain facilities being offered for sale and the estimated cost of employee separations. The third quarter and nine months of 1993 included a benefit of $169 million relating to changes in the U.K. Petroleum Revenue Tax associated with the taxability of certain items, as well as a tax rate reduction from 75 percent to 50 percent. The third quarter and nine months of 1993 also included $59 million of special charges related to the write-down of the carrying value of certain assets, principally in the North Sea, brought about by changes in the Petroleum Revenue Tax laws, as well as staff reductions.

          Manufacturing and Marketing

Manufacturing and marketing earnings outside the U.S. (including special items) were $98 million for the third quarter of 1994 as compared with $73 million for the third quarter of 1993. Earnings for the first nine months of 1994 and 1993, including special items, were $252 million and $314 million, respectively.

Results before special items for both the third quarter and nine months of 1994 versus 1993 reflect the decline in marketing margins in Europe, as well as lower refining margins and unfavorable currency exchange effects in the Caltex operating areas. Also, earnings were comparatively lower due to downtime resulting from the fire at the Pembroke refinery. Partly offsetting these decreases were higher marketing margins and sales volumes in Latin America, mainly Brazil.

The Pembroke refinery resumed operations near its maximum feed rate in late September, 1994. The fluid catalytic cracking unit is scheduled to be on stream by mid-November, 1994.

The 1994 third quarter and nine months included non-cash charges of $8 million and $20 million, respectively, relating to the currency exchange impacts of the Pound Sterling on deferred income taxes.

The third quarter of 1994 included a special gain of $23 million related to the sale of the company's interest in a downstream joint venture in Sweden. In addition to this gain, the nine months of 1994 included special charges of $38 million recorded in the second quarter related to the estimated cost of employee separations, and the adjustment to fair market value of certain properties being offered for sale. The third quarter and nine months of 1993 included special charges of $30 million related to staff reductions and the write-down in the carrying values of certain assets.

NONPETROLEUM

Nonpetroleum results (including special charges) were losses of $26 million for the third quarter of 1994 as compared with losses of $7 million for the third quarter of 1993. For the first nine months of 1994 and 1993 results, including special charges, were losses of $33 million and $12 million, respectively.

Net income for the third quarter of 1994 included a special charge of $20 million by an insurance subsidiary related to property damage from the fire at the Pembroke refinery. Third quarter 1993 results included a special charge of $4 million relating to the U.S. tax rate increase.


                          CORPORATE/NONOPERATING

Corporate/nonoperating results (including tax benefits on asset sale, and special items) were net charges of $93 million for the third quarter of 1994 as compared with benefits of $20 million for the third quarter of 1993. Results for the first nine months of 1994 and 1993 (including tax benefits on asset sale, and special items) were net charges of $251 million and $189 million, respectively.

Results before special items for the third quarter and nine months of 1994 were principally impacted by reduced capitalization of interest expense due to project completions, which was partially offset by lower corporate overhead due to the company's ongoing expense reduction efforts.

The 1994 results included $87 million of tax benefits realizable through the sale of an interest in a subsidiary, of which $8 million was realized in the third quarter. In addition, $17 million of charges related to the estimated cost of employee separations, recorded in the second quarter, were included in the nine month results. The third quarter and nine months, 1993 results included net tax benefits realizable through the sale of an interest in a subsidiary of $145 million. Net special charges of $30 million for the third quarter and nine months of 1993 related mainly to staff reductions.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of September 30, 1994, Texaco's cash, cash equivalents and short-term investments totaled $446 million as compared to the 1993 year-end level of $536 million. Texaco's total cash from operating activities for the first nine months of 1994 (as presented on the Condensed Statement of Consolidated Cash Flows) included certain net cash outflows that were not directly related to current period operations, and which in the aggregate, amounted to some $250 million. Among these outflows were payments related to the State of Louisiana royalties settlement which is discussed below and certain environmental, severance and legal expenditures.

During the first nine months of 1994, cash generated from normal operating activities and normal asset sales were used in support of Texaco's capital and exploratory expenditures program of $1,443 million and for the payment of dividends to common, preferred and minority shareholders of $764 million.

In April of 1994, Texaco closed the first part of a transaction to sell substantially all of its worldwide chemical operations, which had been classified as discontinued operations. The company received $650 million in cash and an 11-year subordinated note with a face value of $200 million. Additional information regarding discontinued operations is contained in
Note 1. Also during the second quarter of 1994, Texaco Capital LLC, a wholly owned subsidiary of Texaco Inc., issued $112 million of Cumulative Adjustable Rate Monthly Income Preferred Shares (MIPS), Series B, in a public offering. The shares were sold at $25 per share, callable at par after five years, with a variable interest rate which is reset quarterly.

At September 30, 1994, Texaco redeemed in cash and retired all outstanding shares of its Series C Variable Rate Cumulative Preferred Stock having an aggregate liquidation preference of $267 million. Additionally, during the third quarter, 1994, Texaco commenced a stock repurchase program to purchase shares of its common stock through open market transactions. As of September 30, 1994, Texaco expended $77 million in cash and contracted to purchase an additional $29 million of shares under this program. The repurchase program, which was completed on November 1, 1994, resulted in the company purchasing an aggregate of 6.1 million shares, for some $380 million. On November 8, 1994 the company exchanged the repurchased shares of common stock for all the Texaco Inc.'s Series E Variable Rate Cumulative Preferred Stock, which were then retired.

Total debt at September 30, 1994 declined to $6.5 billion from the year-end 1993 level of $6.8 billion. At September 30, 1994, Texaco's long-term debt included $1.1 billion of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. Texaco's ratio of total debt to total borrowed and invested capital at September 30, 1994 and year-end 1993 were 38.3% and 38.7%, respectively.

Texaco terminated a $350 million revolving credit facility during the second quarter of 1994, but continues to maintain a $2 billion facility as of September 30, 1994. Texaco also maintains an accounts receivable sales facility of approximately $400 million. These facilities were unused at September 30, 1994 and year-end 1993. Additionally, in the third quarter of 1994, a subsidiary of Texaco entered into a revolving credit facility for $330 million, which was fully utilized as of September 30, 1994 and is reflected in long-term debt.

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

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $1,788 million for the first nine months of 1994, as compared to $1,887 million for the same period in 1993. Expenditures for the third quarter of 1994 amounted to $557 million versus
$732 million for the same quarter in 1993.

International upstream expenditures declined for the comparative nine months and third quarter periods reflecting lower expenditures in the U.K. North Sea, where successful project completions have increased production of liquids and natural gas. Partly offsetting this decline for the comparative nine months were higher drilling and development activities in the United States which began in the third quarter of 1993.

Downstream international expenditures for the first nine months of 1994 increased as compared to the same period of 1993, reflecting investments by Texaco's affiliate, Caltex, in refinery construction and upgrade projects in Thailand and Singapore and increased marketing expenditures as well as continued refinery upgrades in Panama and increased marketing expenditures in selected European and Latin American countries. These increases were partially offset by lower expenditures in the U.S. due to the completion of refinery upgrade projects underway in 1993 by both Texaco and Texaco's affiliate, Star Enterprise, and lower marketing investments.

INITIATIVES FOR GROWTH
- ----------------------

On July 5, 1994, Texaco announced its June, 1994 decision to undertake a series of action steps to increase growth, competitiveness and profitability, focusing on asset redeployment, the reduction of overheads and operating efficiencies through elimination of layers of supervision, cost control and strengthened core businesses. Implementation of Texaco's program is expected to result in the reduction of approximately 2,500 employees by June 30, 1995 involving both the U.S. and international upstream and downstream segments, as well as support staffs. During the second quarter of 1994, Texaco recorded a charge of $88 million, net of tax, for the anticipated severance costs associated with the reduction of the 2,500 employees.

As of September 30, 1994, implementation of Texaco's program includes reductions of approximately 630 employees with a related commitment to severance payments of $37 million, or an after-tax cost of $25 million.
Of this commitment, $10 million in payments had been made as of September 30, 1994. Since these liabilities were fully reserved in the second quarter of this year, these expenditures had no impact on third quarter earnings. Currently, there is no change in the company's projections that the total reduction in employees under this announced program will be 2,500 with a total severance cost of $88 million, net of tax.

                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q, to Item 1 on page 9 and page 12 of Texaco Inc.'s Forms 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994, respectively, and to Item 3 beginning on page 38 of Texaco Inc.'s 1993 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of September 30, 1994, Texaco Inc. and its subsidiaries were parties to various proceedings, instituted by governmental authorities, arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of new or terminated proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations:

     In February 1994, the California Air Resources Board ("CARB") initiated an investigation into compliance by Texaco Refining and Marketing Inc. ("TRMI") and major gasoline marketers with California's additive injection requirements during 1992 and 1993. CARB has alleged that gasoline marketed by TRMI did not meet specifications and is seeking civil penalties that may exceed $100,000.

     In May 1994, the U.S. Environmental Protection Agency ("EPA"), Region VII, instituted an administrative proceeding alleging that on twelve occasions pipelines owned by Texaco Trading and Transportation Inc. ("TTTI") released oil into surface waters in violation of the Federal Clean Water Act. The EPA seeks the maximum penalty of $10,000 for each spill, for a total of $120,000, which TTTI is contesting.

     In July 1994, TRMI settled an administrative proceeding instituted in September 1993 by the Northwest Air Pollution Control Agency alleging that emissions from TRMI's fluid catalytic cracking unit at the Puget Sound Refinery exceeded particulate emissions in violation of air pollution control laws.

     In September 1994, TRMI settled an administrative proceeding instituted in March 1994 in which the EPA alleged that TRMI's Bakersfield, California refinery injected wastewater containing selenium at a level greater than is permitted under the Resource Conservation and Recovery Act and the California Health and Safety Code.

Item 5. Other Information
- -------------------------

                                                                         (Unaudited)
                                                         --------------------------------------------
                                                         For the nine months     For the three months
                                                         ended September 30,     ended September 30,
                                                         -------------------     --------------------
                                                          1994        1993        1994        1993
                                                          ----        ----        ----        ----
                                                                   (Millions of dollars)

FUNCTIONAL NET INCOME
- ---------------------
Operating earnings (losses) from continuing operations
  Petroleum and natural gas
    Exploration and production
      United States                                     $  299      $  396       $ 127      $  100
      International                                        146         286          83         125
                                                        ------      ------      ------      ------
        Total                                              445         682         210         225

                                                        ------      ------      ------      ------
    Manufacturing, marketing and distribution
      United States                                        185         115          92           6
      International                                        252         314          98          73
                                                        ------      ------      ------      ------
        Total                                              437         429         190          79
                                                        ------      ------      ------      ------
        Total petroleum and natural gas                    882       1,111         400         304

  Nonpetroleum                                             (33)        (12)        (26)         (7)
                                                        ------      ------      ------      ------
        Total operating earnings                           849       1,099         374         297

Corporate/Nonoperating                                    (251)       (189)        (93)         20
                                                        ------      ------      ------      ------
Net income from continuing operations                      598         910         281         317
                                                        ------      ------      ------      ------
Discontinued chemical operations
  Net loss from operations                                   -         (17)          -         (11)
  Net loss on disposal                                     (87)       (164)          -        (164)
                                                        ------      ------      ------      ------
Net loss from discontinued chemical operations             (87)       (181)          -        (175)
                                                        ------      ------      ------      ------
        Net income                                      $  511      $  729      $  281      $  142
                                                        ======      ======      ======      ======
CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------
Texaco Inc. and subsidiary companies
  Exploration and production
      United States                                     $  598      $  516     $  148      $  216
      International                                        376         590        111         212
                                                        ------      ------      ------      ------
        Total                                              974       1,106        259         428
                                                        ------      ------      ------      ------
  Manufacturing, marketing and distribution
      United States                                        166         232         64         102
      International                                        181         133         60          61
                                                        ------      ------      ------      ------
        Total                                              347         365        124         163
                                                        ------      ------      ------      ------
  Other                                                     20          26          6          10
                                                        ------      ------      ------      ------
        Total                                            1,341       1,497        389         601
                                                        ------      ------      ------      ------
Equity in affiliates
      United States                                         96         111         45          34
      International                                        351         279        123          97
                                                        ------      ------      ------      ------
        Total                                              447         390        168         131
                                                        ------      ------      ------      ------
        Total continuing operations                      1,788       1,887        557         732

Discontinued chemical operations                            21          54          1           6
                                                        ------      ------      ------      ------
        Total worldwide                                 $1,809      $1,941      $  558      $  738
                                                        ------      ------      ------      ------

                                                                         (Unaudited)
                                                         --------------------------------------------
                                                         For the nine months     For the three months
                                                         ended September 30,     ended September 30,
                                                         -------------------     --------------------
                                                          1994        1993        1994        1993
                                                          ----        ----        ----        ----

OPERATING DATA - INCLUDING INTERESTS
- ------------------------------------
IN AFFILIATES
- -------------
Net production of crude oil and natural gas liquids
   (thousands of barrels per day)
      United States                                       408         426          407        427
      Other Western Hemisphere                             20          21           21         21
      Europe                                              116          76          126         82
      Other Eastern Hemisphere                            234         199          232        198
                                                        -----       -----        -----      -----
         Total                                            778         722          786        728

Net production of natural gas available for sale
   (millions of cubic feet per day)
      United States                                     1,728       1,730        1,720      1,716
      International                                       301         222          294        218
                                                        -----       -----        -----      -----
         Total                                          2,029       1,952        2,014      1,934

Natural gas sales (millions of cubic feet per day)
      United States                                     3,083       2,755        3,156      2,740
      International                                       317         234          308        224
                                                        -----       -----        -----      -----
         Total                                          3,400       2,989        3,464      2,964

Natural gas liquids sales, including purchased LPG's
   (thousands of barrels per day)
      United States                                       211         189          240        191
      International                                        70          51           93         63
                                                        -----       -----        -----      -----
         Total                                            281         240          333        254

Refinery input (thousands of barrels per day)
      United States                                       661         661          704        633
      Other Western Hemisphere                             47          52           53         45
      Europe                                              279         328          188        341
      Other Eastern Hemisphere                            456         429          447        429
                                                        -----       -----        -----      -----
         Total                                          1,443       1,470        1,392      1,448

Refined product sales (thousands of barrels per day)
      United States                                       876         821          908        828
      Other Western Hemisphere                            308         285          318        282
      Europe                                              445         482          411        502
      Other Eastern Hemisphere                            702         711          707        671
                                                        -----       -----        -----      -----
         Total                                          2,331       2,299        2,344      2,283


                                                                         (Unaudited)
                                                         --------------------------------------------
                                                         For the nine months     For the three months
                                                         ended September 30,     ended September 30,
                                                         -------------------     --------------------
                                                          1994        1993        1994        1993
                                                          ----        ----        ----        ----
                                                                   (Millions of dollars)

Impact of Special Items On Functional Net Income
- ------------------------------------------------

Operating earnings (losses) from continuing operations
   Exploration and production
      United States
         Operating earnings before special items        $ 323       $ 434        $ 127      $ 138
         Special charges                                  (24)        (38)           -        (38)
                                                        -----       -----        -----      -----
            Total operating earnings                      299         396          127        100
                                                        -----       -----        -----      -----
International
         Operating earnings before special items          162         176           83         15
         Special charges and credits                      (16)        110            -        110
                                                        -----       -----        -----      -----
            Total operating earnings                      146         286           83        125
                                                        -----       -----        -----      -----
   Manufacturing, marketing and distribution
      United States
         Operating earnings before special items          209         206           92         97
         Special charges                                 (24)        (91)           -        (91)
                                                        -----       -----        -----      -----
            Total operating earnings                      185         115           92          6
                                                        -----       -----        -----      -----
      International
         Operating earnings before special items          267         344           75        103
         Special charges and credits                      (15)        (30)          23        (30)
                                                        -----       -----        -----      -----
            Total operating earnings                      252         314           98         73
                                                        -----       -----        -----      -----
   Nonpetroleum
         Operating earnings before special items          (13)         (8)          (6)        (3)
         Special charges                                  (20)         (4)         (20)        (4)
                                                        -----       -----        -----      -----
            Total operating earnings                      (33)        (12)         (26)        (7)
                                                        -----       -----        -----      -----
Corporate/Nonoperating
         Total before special items                      (321)       (304)        (101)       (95)
         Tax benefits and special charges and credits      70         115            8        115
                                                        -----       -----        -----      -----
            Total Corporate/Nonoperating                 (251)       (189)         (93)        20
                                                        -----       -----        -----      -----

Net income from continuing operations                     598         910          281        317
                                                        -----       -----        -----      -----
Discontinued chemical operations
         Net loss from operations                           -         (17)           -        (11)
         Net loss on disposal                             (87)       (164)           -       (164)
                                                        -----       -----        -----      -----
Net loss from discontinued chemical operations            (87)       (181)           -       (175)
                                                        -----       -----        -----      -----
            Net income                                  $ 511       $ 729        $ 281      $ 142
                                                        =====       =====        =====      =====

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits
     _  (11)  Computation of Earnings Per Share of Common Stock of Texaco Inc.
              and Subsidiary Companies.

     _  (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on a
              Total Enterprise Basis.

     _ (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1993), and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     _  (27)  Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the third quarter of 1994, the Registrant filed Current Reports on Form 8-K for the following events:

     1.  July 6, 1994 (date of earliest event reported: July 5, 1994)

         Item 5. Other Events - announced that Texaco will undertake a series of action steps to increase growth, competitiveness and profitability, focusing on asset redeployment, the reduction of overheads, and operating efficiencies through elimination of layers of supervision, cost control and strengthened core business. Texaco appended as an exhibit thereto a copy of the Press Release entitled, "Texaco Announces Worldwide Plan For Enhanced Growth," dated July 5, 1994.

     2.  July 18, 1994 (date of earliest event reported: July 15, 1994)

         Item 5. Other Events - announced that Texaco has elected to redeem, on September 30, 1994, its Series C Variable Rate Cumulative Preferred Stock, issued as a special dividend in 1989, for $50 per share. Texaco appended as an exhibit thereto a copy of the Press Release entitled, "Texaco Inc. Announces Redemption of Series C Variable Rate Cumulative Preferred Stock," dated July 15, 1994.

     3.  July 25, 1994 (date of earliest event reported: July 25, 1994)

         Item 5. Other Events - reported that Texaco issued an Earnings Press Release for the second quarter 1994. Texaco appended as an Exhibit thereto a copy of the Press Release entitled, "Texaco Reports Results for the Second Quarter and First Half 1994," dated July 25, 1994.

     4.  July 28, 1994 (date of earliest event reported: July 27, 1994)

         Item 5. Other Events - announced that Texaco will commence a stock repurchase program to buy up to 6 million shares of its common stock through open market transactions. Texaco appended as an Exhibit thereto a copy of the Press Release entitled, "Texaco Inc. Announces Beginning of Stock Repurchase Program," dated July 27, 1994.

                                    SIGNATURES
                                    ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                               Texaco Inc.
                                                          --------------------
                                                               (Registrant)




                                                      By:      R.C. Oelkers
                                                          --------------------
                                                               (Comptroller)




                                                      By:        R.E. Koch
                                                          --------------------
                                                          (Assistant Secretary)




Date:  November 10, 1994
       -----------------