Form 10-K
TEXACO INC
filed 1995-03-27
CIK 97349

===============================================================================

                               UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994         Commission file number 1-27
                            T e x a c o   I n c .
            (Exact name of registrant as specified in its charter)

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

                              ___________________


            Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
    Title of each class                      on which registered
    -------------------                      -----------------------
Common Stock, par value $6.25                New York Stock Exchange
                                             Midwest Stock Exchange
                                             The Stock Exchange, London
                                             Basle, Geneva and Zurich Exchanges
                                             Amsterdam, Antwerp and Brussels
                                             Exchanges
Rights to Purchase Series D Junior
  Participating	Preferred Stock              New York Stock Exchange
Cumulative Adjustable Rate Monthly
  Income Preferred Shares, Series B*         New York Stock Exchange
6-7/8% Cumulative Guaranteed Monthly
  Income Preferred Shares, Series A*         New York Stock Exchange
8-1/2% Notes, due February 15, 2003**        New York Stock Exchange
8-5/8% Debentures, due June 30, 2010**       New York Stock Exchange
8.65% Notes, due January 30, 1998**          New York Stock Exchange
9% Notes, due November 15, 1996**            New York Stock Exchange
9% Notes, due November 15, 1997**            New York Stock Exchange
9% Notes, due December 15, 1999**            New York Stock Exchange
9-3/4% Debentures, due March 15, 2020**      New York Stock Exchange
Extendible Notes, due June 1, 1999
  (8-1/2%  to June 1, 1998)**                New York Stock Exchange
Extendible Notes, due March 1, 2000
  (9.45% to March 1, 2000)**                 New York Stock Exchange
Extendible Notes, due January 15, 2000
  (8.95% to January 15, 2000)**              New York Stock Exchange

_________
* Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
**  Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                              ___________________


     The Registrant (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past
90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of Texaco Inc. Common Stock held by non-affiliates at the close of business on February 28, 1995, based on the New York Stock Exchange composite sales price, was approximately $16,540,000,000. The market value of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 28, 1995, totaled approximately $635,740,000. The liquidation value of Series F ESOP Convertible Preferred Stock held in the Employees Savings Plan of Texaco Inc. at the close of business on February 28, 1995, totaled approximately $46,190,000.
     As of February 28, 1995, there were 259,607,356 outstanding shares of Texaco Inc. Common Stock.


                      Documents incorporated by reference
                        (to the extent indicated herein)
                                                                       Part of
                                                                      Form 10-K
                                                                      ---------
    Texaco Inc. Annual Report to Stockholders for the year 1994 .....   I, II
    Proxy Statement of Texaco Inc. relating to the 1995 Annual
      Meeting of Stockholders .......................................    III

===============================================================================

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                             --------------------------------------------------
                                                                                             Texaco Inc.
                                                                             Texaco Inc.      Year 1994           Texaco Inc.
                                                                             Year 1994      Annual Report       March 27, 1995
Form 10-K Item                                                               Form 10-K     To Stockholders      Proxy Statement
--------------                                                               ---------     ---------------      ---------------

                                                                 PART I
 1. and 2. Business and Properties
          Development and Description of Business ..........................       1             _                     _
          Certain Factors Which May Affect Business ........................      2-3            _                     _
          Worldwide Operations .............................................       4     9-24, 37 and 59-60            _
          Supplementary Exploration and Production Information .............      4-6       62-64 and 67               _
 3. Legal Proceedings ......................................................      7-8           59                     _
 4. Submission of Matters to a Vote of Security Holders ....................       8             _                     _

 Executive Officers of the Registrant ......................................       9             _                     _


                                                                 PART II
 5. Market for the Registrant's Common Equity
      and Related Stockholder Matters ......................................      10            71                     _
 6. Selected Financial Data ................................................      10            70                     _
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..................................      10          26-36                    _
 8. Financial Statements and Supplementary Data
                         - Financial Statements ............................      10          37-61                    _
                         - Oil and Gas Information .........................      10          62-68                    _
                         - Selected Quarterly Financial Results ............      10            69                     _
 9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure ...............................      10             _                     _


                                                                PART III
10. Directors and Executive Officers of the Registrant .....................      10             _                    2-10
11. Executive Compensation .................................................      10             _            5-6, 26-28 and 30
12. Security Ownership of Certain Beneficial Owners
      and Management .......................................................      10             _                    6-7
13. Certain Relationships and Related Transactions .........................      10             _                     6


                                                                 PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......     11-12           _                     _


                                     PART  I
                                   TEXACO  INC.




Items 1. and 2.  Business and Properties


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


Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support for continuing operations amounted to approximately $175 million in 1994, $185 million in 1993 and $200 million in 1992. These expenditures exclude amounts applicable to discontinued chemical operations of approximately $20 million in 1994, $45 million in 1993 and $50 million in 1992.

Environmental Expenditures

     Information regarding capital expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1994, and projections for 1995 and 1996, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from pages 32 and 33 of Texaco Inc.'s 1994 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies engaged in continuing operations as of December 31, 1994 totaled 29,713. The comparable number of employees as of December 31, 1993 was 32,514.

     The 1993 total excludes approximately 2,400 employees involved in discontinued chemical operations. Of the 2,400 employees, some 2,100 supported the discontinued chemical operations sold during 1994 or were separated from service. The remaining employees support operations expected to be joint ventured during 1995 and accordingly, these employees were also excluded from the 1994 total. For additional information, see "Note 4, Discontinued Operations" to the 1994 Consolidated Financial Statements.

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

     The world economy expanded at a 3.2% rate in 1994, the highest rate of growth since 1989. Spurred by accommodative monetary policy and rising exports, Continental Europe joined North America and the United Kingdom in economic recovery. The Japanese economy remained relatively weak, but showed some signs of improvement after being stimulated by tax cuts and increased public works spending. The strongest economic growth last year continued to be in the developing world, especially in the newly industrializing nations of the Pacific Rim and Latin America. Gross Domestic Product continued to fall in most of the former Soviet republics, but positive growth occurred in several of the Eastern European economies.

                               WORLD PETROLEUM DEMAND
                                   (MILLION BPD)

                            1994        1993       1992

INDUSTRIAL NATIONS          39.9        39.0        38.8

DEVELOPING NATIONS          22.1        21.3        20.2

FORMER SOVIET BLOC           6.2         6.9         8.2

     TOTAL                  68.2        67.2        67.2


     World petroleum demand rose to a record 68.2 million barrels per day (BPD) in 1994, an increase of one million BPD from its 1993 level. Demand in the industrialized nations increased by 0.9 million BPD, reflecting the combined effects of the economic recovery, unusually cold winter weather in the United States, and a summer heat wave in Japan. In the developing countries, petroleum consumption grew by an additional 0.8 million BPD, bolstered by strong increases in demand in the Pacific Rim countries and Latin America. Despite increased demand in Eastern Europe, oil demand in the former Soviet bloc as a whole (including Eastern Europe) continued its downward trend of recent years, falling by 0.7 million BPD.

     On the supply side, total net non-OPEC crude oil production rose from 35.2 million BPD to 35.6 million BPD, reversing a five-year decline. Buoyed by higher output from the United Kingdom, the North Sea reached a record level of over 5 million BPD in 1994. There were gains in other non-OPEC producing countries as well, particularly Argentina and Yemen. These increases, which totaled 1.2 million BPD, were more than sufficient to offset a 0.2 million BPD decline in crude output in the United States and a 0.6 million BPD production loss in the former Soviet Union.

     OPEC crude oil production also rose in 1994, averaging 25 million BPD, an increase of 0.3 million BPD from 1993 levels. Iraq, OPEC's historically second largest producer, remained excluded from the international market by United Nations sanctions.

     Despite the general improvement in economic and petroleum demand fundamentals, excess oil inventories worldwide depressed international petroleum prices during the early months of 1994. The per-barrel spot price of U.S. benchmark West Texas Intermediate (WTI), for example, averaged just $14.85 during the January-March period, the lowest quarterly level since the end of 1988. However, OPEC production restraint, the general firming in demand,and supply disruptions in Nigeria helped boost prices in the late spring and summer. WTI briefly approached $21 per barrel in June, before declining somewhat over the second half of the year. For 1994 overall, WTI averaged $17.19 per barrel, 6.8% below the previous year.

     Even with lower average crude oil prices, refiners' margins in 1994 weakened in most major regions as significant additions to global refining capacity outstripped growth in world petroleum demand.

Near-Term Outlook

     World economic growth is expected to accelerate in 1995. While the U.S. economy could slow somewhat as a result of tightening monetary measures by the Federal Reserve, the expansion in Western Europe is projected to gain momentum.

     Moreover, the negative near-term effects of the Kobe earthquake on Japan's economic growth are expected to be offset by reconstruction spending in the later part of the year. The economies of the former Soviet Union will probably experience another decline in 1995, but many of the countries of Eastern
Europe are anticipated to experience positive economic growth.

            NEAR-TERM WORLD SUPPLY/DEMAND BALANCE
                       (MILLION BPD)

                            1995              1994

DEMAND                       69.1             68.2

SUPPLY

  NON-OPEC CRUDE             36.0             35.6

  OPEC CRUDE                 25.1             25.0

  OTHER LIQUIDS               8.3              8.0

TOTAL SUPPLY                 69.4             68.6

STOCK CHANGE                  0.3              0.4



     Robust economic expansion is expected to boost world oil demand from 68.2 to 69.1 million BPD in 1995. In the United States, slower economic growth and an assumed return to normal weather conditions, should limit oil demand growth to only about 0.1 million BPD. The economic upswing in Western Europe will add another 0.2 million BPD to world demand. Most of the growth in oil demand will continue to come from the developing countries, where petroleum usage is expected to expand by about one million BPD. The declines in the former Soviet bloc are projected to slow significantly to about 0.4 million BPD.

     Non-OPEC crude production is expected to increase by 0.4 million BPD in 1995 to 36.0 million BPD. North Sea production will advance further and additional increases are expected from the development of Colombia's Cusiana field and from other producing countries. The combined losses from the United States and the former Soviet Union are anticipated to average about 0.5 million BPD (compared to 0.8 million BPD last year), as the rates of decline moderate in both regions.

     Purchases of OPEC oil are projected to increase slightly in 1995, as growth in non-OPEC supplies alone will not meet rising world demand for oil. However, international oil markets could remain unstable and potentially weak in 1995, depending on OPEC's adherence to its quota, the status of Iraqi export flows and other major market forces.

     Colder than normal weather in the first part of the year helped push U.S. natural gas consumption up by 0.4 trillion cubic feet (TCF) in 1994 to 20.7 TCF. However, an increase in domestic gas production and additional inflows from Canada contributed to a slide in natural gas prices in the latter part of the year. Despite the expected slowing of the U.S. economy, natural gas consumption is expected to continue to grow in 1995.

                             _________________________


     In addition to the above factors, operations and investments in some foreign areas are subject to political and business risks. The nature of these risks varies from country to country and from time to time. The overall effect of the foregoing on Texaco cannot be predicted with any certainty.

                             WORLDWIDE OPERATIONS

     Texaco owns, leases, or has interests in extensive production, manufacturing, marketing, transportation and other facilities throughout the world. A description of the company's worldwide operations appears on pages 9 through 24, and information regarding sales to significant affiliates and geographical financial data appear on pages 37 and 59-60, respectively, of Texaco Inc.'s 1994 Annual Report to Stockholders, applicable portions of which are incorporated herein by reference. Except as indicated under Items 1, 2, 3, 5, 6, 7, 8 and 14, no other data appearing in the 1994 Annual Report to Stockholders are deemed to be filed as part of this Annual Report on Form 10-K.

     In 1993, Texaco entered into memorandums of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of substantially all of Texaco's worldwide chemical operations. Except for the lubricant additives portion of the chemical business, the sale to Huntsman Corporation was completed in April, 1994. On February 14, 1995, Texaco and Huntsman Corporation announced that they intend to form a joint venture to own and operate Texaco's worldwide lubricant additives business. Formation of the joint venture is expected to take place during 1995.

     On March 1, 1995, Texaco completed the sale of more than 300 producing fields to Apache Corporation. The sale includes properties located in the Permian Basin of Texas, offshore Gulf of Mexico, onshore Louisiana, East and South Texas, the Rocky Mountains and the Mid-Continent area of the United States.


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

     Estimates of Total Proved Net Oil and Gas Reserve Data Provided to Other
         Governmental Bodies and Availability of Oil and Gas

     Information concerning estimates of total proved net oil and gas reserve data provided to other governmental bodies and availability of oil and gas is incorporated herein by reference from pages 62 to 64 of Texaco Inc.'s 1994 Annual Report to Stockholders.

     Average Sales Prices and Production Costs-Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 67 of Texaco Inc.'s 1994 Annual Report to Stockholders.


                             ______________________



     The information presented in the tables on pages 5 and 6 includes applicable amounts relating to the aforementioned sale of more than 300 producing fields to Apache Corporation.


Oil and Gas Acreage
                                                                    As of December 31, 1994
                                                                    -----------------------
      Thousands of acres                                               Gross        Net
      ------------------                                               -----        ---
   Producing
      Texaco Inc. and Consolidated Subsidiaries
         United States ............................................    3,843       2,376
         Other Western Hemisphere .................................      519         157
         Europe ...................................................      225          97
         Other Eastern Hemisphere .................................      784         195
                                                                      ------      ------
            Total Texaco Inc. and Consolidated Subsidiaries .......    5,371       2,825

      Equity in an Affiliate-Other Eastern Hemisphere .............      207         103
                                                                      ------      ------
                        Total worldwide ...........................    5,578       2,928
                                                                      ------      ------
   Undeveloped
      Texaco Inc. and Consolidated Subsidiaries
         United States ............................................    6,318       4,899
         Other Western Hemisphere .................................    9,571       6,381
         Europe ...................................................    5,089       1,828
         Other Eastern Hemisphere .................................   68,007      27,858
                                                                      ------      ------
            Total Texaco Inc. and Consolidated Subsidiaries .......   88,985      40,966

      Equity in an Affiliate-Other Eastern Hemisphere .............    2,239       1,120
                                                                      ------      ------
                        Total worldwide ...........................   91,224      42,086
                                                                      ------      ------
                  Total Oil and Gas Acreage .......................   96,802      45,014
                                                                      ======      ======

Number of Wells Capable of Producing*                               As of December 31, 1994
                                                                    -----------------------
   Oil wells                                                           Gross        Net
      Texaco Inc. and Consolidated Subsidiaries                        -----        ---
         United States ............................................   44,044      18,072
         Other Western Hemisphere .................................    2,241         410
         Europe ...................................................      230          59
         Other Eastern Hemisphere .................................    1,287         436
                                                                      ------      ------
            Total Texaco Inc. and Consolidated Subsidiaries .......   47,802      18,977

      Equity in an Affiliate-Other Eastern Hemisphere .............    3,975       1,988
                                                                      ------      ------
                        Total worldwide** .........................   51,777      20,965
                                                                      ======      ======

   Gas wells
      Texaco Inc. and Consolidated Subsidiaries
         United States.............................................    6,406       2,849
         Other Western Hemisphere .................................      281          68
         Europe ...................................................       47          13
         Other Eastern Hemisphere .................................       22           6
                                                                      ------      ------
            Total Texaco Inc. and Consolidated Subsidiaries .......    6,756       2,936

      Equity in an Affiliate-Other Eastern Hemisphere .............       22          11
                                                                      ------      ------
                        Total worldwide** .........................    6,778       2,947
                                                                      ======      ======

_____________
 * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plug and abandonment have been excluded from the number of wells capable of producing.
** Includes 347 gross and 221 net multiple completion oil wells and 129 gross and 107 net multiple completion gas wells.



Oil, Gas and Dry Wells Completed                                For the years ended December 31,
                                               -------------------------------------------------------------------
                                                      1994                    1993                    1992
                                                      ----                    ----                    ----
                                               Oil     Gas     Dry     Oil     Gas     Dry     Oil     Gas     Dry
                                               ---     ---     ---     ---     ---     ---     ---     ---     ---
Net exploratory wells*
   Texaco Inc. and Consolidated Subsidiaries
      United States ..........................  16     23      17       24      29     29       16     24      20
      Other Western Hemisphere ...............   _      _       1        _       _      1        2      1       3
      Europe .................................   _      _       2        _       _      8        _      _       4
      Other Eastern Hemisphere ...............   2      _      11        _       1      8        1      _       3
         Total Texaco Inc. and Consolidated    ---    ---     ---      ---     ---    ---      ---    ---     ---
            Subsidiaries .....................  18     23      31       24      30     46       19     25      30
   Equity in an Affiliate-Other Eastern
      Hemisphere .............................   _      _       1        1       _      1        1      _       _
                                               ---    ---     ---      ---     ---    ---      ---    ---     ---
            Total worldwide ..................  18     23      32       25      30     47       20     25      30
                                               ===    ===     ===      ===     ===    ===      ===    ===     ===
Net development wells
   Texaco Inc. and Consolidated Subsidiaries
      United States .......................... 244     82       7      212     101     13      163     72       8
      Other Western Hemisphere ...............   5      5       1        8       2      2        3      1       1
      Europe .................................   7      2       _        7       1      _        4      _       _
      Other Eastern Hemisphere ...............  13      _       _       14       _      _        9      _       _
         Total Texaco Inc. and Consolidated    ---    ---     ---      ---     ---    ---      ---    ---     ---
            Subsidiaries ..................... 269     89       8      241     104     15      179     73       9
   Equity in an Affiliate-Other Eastern
      Hemisphere .............................  98      _       _       76       _      _      159      _       4
                                               ---    ---     ---      ---     ---    ---      ---    ---     ---
            Total worldwide .................. 367     89       8      317     104     15      338     73      13
                                               ===    ===     ===      ===     ===    ===      ===    ===     ===

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




Additional Well Data                                           As of December 31, 1994
                                                 ----------------------------------------------------
                                                                          Pressure Maintenance
                                                 Wells in the        --------------------------------
                                                  process of                           Projects in
                                                   drilling          Installations    the process of
                                                 Gross    Net        in operation     being installed
                                                 -----    ---        -------------    ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States ..............................     62     48            496                  1
   Other Western Hemisphere ...................      _      _             13                  _
   Europe .....................................     37     24             13                  _
   Other Eastern Hemisphere ...................     42      9              4                  _
                                                   ---     --            ---                 --
      Total Texaco Inc. and Consolidated
         Subsidiaries .........................    141     81            526                  1

Equity in an Affiliate-Other Eastern
   Hemisphere .................................      3      2              6                  _
                                                   ---     --            ---                 --
      Total worldwide .........................    144     83            532                  1
                                                   ===     ==            ===                 ==

Item 3. Legal Proceedings

     Litigation-Information relative to legal proceedings pending against Texaco Inc. and subsidiary companies is presented in Note 17, Contingent Liabilities, on page 59 of Texaco Inc.'s 1994 Annual Report to Stockholders, which note is incorporated herein by reference.

     As of December 31, 1994, Texaco Inc. and its subsidiaries were parties to various proceedings instituted by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the Company. The following is a brief description of proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations.

          On June 9, 1992, an administrative complaint was served on Texaco Chemical Company ("TCC")* by the U.S. Environmental Protection Agency ("EPA"), Region VI, alleging certain violations of the State Implementation Plan at TCC's Port Neches, Texas chemical plant. The EPA is seeking civil penalties of $149,000. Texaco Inc. is contesting liability.

          On December 28, 1992, an administrative complaint was served on TCC by the EPA, Region VI, alleging hazardous waste, PCB, release notification and reporting violations at TCC's Port Neches chemical plant. The EPA is seeking civil penalties of $3.8 million. Texaco Inc. is contesting liability.

          On January 21, 1994, an administrative proceeding was initiated by the Texas Natural Resource Conservation Commission ("TNRCC"), alleging violations of the Texas Solid Waste Disposal Act and the Texas Water Code at TCC's Port Neches chemical plant. The TNRCC is seeking civil penalties of $381,840 and remediation of alleged violations. Texaco Inc. is contesting liability.

          On May 23, 1994, the EPA, Region VII, instituted an administrative proceeding alleging that on 12 occasions pipelines owned by Texaco Trading and Transportation Inc. ("TTTI") released oil into surface waters in violation of the Federal Clean Water Act. The agency is seeking a penalty of $10,000 for each release. TTTI is contesting liability.

          On February 15, 1995, Texaco Refining and Marketing Inc. ("TRMI") and Star Enterprise ("Star") settled an administrative matter pending before the Pennsylvania Department of Environmental Resources. The State alleged that hydrocarbons were discharged into groundwaters at the Pittsburgh Terminal, formerly owned by TRMI, in violation of Pennsylvania's Clean Streams Act and Solid Waste Disposal Act.

          On February 22, 1995, Texaco Refining and Marketing (East) Inc. and Star entered into an Agreed Judicial Consent Order to settle an action contemplated against them and another company by the TNRCC alleging violations of the Texas Solid Waste Disposal Act and Texas Water Code at Star's Port Arthur, Texas refinery.

_______________
* Texaco Chemical Company was sold on April 21, 1994 and, by agreement, Texaco Inc. retains obligations applicable to events occurring prior to the closing date.

          In February 1995, TRMI settled an investigative matter conducted by the California Air Resources Board to determine TRMI's and other gasoline marketers' compliance with California's additive injection requirements during 1992 and 1993.

          In February 1995, Texaco Inc., Texaco Caribbean Inc. and Texaco Puerto Rico Inc. settled a suit filed in 1991 against the three companies by the Virgin Islands Water and Power Authority ("WAPA"). The suit alleged that a leak from an underground storage tank at a Texaco service station in St. Croix contaminated a WAPA water well.

     In addition, Texaco Inc., on behalf of itself and its subsidiaries and affiliates, has agreed to participate in the U.S. Environmental Protection Agency's Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program. There are 125 participants in this program. As a participant, Texaco has agreed to audit its files for materials which under current EPA guidelines would be subject to substantial risk notification under Section 8(e) of TSCA and to pay stipulated penalties for each such report submitted under this program. Based on its audit to date, Texaco estimates that its liability will be in excess of $100,000, but is unable to calculate the exact amount at this time. However, under this program, Texaco's liability cannot exceed $1 million in the aggregate. No administrative proceeding is pending; however, Texaco will be required to enter an Administrative Order On Consent pursuant to this program in late 1995 or 1996.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                               ______________________

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 24, 1995 are:


           Name                      Age          Position
           ----                      ---          --------
          Alfred C. DeCrane, Jr. .......  63      Chairman of the Board and Chief Executive Officer
          Allen J. Krowe ...............  62      Vice Chairman
          Peter I. Bijur ...............  52      Senior Vice President
          C. Robert Black ..............  59      Senior Vice President
          William C. Bousquette ........  58      Senior Vice President and Chief Financial Officer
          James L. Dunlap ..............  57      Senior Vice President
          William K. Tell, Jr. .........  61      Senior Vice President
          Stephen M. Turner ............  56      Senior Vice President and General Counsel
          John D. Ambler ...............  60      Vice President
          Clarence P. Cazalot, Jr. .....  44      Vice President
          David C. Crikelair ...........  47      Vice President
          Carl B. Davidson .............  61      Vice President and Secretary
          William P. Doyle .............  63      Vice President
          Patrick J. Lynch .............  57      Vice President
          Thomas M. Matthews ...........  51      Vice President
          Elizabeth P. Smith ...........  45      Vice President
          Robert A. Solberg ............  49      Vice President
          Glenn F. Tilton ..............  46      Vice President
          Michael N. Ambler ............  58      General Tax Counsel
          James F. Link ................  50      Treasurer
          Robert C. Oelkers ............  50      Comptroller


     For more than five years, each of the officers of Texaco Inc. listed above, except for William C. Bousquette, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Mr. Bousquette joined Texaco in January 1995 as Senior Vice President and Chief Financial Officer. Prior to joining Texaco, Mr. Bousquette was Executive Vice President and Chief Financial Officer of Tandy Corporation. Mr. Bousquette joined Tandy in 1990 as Chief Financial Officer.

     There is no family relationship among any of the officers of Texaco Inc.

                                   PART  II

     The following information, contained in Texaco Inc.'s 1994 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1994 Annual Report to Stockholders, as provided to stockholders:

                                                                                1994
                                                                          Annual Report to
                                                                            Stockholders
Form 10-K Item                                                             Page Reference
--------------                                                            ----------------
Item 5. Market for Texaco Inc.'s Common Equity and Related
          Stockholder Matters                                                  71(a)
Item 6. Selected Financial Data
          Five-Year Comparison of Selected Financial Data                       70
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  26-36
Item 8. Financial Statements and Supplementary Data
          Statement of Consolidated Income                                      37
          Consolidated Balance Sheet                                            38
          Statement of Consolidated Cash Flows                                  39
          Statement of Consolidated Stockholders' Equity                       40-41
          Notes to Consolidated Financial Statements                           42-60
          Report of Independent Public Accountants                              61
          Supplemental Information on Oil and Gas Producing Activities         62-68
          Selected Quarterly Financial Data                                     69
Item 9. Changes in and Disagreements with Accountants on                  ---------------
             Accounting and Financial Disclosure	                  Not applicable.

(a) Only data provided under the captions Market Information and Common Stock Dividends are deemed to be filed as part of this Annual Report on Form 10-K.




                                PART  III

The following information, contained in Texaco Inc.'s Proxy Statement dated March 27, 1995, relating to the 1995 Annual Meeting of Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1995 Proxy Statement, as provided to stockholders:

                                                                          March 27, 1995
                                                                          Proxy Statement
Form 10-K Item                                                             Page Reference
--------------                                                            ----------------
Item 10. Directors and Executive Officers of the Registrant
         - Information Concerning the Board of Directors; its Governance
              Procedures, Committees and Compensation                          2-7
         - Item 1-Election of Directors                                       7-10
Item 11. Executive Compensation
         - Compensation of the Directors                                       5-6
         - Summary Compensation Table                                           26
         - Option Grants in 1994                                                27
         - Aggregated Option Exercises in 1994 and Year-End Option Values       28
         - Retirement Plan                                                      30
Item 12. Security Ownership of Certain Beneficial Owners and Management
         - Voting Securities                                                     6
         - Security Ownership of Directors and Management                      6-7
Item 13. Certain Relationships and Related Transactions
         - Other Relationships                                                   6


                                   PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     The following information, contained in Texaco Inc.'s 1994 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1994 Annual Report to Stockholders, as provided to stockholders:
(a) The following documents are filed as part of this report:

                                                                                    1994
                                                                               Annual Report
                                                                               To Stockholders
                                                                               Page Reference
                                                                               ----------------

     1. Financial Statements (incorporated by reference from the indicated
        pages of Texaco Inc.'s 1994 Annual Report to Stockholders):
            Statement of Consolidated Income for the three years
               ended December 31, 1994 .......................................      37
            Consolidated Balance Sheet at December 31, 1994 and 1993 .........      38
            Statement of Consolidated Cash Flows for the three years
               ended December 31, 1994 .......................................      39
            Statement of Consolidated Stockholders' Equity
               for the three years ended December 31, 1994 ...................     40-41
            Notes to Consolidated Financial Statements .......................     42-60
            Report of Independent Public Accountants .........................      61

     2. Financial Statement Schedules
            Caltex Group of Companies Combined Financial Statements,
               the investments in which are accounted for on the equity method and are filed as part of this report.

     Financial statements and schedules of certain affiliated companies have been omitted in accordance with the provisions of Rule 3.09 of Regulation S-X.

     Financial Statement Schedules are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

     3. Exhibits
        _        (3.1) Copy of Restated Certificate of Incorporation of Texaco
                       Inc., as amended to and including November 9, 1994, including Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock, Series D Junior Participating Preferred Stock, Series F ESOP Convertible Preferred Stock and Series G, H, I and J Market Auction Preferred Shares.
        _        (3.2) Copy of By-Laws of Texaco Inc., as amended to and
                       including February 26, 1993. (This document was previously filed as Exhibit 3.2 to Texaco Inc.'s Annual Report on Form 10-K for 1992 dated March 17, 1993, SEC File No. 1-27, and is being filed herein only for EDGAR purposes.)
        _          (4) Instruments defining the rights of holders of long-term debt of Texaco Inc. and its subsidiary companies are not being filed, since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Texaco Inc. and its subsidiary companies on a consolidated basis. Texaco Inc. agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.
        _ (10(iii)(a)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993, SEC File No. 1-27.
        _ (10(iii)(b)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989, as such Plan was amended by Exhibit A to Texaco Inc.'s proxy statement dated March 29, 1991, incorporated herein by reference, SEC File No. 1-27.

        _ (10(iii)(c)) Texaco Inc.'s Incentive Bonus Plan, incorporated by reference to page IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989, SEC File No. 1-27.
        _ (10(iii)(d)) Description of Texaco Inc.'s Supplemental Pension
                       Benefits Plan, incorporated by reference to pages 8 and 9 of Texaco Inc.'s proxy statement dated March 17, 1981, SEC File No. 1-27.
        _ (10(iii)(e)) Description of Texaco Inc.'s Revised Supplemental Plan,
                       incorporated by reference to pages 24 through 27 of Texaco Inc.'s proxy statement dated March 9, 1978, SEC File No. 1-27.
        _ (10(iii)(f)) Description of Texaco Inc.'s Revised Incentive
                       Compensation Plan, incorporated by reference to pages 10 and 11 of Texaco Inc.'s proxy statement dated March 13, 1969, SEC File No. 1-27.
        _         (11) Computation of Earnings Per Share of Common Stock of
                       Texaco Inc. and Subsidiary Companies.
        _       (12.1) Computation of Ratio of Earnings to Fixed Charges of
                       Texaco on a Total Enterprise Basis.
        _       (12.2) Definitions of Selected Financial Ratios.
        _         (13) Copy of those portions of Texaco Inc.'s 1994 Annual
                       Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.
        _         (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which each subsidiary was organized.
        _         (23) Consent of Arthur Andersen LLP.
        _         (24) Powers of Attorney for the Directors and certain
                       Officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.
        -         (27) Financial Data Schedule.

(b) _ Reports on Form 8-K.
      During the fourth quarter of 1994, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:
      1. October 25, 1994 (date of earliest event reported:  October 25, 1994)
            Item 5. Other Events-reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1994.
            Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Third Quarter and First Nine Months of 1994" dated October 25, 1994.
      2. December 1, 1994 (date of earliest event reported:  November 29, 1994)
            Item 5. Other Events-reported that Texaco had entered into a memorandum of understanding with Apache Corporation outlining the terms of the sale of certain producing fields to Apache. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Announces Sale of Producing Properties to Apache Corporation" dated November 29, 1994.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 27th day of March, 1995.

                                                TEXACO INC.
                                                (Registrant)
                                                         Carl B. Davidson
                                                By ----------------------------
                                                        (Carl B. Davidson)
                                                   Vice President and Secretary

Attest:
         R. E. Koch
By ------------------------
        (R. E. Koch)
      Assistant Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    Alfred C. DeCrane, Jr. .. Chairman of the Board and Chief Executive Officer
                                   (Principal Executive Officer)
    William C. Bousquette ... Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)
    Robert C. Oelkers ....... Comptroller
                                   (Principal Accounting Officer)

Directors:
        Robert A. Beck                                   Thomas S. Murphy
        John Brademas                                    Charles H. Price, II
        Willard C. Butcher                               Robin B. Smith
        Edmund M. Carpenter                              William C. Steere, Jr.
        Alfred C. DeCrane, Jr.                           Thomas A. Vanderslice
        Franklyn G. Jenifer                              William Wrigley
        Allen J. Krowe


                R. E. Koch
By  --------------------------------------
               (R. E. Koch)
    Attorney-in-fact for the above-named
          officers and directors





                                                                 March 27, 1995

                               INDEX TO EXHIBITS


     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits
       (3.1) Copy of Restated Certificate of Incorporation of Texaco Inc., as amended to and including November 9, 1994, including Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock, Series D Junior Participating Preferred Stock, Series F ESOP Convertible Preferred Stock and Series G, H, I and J Market Auction Preferred Shares

       (3.2) Copy of By-Laws of Texaco Inc., as amended to and including
             February 26, 1993. (This document was previously filed as Exhibit 3.2 to Texaco Inc.'s Annual Report on Form 10-K for 1992 and is being filed herein only for EDGAR purposes).

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

        (11) Computation of Earnings Per Share of Common Stock of
             Texaco Inc. and Subsidiary Companies.

      (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a Total Enterprise Basis.

      (12.2) Definitions of Selected Financial Ratios.

        (13) Copy of those portions of Texaco Inc.'s 1994 Annual Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

        (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which each subsidiary was organized.

        (23) Consent of Arthur Andersen LLP.

        (24) Powers of Attorney for the Directors and certain Officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.

        (27) Financial Data Schedule.

                         CALTEX GROUP OF COMPANIES
                       COMBINED FINANCIAL STATEMENTS


                             December 31, 1994

                          CALTEX GROUP OF COMPANIES
                       COMBINED FINANCIAL STATEMENTS
                             DECEMBER 31, 1994





                                   INDEX





                                                   Page
                                                   ----

General Information                                1-2

Independent Auditors' Report                         3

Combined Balance Sheet                             4-5

Combined Statement of Income                         6

Combined Statement of Retained Earnings              7

Combined Statement of Cash Flows                     7

Notes to Combined Financial Statements            8-18









Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.

                          CALTEX GROUP OF COMPANIES
                            GENERAL INFORMATION



     The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. The private joint venture was created in Bahrain in 1936 by its two owners to produce, transport, refine and market crude oil and refined products. The Group is comprised of the following companies:

* Caltex Petroleum Corporation, a company incorporated in Delaware, that through its many subsidiaries and affiliates, conducts refining, marketing and transporting activities in the Eastern Hemisphere;

* P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia;

* American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiaries, manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly or in the same properties.

     A brief description of each company's operations and the Group's environmental activities follows:


Caltex Petroleum Corporation (Caltex)
-------------------------------------

     Through its subsidiaries and affiliates, Caltex operates in 61 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. Certain refining and marketing operations are conducted through joint ventures, with equity interests in 14 refineries in 11 countries. Caltex' share of refinery inputs approximated 920,000 barrels per day in 1994. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of a new 130,000 barrels per day refinery in Thailand is progressing with completion anticipated in 1996.
At year end 1994, Caltex had over 8,000 employees, of which about 3% were located in the United States.

     With a strong presence in its principal operating areas, Caltex has an average market share of 17.4% with refined product sales of approximately 1.3 million barrels per day in 1994. Caltex built 119 new branded retail outlets during 1994 and refurbished 177 existing locations in its aim to upgrade its retail distribution network.

     Caltex conducts international crude oil and refined product logistics and trading operations from a subsidiary in Singapore. Other offices are located in London, Dallas, Capetown, Bahrain and Tokyo. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Currently, Caltex is active in the petrochemical business, particularly in Japan and South Korea.


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

     CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government granted an extension to the year 2021 during 1992. CPI also acts as operator for four other petroleum contract areas in Sumatra, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 2.446 million acres with production established in the giant Minas and Duri fields, along with more than 80 smaller fields. Gross production from fields operated by CPI for 1994 was 718,000 barrels per day. CPI entitlements are sold to its shareholders, who use it in their systems or sell it to third parties. At year-end 1994, CPI had over 6,400 employees, all located in Indonesia.

                          CALTEX GROUP OF COMPANIES
                            GENERAL INFORMATION



American Overseas Petroleum Limited (AOPL)
------------------------------------------

     In addition to coordinating the CPI activities, AOPL, through its subsidiary Amoseas Indonesia Inc., manages Texaco's and Chevron's undivided interest holdings which include ten contract areas in Indonesia, excluding Sumatra. Oil production is currently established in two contract areas, while exploration was being pursued in seven others. Before year end 1994, two of those seven exploration areas had been relinquished. The remaining area is in Darajat, West Java, which contains geothermal reserves sufficient to supply a 55-megawatt power generating plant for over 30 years. Production of the geothermal reserves began in 1994 and amounted to 62,185,795 KWH. AOPL's 1994 share of crude oil production amounted to 18,600 barrels per day. At year end, AOPL had 254 employees, of which about 13% were located in the United States.

Environmental Activities
------------------------

     The Group's activities are subject to environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations. The Group has an active program to ensure its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies, in each of the countries in which it operates, and conducting periodic environmental compliance audits. At December 31, 1994, the Group had accrued $12 million for various remediation activities. The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1994, the Group, including its equity share of nonsubsidiary companies, incurred capital costs of $233 million and nonremediation related operating expenses of $132 million. The major component of the Group's expenditures is for the prevention of air pollution. In addition, as of December 31, 1994, reserves relative to the future cost of restoring and abandoning existing oil and gas properties were $27 million. Based upon existing statutory and regulatory requirements, investment and operating plans and known exposures, the Group believes environmental expenditures will not materially affect its liquidity, financial position or results of operations.

                         Independent Auditors' Report
                         ----------------------------



To the Stockholders
The Caltex Group of Companies:

  We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1994 and 1993, and the related combined statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1994. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the combined financial statements, effective January 1, 1992, the Group adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes." As discussed in Note 2, effective January 1, 1994, the Group adopted the provisions of the Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."





                                   KPMG Peat Marwick LLP

Dallas, Texas
February 14, 1995


                                CALTEX GROUP OF COMPANIES
                  COMBINED BALANCE SHEET - DECEMBER 31, 1994 AND 1993
                                 (MILLIONS OF DOLLARS)

                                         ASSETS


                                                                1994            1993
                                                                ----            ----

CURRENT ASSETS:

 Cash and cash equivalents (including time deposits of
    $136 in 1994 and $64 in 1993)                             $  251          $  166

 Notes and accounts receivable, less allowance for doubtful
    accounts of $14 in 1994 and 1993:
     Trade                                                     1,107             950
     Other                                                       187             155
     Nonsubsidiary companies                                      88             112
                                                              ------          ------
                                                               1,382           1,217
 Inventories:
     Crude oil                                                   132             148
     Refined products                                            573             532
     Materials and supplies                                       73              56
                                                              ------          ------
                                                                 778             736

 Deferred income taxes                                            10               4
                                                              ------          ------

        Total current assets                                   2,421           2,123

INVESTMENTS AND ADVANCES:

 Nonsubsidiary companies at equity                             2,370           1,796
 Miscellaneous investments and long-term receivables,
   less allowance of $8 in 1994 and $7 in 1993                   198             195
                                                              ------          ------
                                                               2,568           1,991

PROPERTY, PLANT AND EQUIPMENT, AT COST:

 Producing                                                     3,284           3,027
 Refining                                                      1,787           1,483
 Marketing                                                     2,552           2,252
 Marine                                                           35              35
 Capitalized leases                                              119             119
                                                              ------          ------
                                                               7,777           6,916

 Less: Accumulated depreciation, depletion and amortization    3,165           2,878
                                                              ------          ------
                                                               4,612           4,038

PREPAID AND DEFERRED CHARGES                                     209             237
                                                              ------          ------


        Total assets                                          $9,810          $8,389
                                                              ======          ======


              See accompanying Notes to Combined Financial Statements.

                                CALTEX GROUP OF COMPANIES
                  COMBINED BALANCE SHEET - DECEMBER 31, 1994 AND 1993
                                 (MILLIONS OF DOLLARS)

                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                1994           1993
                                                                ----           ----
CURRENT LIABILITIES:

 Notes payable to banks and other financial institutions      $1,229          $   966

 Long-term debt due within one year                              157               51

 Accounts payable:
    Trade and other                                            1,240              967
    Stockholder companies                                         77               87
    Nonsubsidiary companies                                      123              149
                                                              ------           ------
                                                               1,440            1,203

 Accrued liabilities                                             113               86

 Estimated income taxes                                          133              105
                                                              ------           ------

     Total current liabilities                                 3,072            2,411


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                     715              530

ACCRUED LIABILITY FOR EMPLOYEE BENEFITS                          113               98

DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES               789              646

DEFERRED INCOME TAXES                                            236              263

MINORITY INTEREST IN SUBSIDIARY COMPANIES                        152              146


STOCKHOLDERS' EQUITY:

  Common stock                                                   355              355
  Additional paid-in capital                                       2                2
  Retained earnings                                            3,898            3,688
  Currency translation adjustment                                399              250
  Unrealized holding gain on investments                          79                -
                                                              ------           ------
     Total stockholders' equity                                4,733            4,295


COMMITMENTS AND CONTINGENT LIABILITIES                         _____            _____



     Total liabilities and stockholders' equity               $9,810           $8,389
                                                              ======           ======

                See accompanying Notes to Combined Financial Statements.




                                  CALTEX GROUP OF COMPANIES
                                COMBINED STATEMENT OF INCOME
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (MILLIONS OF DOLLARS)



                                                                1994            1993            1992
                                                                ----            ----            ----

SALES AND OTHER OPERATING REVENUES(1)                         $14,751         $15,409         $17,281

OPERATING CHARGES:
    Cost of sales and operating expenses(2)                    12,801          13,431          15,348
    Selling, general and administrative expenses                  568             496             479
    Depreciation, depletion and amortization                      331             295             263
    Maintenance and repairs                                       160             170             165
                                                              -------         -------         -------
                                                               13,860          14,392          16,255
                                                              -------         -------         -------

      Operating income                                            891           1,017           1,026

OTHER INCOME (DEDUCTIONS):
    Equity in net income of nonsubsidiary companies               263             140             163
    Dividends, interest and other income                          134              99              83
    Foreign exchange, net                                         (73)             23              21
    Interest expense                                             (101)            (93)           (102)
    Minority interest in subsidiary companies                      (3)             (8)            (13)
                                                              -------         -------         -------
                                                                  220             161             152
                                                              -------         -------         -------

    Income before provision for income taxes and
      cumulative effects of changes in accounting principles    1,111           1,178           1,178
                                                              -------         -------         -------
PROVISION FOR INCOME TAXES:
    Current                                                       467             433             456
    Deferred                                                      (45)             25              53
                                                              -------         -------         -------
      Total provision for income taxes                            422             458             509
                                                              -------         -------         -------
      Income before cumulative effects of changes
         in accounting principles                                 689             720             669
      Cumulative effects of changes in accounting principles        -               -              51
                                                              -------         -------         -------
      Net income                                              $   689         $   720         $   720
                                                              =======         =======         =======
  (1) Includes sales to:
        Stockholder companies                                 $ 1,192         $   907         $   835
        Nonsubsidiary companies                               $ 1,044         $   944         $   924

  (2) Includes purchases from:
        Stockholder companies                                 $ 1,800         $ 3,333         $ 3,917
        Nonsubsidiary companies                               $ 1,612         $ 1,385         $   641




                              See accompanying Notes to Combined Financial Statements.


                                 CALTEX GROUP OF COMPANIES
                         COMBINED STATEMENT OF RETAINED EARNINGS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (MILLIONS OF DOLLARS)

                                                                1994            1993            1992
                                                                ----            ----            ----
Balance at beginning of year                                  $ 3,688         $ 3,310         $ 2,955
   Net income                                                     689             720             720
   Cash dividends                                                (479)           (342)           (365)
                                                              -------         -------         -------
Balance at end of year                                        $ 3,898         $ 3,688         $ 3,310
                                                              =======         =======         =======


                             COMBINED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (MILLIONS OF DOLLARS)

                                                                1994            1993            1992
                                                                ----            ----            ----
OPERATING ACTIVITIES:
Net income                                                    $   689         $   720         $   720
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effects of changes in accounting principles          -               -             (51)
    Depreciation, depletion and amortization                      331             295             263
    Dividends from nonsubsidiary companies,
      less than equity in net income                             (220)           (103)           (133)
    Net gains on asset sales                                      (17)             (4)             (4)
    Deferred income taxes                                         (45)             25              53
    Prepaid charges and deferred credits                          115             (41)             25
    Changes in operating working capital                           58              31             (58)
    Other                                                          77              10             (46)
                                                              -------         -------         -------
Net cash provided by operating activities                         988             933             769
                                                              -------         -------         -------

INVESTING ACTIVITIES:
Capital expenditures                                             (837)           (763)           (711)
Investments in and advances to nonsubsidiary companies           (131)           (149)            (17)
Net purchases/sales of investment instruments                      14             (21)            (11)
Proceeds from asset sales                                          37              73             144
                                                              -------         -------         -------
Net cash used in investing activities                            (917)           (860)           (595)
                                                              -------         -------         -------

FINANCING ACTIVITIES:
Proceeds from borrowings having original terms
  in excess of three months                                     1,257             745             831
Repayments of borrowings having original terms
  in excess of three months                                      (880)           (704)           (857)
Net increase in other borrowings                                  135             140              94
Dividends paid, including minority interest                      (482)           (342)           (365)
                                                              -------         -------         -------
Net cash provided by (used in) financing activities                30            (161)           (297)
                                                              -------         -------         -------

Effect of exchange rate changes on cash
  and cash equivalents                                            (16)             15              (8)
                                                              -------         -------         -------
Net change in cash and cash equivalents                            85             (73)           (131)
Cash and cash equivalents at beginning of year                    166             239             370
                                                              -------         -------         -------
Cash and cash equivalents at end of year                      $   251         $   166         $   239
                                                              =======         =======         =======

                 See accompanying Notes to Combined Financial Statements.


                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies


  Principles of Combination

  The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary and P.T. Caltex Pacific Indonesia after the elimination of intercompany balances and transactions. A subsidiary of Chevron Corporation and two subsidiaries of Texaco Inc. (stockholders) each own 50% of the outstanding common shares. The Group is primarily engaged in exploring, producing, refining and marketing crude oil and refined products in the Eastern Hemisphere. The Group employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

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

  All other assets are depreciated by class on a uniform straight-line basis. Depreciation rates are based upon the estimated useful life of each class of property.

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

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies - Continued


  Environmental Matters

  Compliance with environmental regulations is determined in consideration of the existing laws in each of the countries in which the Group operates and the Group's own internal standards. The Group capitalizes expenditures that create future benefits or contribute to future revenue generation. Remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available nondiscounted estimated costs using data developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realization is determined to be probable.


(2) Changes In Accounting Principles

  The Group adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1992, using the immediate recognition option. SFAS No. 106 requires accrual, during the employees' service with the Group, of the cost of their retiree health and life insurance benefits. Prior to 1992, postretirement benefits were included in expense as the benefits were paid. The adoption of SFAS No. 106 resulted in a cumulative after-tax charge of $26 million.

  Effective January 1, 1992, deferred income taxes are recognized according to the asset and liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" by applying individual jurisdiction tax rates applicable to future years to differences between the financial statement and tax basis carrying amounts of assets and liabilities. The effect of tax rate changes on previously recorded deferred taxes is recognized in the current year. The adoption of SFAS No. 109 resulted in a cumulative benefit of $77 million.

  Effective January 1, 1994, the Group adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires companies to accrue for the cost for benefits provided to former or inactive employees after employment but prior to retirement. Adoption of this standard did not materially impact the combined financial statements of the Group.

  The Group adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified into three categories based on management's intent. Such investments are to be reported at fair value except for debt securities intended to be held to maturity which are to be reported at amortized cost. Previously, all such investments were accounted for at amortized cost. The cumulative effect of this change at January 1, 1994 was an increase in stockholders' equity of $70 million, after related taxes, representing unrealized net gains applicable to securities categorized as available-for-sale under the new standard. Such securities are primarily held by nonsubsidiary companies accounted for by the equity method.

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(3) Inventories

  The excess of current cost over the stated value of inventory maintained on the LIFO basis was approximately $56 million and $40 million at December 31, 1994 and 1993, respectively.

  During 1994, 1993 and 1992, inventory quantities maintained on the LIFO basis were reduced at certain locations. The inventory reductions resulted in a decrease in the earnings of consolidated subsidiaries and nonsubsidiary companies at equity of approximately $12 million and $2 million in 1994 and 1992, respectively, and an increase in earnings of $1 million in 1993.

  Charges of $104 million reduced income in 1993 to reflect a market value of certain inventories lower than their LIFO carrying value. Earnings of $34 million and $14 million were recorded in 1994 and 1992, respectively, to reflect a partial recovery of prior year charges.


(4) Nonsubsidiary Companies at Equity

  Investments in and advances to nonsubsidiary companies at equity at December 31 include the following (in millions):


                                                          Equity Share          1994            1993
                                                          ------------          ----            ----

    Nippon Petroleum Refining Company, Ltd.                   50%             $   997         $   829
    Koa Oil Company, Ltd.                                     50%                 448             310
    Honam Oil Refinery Company, Ltd.                          50%                 557             423
    All other                                                Various              368             234
                                                                              -------         -------
                                                                              $ 2,370         $ 1,796
                                                                              =======         =======

    Shown below is summarized combined financial information for these nonsubsidiary companies (in millions):

                                                  100%                             Equity Share
                                        ----------------------                 ----------------------
                                          1994           1993                    1994           1993
                                          ----           ----                    ----           ----

    Current assets                      $ 5,352        $ 4,680                 $ 2,651        $ 2,316
    Other assets                          7,821          6,147                   3,858          2,975

    Current liabilities                   4,940          4,900                   2,363          2,349
    Other liabilities                     3,504          2,306                   1,776          1,146

    Net worth                             4,729          3,621                   2,370          1,796



                                                 100%                              Equity Share
                                     -----------------------------         -----------------------------
                                       1994       1993       1992            1994       1993       1992
                                       ----       ----       ----            ----       ----       ----

  Operating revenues                 $10,886    $10,679    $10,502         $ 5,418    $ 5,304    $ 5,216
  Operating income                       770        494        645             381        242        319
  Net income                             526        281        326             263        140        163


                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(4) Nonsubsidiary Companies at Equity - Continued

  Retained earnings at December 31, 1994, includes $1.4 billion representing the Group's share of undistributed earnings of nonsubsidiary companies at equity.

  Cash dividends received from these nonsubsidiary companies were $43 million, $37 million, and $30 million in 1994, 1993, and 1992, respectively.

  Sales to the other 50 percent owner of Nippon Petroleum Refining Company, Ltd. of products refined by Nippon Petroleum Refining Company, Ltd. and Koa Oil Company, Ltd. were approximately $2 billion, $1.9 billion, and $2 billion in 1994, 1993, and 1992, respectively.


(5) Notes Payable

  Short-term financing consists primarily of demand loans, promissory notes, acceptance credits and overdrafts. The weighted average interest rates on short-term financing at December 31, 1994, and 1993 were 6.8% and 4.7%, respectively.

  Unutilized lines of credit available for short-term financing totaled $678 million at December 31, 1994.


(6) Long-Term Debt and Capital Lease Obligations

  Long-term debt and capital lease obligations, with related interest rates at December 31, 1994, consist of the following (in millions):

                                                              1994            1993
                                                              ----            ----
         U.S. dollars:
           Variable interest rate term loans                  $233            $173
           Fixed interest rate term loans
              with 7.6% average rate                           206             220
         Australian dollars:
           Debentures with interest rates at 12.5%
              due 1996                                           4               8
           Promissory notes payable with
              7.2% average rate                                 81              76
           Fixed interest rate loan with
              11.2% rate due 2001                              132               -
           Commercial paper with 7.0%
              average rate                                      23               -
           Capital lease obligations                            11              33
         New Zealand dollars:
           Term loans with interest
              rates 6-6.35% due 1996-1997                       16              14
         Other                                                   9               6
                                                              ----            ----
                                                              $715            $530
                                                              ====            ====

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(6) Long-Term Debt and Capital Lease Obligations - Continued

  At December 31, 1994 and 1993, $124 million and $101 million, respectively, of short-term borrowings were classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1995, as the Group has both the intent and ability to refinance this debt on a long-term basis. At December 31, 1994 and 1993, $170 million and $101 million, respectively, of long-term committed credit facilities were available with major banks to support notes payable classified as long-term debt.

  Contractual maturities subsequent to December 31, 1994 follow (in millions):
1995 - $157 (included on the combined balance sheet as a current liability and excluding short-term borrowings classified as long-term debt); 1996 - $101; 1997 - $61; 1998 - $94; 1999 - $137; 2000 and thereafter - $322.


(7) Employee Benefits

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

  The funded status of retirement plans, primarily foreign and inclusive of nonsubsidiary companies at equity, at December 31 follows (in millions):

                                                  Assets Exceed   Accumulated
                                                   Accumulated      Benefits
   Funding Status                                   Benefits      Exceed Assets
   --------------                                 -------------   -------------
                                                   1994    1993    1994    1993
                                                   ----    ----    ----    ----
   Actuarial present value of:
     Vested benefit obligation                     $282    $280    $137    $117
     Accumulated benefit obligation                 317     309     161     137
     Projected benefit obligation                   493     484     225     195

   Amount of assets available for benefits:
     Funded assets at fair value                   $435    $450    $ 58    $ 39
     Net pension (asset) liability recorded          (8)    (11)    136     128
                                                   ----    ----    ----    ----
                  Total assets                     $427    $439    $194    $167
                                                   ====    ====    ====    ====

   Assets less than projected benefit obligation   $(66)   $(45)   $(31)   $(28)

   Consisting of:
     Unrecognized transition net assets
       (liabilities)                                 16      31      (3)     (2)
     Unrecognized net losses                        (55)    (44)    (25)    (23)
     Unrecognized prior service costs               (27)    (32)     (3)     (3)

   Weighted average rate assumptions:
     Discount rate                                  9.7%    9.5%    6.6%    6.5%
     Rate of increase in compensation               7.2%    7.4%    4.6%    4.7%
     Expected return on plan assets                10.2%   10.3%    5.5%    5.5%


                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(7)      Employee Benefits - Continued


  Expenses (Funded & Unfunded Combined)                   1994    1993    1992
  --------                                                ----    ----    ----
    Cost of benefits earned during the year               $27     $27     $26
    Interest cost on projected benefit obligation          55      58      54
    Actual return on plan assets                          (23)    (59)     (9)
    Net amortization and deferral                         (16)     16     (38)
                                                          ---     ---     ---
                                                          $43     $42     $33
                                                          ===     ===     ===

(8) Operating Leases

   The Group has various operating leases involving service stations, equipment and other facilities for which net rental expense was $121 million, $110 million, and $95 million in 1994, 1993 and 1992, respectively.

   Future net minimum rental commitments under operating leases having noncancelable terms in excess of one year are as follows (in millions):
1995 - $55; 1996 - $67; 1997 - $52; 1998 - $47; 1999 - $44; 2000 and
thereafter - $106.


(9) Commitments and Contingencies

  On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. These issues were resolved in the Group's favor by the Federal District Court in March 1992, through a forum non conveniens dismissal, and that decision is now final. Subsequent to that dismissal, but consistent with its terms, cases were filed against the Group entities in the Philippine courts (over and above those previously filed there subsequent to the collision, all of which are in various stages of litigation and are being vigorously resisted). However, and notwithstanding the Houston Federal District Court dismissal, the plaintiffs filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans. The Group removed that case to Federal District Court in New Orleans from which it was remanded back to Louisiana State Court. The Group then sought injunctive and other relief from the Federal District Court in Houston in order to ensure that that Court's previous dismissal would be given proper effect. On having its request for relief denied, the Group then filed an expedited appeal to the U. S. Fifth Circuit Court of Appeals. That Court's ruling is expected shortly. Management is contesting this case vigorously. It is not possible to estimate the amount of damages involved, if any.

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

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(9) Commitments and Contingencies - Continued

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

  Unconditional purchase obligations in 1992 and 1993 were not considered material. However, in April 1994, a Group subsidiary entered into a contractual commitment, effective October 1996, for a period of eleven years, to purchase refined products in conjunction with the financing of a refinery that is presently under construction by a nonsubsidiary company. Total future estimated commitments (in billions) for the Group under this and other similar contracts, based on current pricing and projected growth rates, are:
1995 - $.6, 1996 - $.9, 1997 - $1.1, 1998 - $1.3, 1999 - $1.5, and 2000 to
expiration of contracts - $9.6. Purchases (in billions) under similar contracts were $.5, $.6, and $.4 in 1994, 1993, and 1992, respectively.

  The Group is in the process of finalizing sales of certain property required by a local government. The Group will be compensated for the value of the property transferred and the cost of replacing operating assets affected by the transfer. While the compensation is to be fully utilized in the reconstruction program over a five year period, the excess of the compensation over the net book value of the property and the dismantled operating assets will be recognized in earnings in early 1995. The impact to the Group's earnings is currently estimated to be a net after-tax gain of approximately $155 million.


(10) Financial Instruments

  Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. As of December 31, the Group had commitments outstanding for interest rate swaps and foreign currency transactions for which the notional or contractual amounts are as follows (in millions):

                                                            1994      1993
                                                            ----      ----
        Interest rate swaps - Pay Fixed, Receive Floating   $363      $294
        Interest rate swaps - Pay Floating, Receive Fixed   $182      $ 50
        Commitments to purchase foreign currencies          $252      $244
        Commitments to sell foreign currencies              $274      $183


   The Group enters into interest rate swaps in managing its interest rate risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities up to eight years. The fair values of these swaps are not material.

   The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Forward exchange contracts hedging existing liabilities have maturities of up to seven years, and those contracts hedging firm commitments have maturities of under a year. Gains and losses on the forward exchange contracts are recognized in income concurrent with the income recognition of the underlying hedged transaction. The fair values of these forward exchange contracts are not material.

                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(10) Financial Instruments - Continued

   The Group's activity in commodity-based derivative contracts, that must be settled in cash, is not material.

   The Group's long-term debt, excluding capital lease obligations, of $704 million and $497 million at December 31, 1994 and 1993, respectively, had fair values of $696 million and $511 million at December 31, 1994 and 1993, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturity.

   At December 31, 1994, the Group had investments in debt securities available-for-sale and debt securities held to maturity at amortized costs of $63 million (maturity less than ten years) and $77 million (maturity less than one year), respectively. The fair value of these securities approximates amortized costs. The investment in marketable equity securities is not material. At December 31, 1994, the Group's carrying amount for investments in nonsubsidiary companies accounted for at equity included $83 million for net-of-tax unrealized net gains on investments held by these nonsubsidiaries.

   Certain Group companies were contingently liable as guarantors for $2 million and $7 million at December 31, 1994 and 1993, respectively. The Group also had commitments of $99 million and $36 million at December 31, 1994 and 1993, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business. In addition, the Group is contingently liable at December 31, 1994, for a maximum of $192 million, to a nonsubsidiary for precompletion sponsor support of its project finance obligations.

   The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet their obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentrations of such risk.

   The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer or country is not considered sufficient. Credit losses have been historically within management's expectations.


(11) Taxes

   Taxes charged to income consist of the following (in millions):

                                           1994     1993     1992
                                           ----     ----     ----
  Taxes other than income taxes:
      Duties, import and excise taxes     $2,384   $1,978   $1,891
      Other                                   32       29       29
                                          ------   ------   ------
   Total taxes other than income taxes     2,416    2,007    1,920
      Provision for income taxes             422      458      509
                                          ------   ------   ------
                                          $2,838   $2,465   $2,429
                                          ======   ======   ======


                           CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(11) Taxes - Continued

  The provision for income taxes, substantially all foreign, has been computed on an individual company basis at rates in effect in the various countries of operation. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate to income before provision for income taxes) as follows:

                                           1994     1993     1992
                                           ----     ----     ----

  Computed "expected" tax expense          35.0%    35.0%    34.0%

  Effect of recording equity in net
    income of nonsubsidiary companies
    on an after tax basis                  (8.3)    (4.2)    (4.9)

  Effect of dividends received
    from subsidiary and
    nonsubsidiary companies                 4.4      4.2      3.8

  Foreign income subject to foreign taxes
     in excess of U.S. statutory tax rate   6.9      7.4     11.6

  Increase/(Decrease) in deferred tax asset
    valuation allowance                      .3     (3.1)     (.4)

  Other                                     (.3)     (.4)     (.9)
                                           ----     ----     ----
                                           38.0%    38.9%    43.2%
                                           ====     ====     ====


  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows
(in millions):


                                            Deferred          Deferred
                                           Tax Assets      Tax Liabilities
                                          -------------    ---------------
                                          1994     1993     1994     1993
                                          ----     ----     ----     ----

         Inventory                        $ 17     $ 10     $ 12     $ 18
         Depreciation                        -        -      310      298
         Retirement plans                   34       33        2        3
         Tax loss carryforwards             27       29        -        -
         Investment allowances              40        8        -        -
         Other                              30       20       41       34
                                          ----     ----     ----     ----
                                           148      100      365      353
         Valuation allowance                (9)      (6)       -        -
                                          ----     ----     ----     ----
         Total deferred taxes             $139     $ 94     $365     $353
                                          ====     ====     ====     ====


                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(11) Taxes - Continued

  The valuation allowance has been established to record deferred tax assets at amounts where recoverability is more likely than not. Net income was decreased in 1994 by $3 million and increased by $36 million and $5 million in 1993 and 1992, respectively, for changes in the deferred tax asset valuation allowance.

  Undistributed earnings for which no deferred income tax provision has been made approximated $3.8 billion at December 31, 1994. Such earnings have been or are intended to be indefinitely reinvested. These earnings would become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.


(12) Cash Flows

  For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

  The "Changes in Operating Working Capital" consists of the following (in millions):

                                                1994     1993      1992
                                                ----     ----      ----
  Notes and accounts receivable                $ (97)    $  82     $ (45)
  Inventories                                    (37)       66      (114)
  Accounts payable                               152      (147)      212
  Accrued liabilities                             16        16       (27)
  Estimated income taxes                          24        14       (84)
                                               -----     -----     -----
   Total                                       $  58     $  31     $ (58)
                                               =====     =====     =====

  "Net Cash Provided by Operating Activities" includes the following cash payments for interest and income taxes (in millions):

<CPTION>
                                                1994     1993      1992
                                                ----     ----      ----

  Interest paid (net of capitalized interest)  $  94     $  92     $ 106

  Income taxes paid                            $ 444     $ 391     $ 528


  No significant non-cash investing or financing transactions occurred in 1994, 1993 or 1992.


(13) Other

  On December 14, 1994, Caltex Australia Limited (CAL), a subsidiary of the Group, entered into a conditional agreement to form a petroleum refining and marketing joint venture with Ampol Limited, a competitor, effective January
1, 1995. The agreement was subject to completion of certain conditions which included, among others, confirmation by the Australian Trade Practices Commission (TPC) that the merger would not contravene local laws. On February 2, 1995, CAL received notification of the TPC's opinion that the merger would lessen competition and, therefore, would contravene Australian regulations. CAL and Ampol Limited are currently evaluating alternative options to address the TPC ruling and have not yet formed a joint venture.

                          CALTEX GROUP OF COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS



(14) Oil and Gas Exploration, Development and Producing Activities

  The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on equity affiliates. Accordingly, such disclosures are not presented herein.




                                                                   APPENDIX


DESCRIPTION OF GRAPHIC MATERIAL INCLUDED IN EXHIBIT 13 - TEXACO INC.'S 1994 ANNUAL REPORT TO STOCKHOLDERS.

The following information is depicted in graphic or image form in Texaco Inc.'s 1994 Annual Report to Stockholders filed as Exhibit 13 to Texaco's Inc.'s 1994 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1994 Annual Report to Stockholders as provided to Texaco Inc.'s shareholders.

This Appendix is separated into two parts. Part A (Items A1-A22) describes the graphic and image material contained in the portion of Texaco Inc.'s 1994 Annual Report to Stockholders which is incorporated by reference, into Texaco Inc.'s 1994 Annual Report on Form 10-K, in response to Form 10-K Items 1 and 2-Business and Properties. Part B (Items B1-B17) describes the graphic material contained in the portion of Texaco Inc.'s 1994 Annual Report to Stockholders which is incorporated by reference, into Texaco Inc.'s 1994 Annual Report on Form 10-K, in response to Form 10-K Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART A
------

A1. The first item is a graph which is located in the left margin of page 9. The bar graph is entitled "Worldwide Reserve Replacement Ratios and Finding Costs - Three Year Rolling Average." The left Y axis depicts
     percentages from 0% to 120% with 20% increments.   The right Y axis
     depicts dollars per barrel from $0 to $6 in $1 increments. The X axis depicts three individual three year rolling average periods (1990-1992, 1991-1993 and 1992-1994). Each three year period has two bar graphs, side by side. The first bar (blue) represents a three year rolling average of production replacement percentages. The second bar (yellow) represents a three year rolling average of finding and development costs per barrel. The plot points are as follows:

                    Production                      Finding and Development
                    Replacement Percent             Costs per Barrel
                    -----------------------         ---------------------------
     1990-1992             105%                             $4.48
     1991-1993             101%                             $4.53
     1992-1994             106%                             $4.04


     Below the graph a footnote appears which states "Includes equity in an affiliate."

A2. The second item is a graph which is located in the right margin of page 9. The bar graph is entitled "Projected Net Equivalent Production." The Y axis depicts thousands of barrels a day from 0 to 1400 with 200 increments. The X axis depicts the years 1994, 1995, 1996, 1997, 1998 and 1999. Each years' bar graph is segmented into 2 colors representing production in the United States (red) and International (yellow). The plot points are as follows:

               United States  International   Total
               -------------- --------------  ------
     1994          692             428         1120
     1995          627             437         1064
     1996          646             471         1117
     1997          663             543         1206
     1998          694             555         1249
     1999          709             573         1282


     Below the graph a footnote appears which states "Includes equity in an affiliate."

A3. The third item is a pie chart in the top left margin of page 10. The pie chart is entitled "Worldwide Net Liquids Production Profile" and is shown in thousands of barrels a day. The pie chart is segmented with 5 colors, each representing a country or region. The 5 segments are the United States (green), Indonesia (orange), Europe (blue), Other (yellow) and the Partitioned Neutral Zone (red). For each pie segment shown there is a corresponding amount representing thousands of barrels a day. The applicable production levels are as follows:

                               Thousands of Barrels
                                    a Day
                               -----------------------------
     United States                      407
     Indonesia                          154
     Europe                             120
     Other                               60
     Partitioned Neutral Zone            42


     Below the graph a footnote appears which states "Includes equity in an affiliate."

A4. The fourth item is a picture located in the lower right margin of page 10. The picture is of an onshore oil platform and is captioned "Efficient Steamflood Operation." The accompanying subcaption reads as follows, "At the Kern River steamflood in Southern California, heightened efficiency improves recovery and profitability."

A5.  The fifth item is a map of the United States located on the top of page
     11. The map captioned, "U. S. Exploration and Production - Core Operating Areas" highlights the core operating areas for U.S. exploration and production activities. The map highlights the company's operations at the Kern River field in Bakersfield, California, the Permian Basin oil fields of West Texas and Southwest New Mexico, offshore and onshore operations in the Gulf of Mexico, as well as operations in the Rocky Mountains and Midcontinent area.

A6. The sixth item is a depiction of "Gridstat Software" located in the right margin in the middle of page 11. The accompanying subcaption reads as follows, "Data from gamma-ray well logs, interpreted by Texaco-developed software, predict flow rate of oil from layers of a reservoir."

A7. The seventh item is a full page picture of the Louisiana Coastal Waters located on page 12. The caption accompanying the picture reads as follows, "In mature producing basins of coastal Louisiana, 3-D seismic and other advanced technologies, supported by existing infrastructure, add reserves and cash flow."

A8. The eighth item is a graph located in the right margin in the middle of page 13. The bar graph is entitled "North Sea Net Equivalent Production." The Y axis depicts thousands of barrels a day from 0 to 250 with 50 increments. The X axis depicts the years 1994, 1995, 1996, 1997, 1998 and 1999. The plot points are depicted as follows:


                     Thousands of Barrels
                     a Day
                     --------------------
     1994                  148
     1995                  151
     1996                  156
     1997                  209
     1998                  206
     1999                  204


A9. The ninth item is a pie chart in the left margin of page 14. The pie chart is entitled "Texaco's Crude Oil and NGL Reserve Profile"-Total - 2.7 billion barrels, Heavy-0.9 billion barrels at year-end 1994. The pie chart is segmented with 5 colors, each representing a type of crude oil. The 5 segments are Light Oil (red), Kern River Heavy (yellow), Other U.S. Heavy (blue), CPI Heavy (orange) and Other International Heavy (green). For each segment shown there is a corresponding percentage. This percentage represents the particular crude oil's percentage of the total reserves at year-end 1994. The applicable reserve levels are as follows:

                       Percentage
                       -----------
     Light Oil            68%
     Kern River Heavy     12%
     Other U.S. Heavy      6%
     CPI Heavy             8%
     Other International
        Heavy              6%


     Below the pie chart legend a footnote appears which states "Includes equity in an affiliate."

A10. The tenth item is a picture located in the top left margin of page 15.
     The caption accompanying the picture is "East China Sea Drilling." The subcaption under the picture reads as follows, "A Texaco-led consortium is the first foreign contractor to drill in a previously underexplored area of the East China Sea."

A11. The eleventh item is a graph located in the left margin in the middle of page 16. The bar graph is entitled "Refinery Yields - U.S. Owned Refineries." The Y axis depicts percentages from 0% to 60% with 10 increments. The X axis depicts the years 1992, 1993 and 1994. Each year has three bar graphs, side by side. The first bar represents gasoline yields (yellow), the second bar represents middle distillates and avjets yields (green) and the third bar represents other yields (blue). The plot points are depicted as follows:


                              Middle Distillates
                 Gasolines        and Avjets          Other
                 ----------   -------------------     ------
     1992        50.5%        29.4%                   20.1%
     1993        48.0%        29.3%                   22.7%
     1994        50.7%        28.3%                   21.0%


A12. The twelfth item is a graph located in the left margin at the bottom of page 17. The bar graph is entitled "U.S. Texaco Branded Gasoline Sales" and is shown in thousands of barrels a day. The Y axis depicts thousands of barrels a day from 0 to 600 with 100 increments. The X axis depicts the years 1992, 1993 and 1994. The plot points depicted are as follows:


                       Thousands of Barrels
                       a Day
                       ---------------------
     1992                     530
     1993                     538
     1994                     547


     Below the graph a footnote appears which states "Data includes 100% of sales volumes for joint-ventured facilities."

A13. The thirteenth item is a full page picture on page 18 of a refinery employee working on location. The caption that accompanies the picture reads as follows, "Reliability engineering programs are underway to curtail downtime and improve safety and overall efficiency in our refineries, producing fields and distribution systems."

A14. The fourteenth item is a graph located in the right margin at the top of page 19. The bar graph is entitled "Projected Refined Product Sales."
     The Y axis depicts thousands of barrels a day from 0 to 3000 with 500 increments. The X axis depicts the years 1994, 1995, 1996, 1997, 1998 and 1999. Each years' bar graph is segmented into 2 colors representing sales in the United States (red) and International (yellow). The plot points are depicted as follows:


             United States       International      Total
             -------------       -------------      -----
     1994        882             1470               2352
     1995        906             1545               2451
     1996        936             1644               2580
     1997        957             1704               2661
     1998        986             1782               2768
     1999        993             1797               2790


     Below the graph a footnote appears which states "Includes equity in affiliates."

A15. The fifteenth item is a graph which is located in the left margin in the middle of page 20. The bar graph is entitled "Caltex Refined Product Sales." The Y axis depicts thousands of barrels a day from 0 to 1500 with 300 increments. The X axis depicts the years 1992, 1993 and 1994. The plot points are depicted as follows:

                      Thousands of Barrels
                      a Day
                      --------------------
     1992                 1158
     1993                 1246
     1994                 1244


A16. The sixteenth item is a picture located in the right margin at the top of page 20. The picture is of a container of motor oil and is captioned "Havoline International." The accompanying subcaption reads as follows, "In key Caltex markets, such as Thailand in the Pacific Rim area, the introduction of Havoline Formula3 motor oils extends Havoline's reach as a global brand."

A17. The seventeenth item is an illustration depicting a "3-D Reservoir
     Simulator" located in the left margin of page 21. The subcaption accompanying the illustration reads as follows, "Computerized reservoir simulation improves the economics of projects such as the U.K. North Sea Captain field by helping engineers to plan the direction of horizontal wells."

A18. The eighteenth item is a picture of an "Automatic Water Cut Monitor" located in the right margin in the middle of page 21. The subcaption accompanying the picture reads as follows, "Continuous and automatic measurement of the percentage of water in fluids being produced by a well allows rapid response to changes by field operators."

A19. The nineteenth item is an illustration depicting a "3-D "Fault" Mapping
     Program" located in the left margin at the top of page 22. The subcaption accompanying the illustration reads as follows, "Texaco-developed Gridstat software helps to pinpoint drilling prospects and predicts how fluids will move in the reservoir during production."

A20. The twentieth item is a picture of a Texaco gasoline pump located in the right margin at the bottom of page 22. The picture is captioned "Brand of Choice" and the accompanying subcaption reads as follows, "Development in Texaco laboratories of high-performance additives for new CleanSystem3 gasolines, introduced in 1994, helped to increase branded sales in the U.S., Latin America and Europe."

A21. The twenty-first item is a full page picture on page 23 of a scientist working on location. The caption that accompanies the picture reads as follows, "Development and testing of advanced catalysts in Texaco laboratories lead to increases in both the value and yields of products in our worldwide refining system."

A22. The twenty-second item is a picture in the left margin in the middle of page 24. The picture is of Texaco's Vision and Values booklet. The picture is captioned "Vision and Values" and contains the following subcaption, "This booklet reaffirms Texaco's core values and its goal:
     To be one of the most admired, profitable and competitive companies, and to make Texaco the leader in its industry."

PART B
------

B1. The first graph is located on the top of page 26 to the right of the Consolidated Highlights table. The bar graph is entitled "Returns on Average Stockholders' Equity." The Y axis depicts percentages from 0% to 15% with 3% increments. The X axis depicts the years 1992, 1993 and 1994. Each year has 2 bar graphs, side by side, representing rate of return excluding special items (blue) and rate of return based on net income as reported (yellow). The plot points are depicted as follows:

                     Excluding
                     Special Items       As Reported
                     -------------       -----------
       1992          12.0%               10.9%
       1993          11.3%               12.5%
       1994           9.2%                9.8%


     Below the graph a footnote appears which states "Returns exclude discontinued operations and the 1992 cumulative effect of accounting changes."

B2.  The second graph is located in the middle of page 26 to the right of the
     Consolidated Highlights table.   The bar graph is entitled "Total Debt to
     Total Borrowed And Invested Capital." The Y axis depicts percentages from 0% to 40% with 10% increments. The X axis depicts the years 1992, 1993 and
     1994.   The plot points are depicted as follows:


     1992             39.3%
     1993             38.7%
     1994             38.5%


B3.  The third graph is located on the top of page 27 to the right of the first
     paragraph.   The bar graph is entitled "Revenues."   The Y axis depicts
     dollars in billions from $0 to $40 with $10 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 4 colors representing the sources of revenues from refined products
     (blue), crude oil (red), natural gas (green) and other revenues (including equity and services) (yellow). The revenues, in billions of dollars, for each year and segment are depicted as follows:

                                            Other Revenues
            Refined     Crude     Natural   (Including Equity
            Products    Oil       Gas       and Services)       Total
            --------    -----     --------- -----------------   -------
     1992   $18.4       $12.8     $1.9      $3.4                $36.5
     1993   $17.5       $11.1     $2.3      $3.2                $34.1
     1994   $17.9       $ 9.8     $2.4      $3.3                $33.4


     Below the graph a footnote appears which states "Excludes revenues for discontinued operations."

 B4. The fourth graph is located in the middle of page 27 to the right of the second and third paragraphs. The bar graph is entitled "Costs and Expenses." The Y axis depicts dollars in billions from $0 to $40 with $10 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 2 colors representing purchases and other costs (red) and expenses (yellow). Purchases and other costs and expenses, in billions of dollars, for each year and segment are depicted as follows:


            Purchases and
            Other Costs         Expenses       Total
            -------------       --------       -----
     1992   $27.0               $8.2           $35.2
     1993   $24.7               $8.2           $32.9
     1994   $23.9               $8.2           $32.1


     Below the graph a footnote appears which states "Excludes amounts for discontinued operations."

B5. The fifth graph is located on the top of page 28 to the right of the first paragraph. The bar graph is entitled "Operating Earnings by Geographic Area." The Y axis depicts dollars in millions from $0 to $2000 with $500 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (red) and International (yellow). The plot points are depicted as follows:


               United States    International   Total
               -------------    -------------   -----
     1992      $809             $698            $1507
     1993      $708             $760            $1468
     1994      $656             $596            $1252


     Below the graph a footnote appears which states "Operating earnings exclude corporate and nonoperating costs, cumulative effect of accounting changes and discontinued operations."

B6. The sixth graph is located in the middle of page 28 to the right of the third and fourth paragraphs. The bar graph is entitled "Exploration And
     Production - Total Operating Earnings."   The Y axis depicts dollars in
     millions from $0 to $1200 with $300 increments.  The X axis depicts the
     years 1992, 1993 and 1994.   Each years' bar graph is segmented into 2
     colors representing operating earnings in the United States (blue) and International (yellow). The plot points are depicted as follows:


              United States    International    Total
              -------------    -------------    -----
     1992     $543             $416             $959
     1993     $510             $322             $832
     1994     $414             $253             $667


B7. The seventh graph is located on the top of page 29 to the right of the first paragraph. The line graph is entitled "Average Crude Oil Selling Prices-Per Quarter" and is shown in dollars per barrel by quarter for the years 1992, 1993 and 1994. The Y axis depicts dollars per barrel from $5 to $20 with $5 increments. The X axis depicts the calendar quarters for
     1992, 1993 and 1994.   Each quarter has 2 sets of points plotted
     represented by a purple line and a red line graph. The purple line represents average crude oil selling prices in the United States and the red line represents average International crude oil selling
     prices.   The plot points are depicted as follows:



                                United States           International
                                -----------------       -----------------
     First Quarter 1992         $14.48 per barrel       $16.52 per barrel
     Second Quarter 1992        $16.70 per barrel       $17.47 per barrel
     Third Quarter 1992         $17.81 per barrel       $18.42 per barrel
     Fourth Quarter 1992        $16.50 per barrel       $18.01 per barrel
     First Quarter 1993         $15.46 per barrel       $16.90 per barrel
     Second Quarter 1993        $15.70 per barrel       $17.01 per barrel
     Third Quarter 1993         $13.55 per barrel       $15.49 per barrel
     Fourth Quarter 1993        $12.36 per barrel       $14.05 per barrel
     First Quarter 1994         $11.02 per barrel       $13.12 per barrel
     Second Quarter 1994        $13.45 per barrel       $14.57 per barrel
     Third Quarter 1994         $14.82 per barrel       $16.02 per barrel
     Fourth Quarter 1994        $14.45 per barrel       $15.58 per barrel


B8.  The eighth graph is located in the middle of page 29 to the right of the
     second and third paragraphs.   The line graph is entitled "Average U.S.
     Natural Gas Selling Price-Per Quarter" and is shown in dollars per thousand cubic feet by quarter for the years 1992, 1993 and 1994. The Y axis depicts dollars per thousand cubic feet from $1.00 to $2.50 with $0.50 increments. The X axis depicts the calendar quarters for the years 1992, 1993 and 1994. The plot points are depicted as follows:




     First Quarter 1992         $1.72 Per MCF
     Second Quarter 1992        $1.51 Per MCF
     Third Quarter 1992         $1.83 Per MCF
     Fourth Quarter 1992        $2.40 Per MCF
     First Quarter 1993         $1.99 Per MCF
     Second Quarter 1993        $2.26 Per MCF
     Third Quarter 1993         $2.17 Per MCF
     Fourth Quarter 1993        $2.34 Per MCF
     First Quarter 1994         $2.32 Per MCF
     Second Quarter 1994        $2.02 Per MCF
     Third Quarter 1994         $1.84 Per MCF
     Fourth Quarter 1994        $1.80 Per MCF


B9. The ninth graph is located on top of page 30 to the right of the first and second paragraphs. The bar graph is entitled "Manufacturing, Marketing
     and Distribution - Total Operating Earnings."   The Y axis depicts dollars
     in millions from $0 to $800 with $200 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (blue) and International (yellow). The plot points are depicted as follows:


            United States      International    Total
            -------------      -------------    -----
     1992   $267              $300              $567
     1993   $215              $434              $649
     1994   $257              $360              $617


B10. The tenth graph is located on page 30 to the right of the Manufacturing,
     Marketing and Distribution - United States earnings and operating data table. The bar graph is entitled "Refined Product Sales-U.S. by Principal
     Products."   The Y axis depicts thousands of barrels per day from 0 to
     1000 with 200 increments.   The X axis depicts the years 1992, 1993 and
     1994.   Each years' bar graph is segmented into 5 colors representing sales of gasolines (purple), middle distillates (red), avjets (blue),
     residuals (green) and other (yellow).   Refined product sales, in
     thousands of barrels a day for each year and segment, are depicted as follows:

                          Middle
             Gasolines    Distillates     Avjets   Residuals    Other   Total
             ---------    -----------     ------   ---------    -----   -----
     1992    441                172          98    100           69     880
     1993    425                180          84     61           80     830
     1994    443                182          88     51          118     882


     Below the graph a footnote appears which states "Includes equity in an affiliate."

B11. The eleventh graph is located on the top of page 32 to the right of the first paragraph.  The bar graph is entitled "Environmental-Cash
     Expenditures."   The Y axis depicts dollars in millions from $0 to $1000
     with $200 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 2 colors representing capital expenditures (blue) and other (green). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:


            Capital
            Expenditures      Other          Total
            ------------      -----          -----
     1992   $270              $403           $673
     1993   $302              $475           $777
     1994   $350              $640           $990


     Below the graph a footnote appears which states "Includes equity in affiliates."

B12. The twelfth graph is located in the middle of page 32 to the right of the second paragraph. The bar graph is entitled "Environmental - Cash Expenditures by Geographic Location." The Y axis depicts dollars in millions from $0 to $1000 with $200 increments. The X axis depicts the years 1992, 1993 and 1994. Each years' bar graph is segmented into 2 colors representing cash expenditures in the United States (red) and International (yellow). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

            United States     International    Total
            -------------     -------------    -----
     1992   $563              $110             $673
     1993   $627              $150             $777
     1994   $752              $238             $990


     Below the graph a footnote appears which states "Includes equity in affiliates."

B13. The thirteenth graph is located on the top of page 33 to the right of the first paragraph. The pie chart is entitled "1994 Sources of Cash and Cash Equivalents" and each source is shown as a percentage of the total. The pie chart is segmented with 4 colors depicting the 1994 sources of cash and cash equivalents. The four sources are operations (blue), borrowings and issuance of preferred stock by subsidiary (yellow), sale of discontinued operations (purple) and asset sales (red). The legend below the pie chart lists each source as well as corresponding dollar amounts in billions. The dollar amounts and percentages are as follows:


     1994 Sources of Cash             Billions of
     and Cash Equivalents             Dollars        Percent
     --------------------             -----------    -------
     Operations                       $2.9           62%
     Borrowings and Issuance of
     Preferred Stock by Subsidiary    $0.8           17%
     Sale of Discontinued Operations  $0.6           14%
     Asset Sales                      $0.3            7%
                                      ----
                                Total $4.6

B14. The fourteenth graph is located in the middle of page 33 to the right of the first and second paragraphs. The pie chart is entitled "1994 Uses of Cash and Cash Equivalents" and each use is shown as a percentage of the total. The pie chart is segmented with 4 colors depicting the 1994 uses of cash and cash equivalents. The four uses are capital and exploratory (capex) (green), dividends (orange), repayments of borrowings and other uses (blue) and retirement of preferred stock issues (yellow). The legend below the pie chart lists each use as well as corresponding dollar amounts
     in billions.   The dollar amounts and percentages are as follows:


     1994 Uses of Cash                Billions of
     and Cash Equivalents             Dollars        Percent
     --------------------             -----------    -------
     Capex                            $2.1           44%
     Dividends                        $1.0           21%
     Repayments of Borrowings and
     Other Uses                       $1.0           21%
     Retirement of Preferred
     Stock Issues                     $0.6           14%
                                      ----
                              Total   $4.7

B15. The fifteenth graph is located on the bottom of page 33 to the right of the third and fourth paragraphs. The bar graph is entitled "Debt Profile." The Y axis depicts numerical values from 0 to 15 with 3 increments. The X axis depicts two sets of bar graphs for the years 1992,
     1993 and 1994.   The first set of bar graphs represent the average
     interest rate percentages (red) at each year-end. The second set of bar graphs represent the average maturity years (purple) at each year-end. The applicable plot points are as follows:

            Average           Average
            Interest Rate     Maturity
            -------------     --------
     1992   7.2%               9.0 years
     1993   7.1%              12.3 years
     1994   7.6%              12.2 years


B16. The sixteenth graph is located on the top of page 34 to the right of the first paragraph. The bar graph is entitled "Total Production and Reserve Additions." The Y axis depicts barrels of oil equivalent, in millions, from 0 to 500 with 100 increments. The X axis depicts the years 1992, 1993 and 1994. Each year has 2 bar graphs, side by side. The first bar (blue) represents total production. The second bar depicts reserve additions and is segmented into 2 colors representing extensions, discoveries and
     additions (red) and revisions (yellow).   The production and reserve
     additions, in million barrels of oil equivalent, for each year and segment are depicted as follows:

                                            Reserve Additions
                            ---------------------------------------------------
                            Extensions,
               Total        Discoveries                           Total Reserve
            Production      and Additions          Revisions        Additions
            ----------      -------------          ---------      -------------
     1992      404              215                   167             382
     1993      403              303                   147             450
     1994      427              369                   103             472


     Below the graph a footnote appears which states "Includes equity in an affiliate."

B17. The seventeenth graph is located in the middle of page 34 to the right of the third paragraph. The bar graph is entitled "Capital and Exploratory Expenditures." The Y axis depicts dollars in billions from $0 to $4 with $1 increments. The X axis depicts two sets of bar graphs for the years
     1992, 1993 and 1994.   The first set of bar graphs segments the
     expenditures by function representing exploration and production (red), manufacturing, marketing and distribution (green) and other (purple). The second set of bar graphs segments the expenditures geographically representing the United States (blue) and International (yellow). Capital and exploratory expenditures, in millions of dollars, for each year and segment are depicted as follows:


              Exploration      Manufacturing,
              and              Marketing
              Production       and Distribution      Other       Total
              ----------       ----------------      -----       -----
     1992     $1.7             $1.2                  $0.1        $3.0
     1993     $1.7             $1.1                  $0.1        $2.9
     1994     $1.5             $1.1                  $0.1        $2.7


     Capital and exploratory expenditures, in millions of dollars, for each year and segregated geographically are depicted as follows:


           United States      International       Total
           -------------      -------------       -----
     1992      $1.4           $1.6                $3.0
     1993      $1.3           $1.6                $2.9
     1994      $1.2           $1.5                $2.7


     Below the graph a footnote appears which states "Includes equity in affiliates and excludes amounts for discontinued operations."











FDeB:bbm
PR/94append