Form 10-Q
period 1995-03-31
TEXACO INC
filed 1995-05-10
CIK 97349

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


For the quarterly period ended March 31, 1995	   Commission file number 1-27


                                Texaco Inc.
          (Exact name of the registrant as specified in its charter)


          Delaware                                        74-1383447
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


    2000 Westchester Avenue
    White Plains, New York                                  10650
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code (914) 253-4000

                                  ________


     Texaco Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     As of April 28, 1995, there were outstanding 259,732,953 shares of Texaco Inc. Common Stock - par value $6.25.

===============================================================================


                        PART I - FINANCIAL INFORMATION

                     TEXACO INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED INCOME
             FOR THE THREE MONTHS ENDED March 31, 1995 AND 1994
             --------------------------------------------------
               (Millions of dollars, except per share amounts)

                                                                (Unaudited)
                                                          --------------------
                                                          For the three months
                                                              ended March 31,
                                                          --------------------
                                                            1995          1994

REVENUES
   Sales and services                                      $8,585       $7,232
   Equity in income of affiliates, income from
      dividends, interest, asset sales and other              474          202
                                                          -------      -------
                                                            9,059        7,434
                                                          -------      -------
DEDUCTIONS
   Purchases and other costs                                6,526        5,183
   Operating expenses                                         745          731
   Selling, general and administrative expenses               357          391
   Maintenance and repairs                                     89           90
   Exploratory expenses                                        55           66
   Depreciation, depletion and amortization                   568          408
   Interest expense                                           124          122
   Taxes other than income taxes                              124          125
   Minority interest                                           17           11
                                                          -------      -------
                                                            8,605        7,127
                                                          -------      -------
Income from continuing operations
   before income taxes                                        454          307
Provision for income taxes                                    153          105
                                                          -------      -------

Net income from continuing operations                         301          202

Discontinued operations                                         -            -
                                                          -------      -------

NET INCOME                                                 $  301       $  202
                                                          =======      =======
Preferred stock dividend requirements                      $   16       $   24
                                                          -------      -------
Net income available for common stock                      $  285       $  178
                                                          =======      =======
Per common share (dollars)
   Net income
      Continuing operations                                $ 1.10       $  .69
      Discontinued operations                                   -            -
                                                          -------      -------
   Net income                                              $ 1.10       $  .69
                                                          =======      =======
   Cash dividends paid                                     $  .80       $  .80

Average number of common shares
   outstanding (thousands)                                259,623      259,185

           See accompanying notes to consolidated financial statements.


                  TEXACO INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEET
               AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
               ------------------------------------------
                         (Millions of dollars)

                                                                    March 31,     December 31,
                                                                      1995            1994
                                                                   -----------    ------------
                                                                   (Unaudited)
                                                                   -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                      $   391       $   404
      Short-term investments - at fair value                              30	        60
      Accounts and notes receivable, less allowance for doubtful
         accounts of $24 million in 1995 and $25 million in 1994       3,207	     3,297
      Inventories                                                      1,420         1,358
      Assets under agreements for sale                                     -           488
      Net assets of discontinued operations                              195           195
      Deferred income taxes and other current assets                     304           217
                                                                     -------       -------
               Total current assets                                    5,547         6,019

   Investments and Advances                                            5,698         5,336

   Properties, Plant and Equipment - at cost                          31,143        31,095
   Less - Accumulated depreciation, depletion and amortization        18,008        17,612
                                                                     -------       -------
      Net properties, plant and equipment                             13,135        13,483

   Deferred Charges                                                      607           667
                                                                     -------       -------

               Total                                                 $24,987       $25,505
                                                                     =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Notes payable, commercial paper and
         current portion of long-term debt                           $   469       $   917
      Accounts payable and accrued liabilities                         3,141         3,297
      Estimated income and other taxes                                   808           801
                                                                     -------       -------
               Total current liabilities                               4,418         5,015

   Long-Term Debt and Capital Lease Obligations                        5,645         5,564
   Deferred Income Taxes                                                 838           879
   Employee Retirement Benefits                                        1,083         1,130
   Deferred Credits and Other Noncurrent Liabilities                   2,477         2,558
   Minority Interest in Subsidiary Companies                             606           610
                                                                     -------       -------
               Total                                                  15,067        15,756
   Stockholders' Equity
      Market Auction Preferred Shares                                    300           300
      ESOP Convertible Preferred Stock                                   509           515
      Unearned employee compensation                                    (279)         (282)
      Common stock - par value $6.25:
         Shares authorized - 350,000,000
         Shares issued - 274,293,417 in 1995 and 1994,
            including treasury stock                                   1,714         1,714
      Paid-in capital in excess of par value                             655           654
      Retained earnings                                                7,552         7,463
      Currency translation adjustment                                    179            87
      Unrealized net gain on investments                                  35            51
                                                                     -------       -------
                                                                      10,665        10,502

      Less - Common stock held in treasury, at cost -
         14,608,489 shares in 1995 and
         14,761,296 shares in 1994                                       745           753
                                                                     -------       -------
               Total stockholders' equity                              9,920         9,749
                                                                     -------       -------

               Total                                                 $24,987       $25,505
                                                                     =======       =======

            See accompanying notes to consolidated financial statements.


                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               --------------------------------------------------
                            (Millions of dollars)

                                                                        (Unaudited)
                                                                    --------------------
                                                                    For the three months
                                                                       ended March 31,
                                                                    --------------------
                                                                     1995          1994
                                                                     ----          ----
OPERATING ACTIVITIES
   Net income                                                        $301          $202
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                     568           408
         Deferred income taxes                                          5            31
         Exploratory expenses                                          55            66
         Minority interest in net income                               17            11
         Dividends from affiliates, less than equity
            in income                                                (114)          (45)
         Gains on asset sales                                        (201)          (19)
         Changes in operating working capital                        (244)         (145)
         Other - net                                                  (26)          (46)
                                                                     ----          ----
            Net cash provided by operating activities                 361           463

INVESTING ACTIVITIES
   Capital and exploratory expenditures                              (440)         (545)
   Proceeds from sales of assets                                      602            43
   Purchases of investment instruments                               (168)         (295)
   Sales/maturities of investment instruments                         222           315
   Other - net                                                          4             3
                                                                     ----          ----
            Net cash provided by (used in) investing activities       220          (479)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                      54             9
         Repayments                                                   (32)          (21)
   Net increase (decrease) in other borrowings                       (384)          172
   Dividends paid to the company's stockholders
         Common                                                      (208)         (207)
         Preferred                                                     (6)          (14)
   Dividends paid to minority shareholders                            (20)           (8)
                                                                     ----          ----
            Net cash used in financing activities                    (596)          (69)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                     2             -
                                                                     ----          ----

DECREASE IN CASH AND CASH EQUIVALENTS                                 (13)          (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        404           488
                                                                     ----          ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $391          $403
                                                                     ====          ====

           See accompanying notes to consolidated financial statements.

                                     - 3 -

                  TEXACO INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


Note 1. Assets Under Agreements for Sale
- ----------------------------------------

In 1994, Texaco announced that it agreed to sell more than 300 scattered U.S. producing fields to Apache Corporation and agreed to form a strategic alliance with STENA, which involves the sale of a portion of its international marine fleet. At December 31, 1994, the net properties, plant and equipment and deferred income taxes relating to those assets, and to other non-core assets for which sales agreements had been signed, were classified as current assets in the Consolidated Balance Sheet under the caption "Assets under agreements for sale." During the first quarter 1995, Texaco completed virtually all of these non-core asset sales, generating some $600 million in cash proceeds. The remainder of these non-core assets will be sold during the second quarter of 1995 and were included within the caption "Deferred income taxes and other current assets" in the Consolidated Balance Sheet at March 31, 1995.


Note 2. Discontinued Operations
- -------------------------------

In 1993, Texaco Inc. entered into memorandums of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of substantially all of Texaco's worldwide chemical operations and, therefore, has accounted for these operations as discontinued operations.

On April 21, 1994, Texaco Inc. received from Huntsman Corporation $850 million as part of the sale of Texaco Chemical Company, consisting of $650 million in cash and an 11-year subordinated note with a face amount of $200 million. Not included in this transaction was Texaco's worldwide lubricant additives business.On February 14, 1995, Texaco and Huntsman Corporation announced that they intend to form a joint venture to own and operate this business, which includes manufacturing facilities in Port Arthur, Texas, Ghent, Belgium and Rio De Janeiro, Brazil, as well as sales and marketing offices in various locations in the U.S. and abroad. Formation of the joint venture and completion of the transaction is expected to take place during the third quarter of 1995.

The results for Texaco's worldwide lubricant additives business are accounted for as discontinued operations pending finalization of the formation of the joint venture. The assets and liabilities of the worldwide lubricant additives business have been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations."

Revenues for the discontinued operations totaled $54 million for the first quarter of 1995, representing the lubricant additives business, and $268 million for the first quarter of 1994, which includes the operations of both the chemical and lubricant additives businesses.

Note 3. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                                As of
                                                        ------------------------
                                                        March 31,   December 31,
                                                            1995         1994
                                                            ----         ----
                                                        (Unaudited)
                                                          (Millions of dollars)

     Crude oil                                            $  263       $  284

     Petroleum products and petrochemicals                   946          854

     Other merchandise                                        23           30

     Materials and supplies                                  188          190
                                                          ------       ------
          Total                                           $1,420       $1,358
                                                          ======       ======


Note 4. Contingent Liabilities
- ------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 16 and 17, beginning on page 57, of Texaco Inc.'s 1994 Annual Report to Stockholders.


                           ______________________



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

Note 5. Caltex Group of Companies
- ---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:

                                                         For the three months
                                                             ended March 31,
                                                         --------------------
                                                            1995         1994
                                                            ----         ----
                                                         (Millions of dollars)

     Gross revenues                                       $4,980       $3,368

     Income before income taxes                           $  542       $  295

     Net income                                           $  416       $  178


Net income for the first quarter of 1995 includes a net gain for U.S. reporting purposes of $171 million relating to the sale of a portion of land and air utility rights by a Caltex Petroleum Corporation affiliate in Japan required for a public project. The proceeds include compensation that will be used to remove and relocate or replace existing fixed operating assets affected by the sale.

On March 28, 1995, the merger of refining and marketing assets of Caltex Australia Limited (CAL), a 75 percent owned subsidiary of Caltex Petroleum Corporation, with the refining and marketing assets of Ampol Limited, a unit of Pioneer International Limited, received regulatory approval from the Australian Trade Practices Commission. CAL and Pioneer each hold a 50 percent stake in the new company, Australian Petroleum Pty Ltd.

Effective January 1, 1994, the Caltex Group adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that certain investments be classified into three categories based on management's intent and be reported at fair value unless intended to be held to maturity. Adoption of SFAS No. 115 had no effect on reported net income. The cumulative effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase in Caltex's total stockholders' equity of $70 million, after related income taxes, and an additional net increase of $10 million during the first three months of 1994. These increases are primarily unrealized gains on investments classified as available-for-sale by certain affiliates of Caltex.



                          * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the three-month periods ended March 31, 1995 and 1994, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1994 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

Consolidated worldwide net income from continuing operations for Texaco Inc. and subsidiary companies for the first quarter of 1995 was $301 million, or $1.10 per share, as compared with $202 million, or $.69 per share, for the first quarter of 1994. Net income for the first quarter of 1995 included net gains of $88 million, principally relating to the sale of land by a Caltex Petroleum Corporation affiliate in Japan and to sales of non-core U.S. producing properties.

The company made good progress during the first quarter of 1995 on key initiatives of its worldwide plan for growth. International production of oil and gas continued to show solid growth, the company realized stronger Latin American marketing profits, continued to make further inroads in expense reduction and improved the efficiency of its capital program. The company also closed the sale of major non-core producing assets in the U.S., realizing some $600 million in cash proceeds which will be reinvested in growth opportunities.

The first quarter's performance benefited from worldwide crude oil prices which averaged over $3 per barrel higher than last year's depressed levels. This was offset by extremely depressed refining margins in the U.S. and in Europe and an almost 30 percent comparative drop in U.S. natural gas prices. Refining operations in the U.S. were pressured by rising raw material costs, mandated new product formulations and changing government regulations. Additionally, the weakening of the U.S. dollar in the first quarter of 1995 resulted in a non-cash earnings charge of $26 million relating to deferred taxes in the United Kingdom.


                          OPERATING EARNINGS

PETROLEUM AND NATURAL GAS
   UNITED STATES
      Exploration and Production

Exploration and production earnings for the first quarter of 1995 were $143 million, as compared to $75 million for the first quarter of 1994. First quarter 1995 results include a net gain of $8 million resulting from previously announced non-core producing property sales after certain write-downs of properties being held for sale and reserves for environmental remediation on these properties totalling some $112 million. First quarter 1995 earnings benefited from crude oil prices that averaged $14.85 per barrel, or $3.83 per barrel higher than the levels in the 1994 first quarter.

Operating earnings in the first quarter of 1995 were adversely impacted by natural gas prices which were almost 30 percent, or $.64 per MCF, lower than in the first quarter of 1994. The decline in U.S. natural gas prices reflects abundant supplies in the face of reduced demand due to unseasonably warm weather, particularly in the Northeast. First quarter 1995 results benefited from lower expenses, reflecting both successful initiatives to reduce lifting costs on core producing properties, as well as reduced overheads associated with the non-core properties that are being sold.

Crude oil and natural gas production declined some 3 percent on a barrel-of-oil equivalent basis compared with the first quarter of 1994, principally relating to non-core producing properties. For core properties, normal production declines from maturing fields generally have been offset by successful field development programs.

      Manufacturing and Marketing

Manufacturing and marketing results for the first quarter of 1995 were losses of $19 million, as compared with earnings of $78 million for the first quarter of 1994. The first quarter of 1995 reflects the impact of extremely depressed refining margins, as rising crude oil costs outpaced a moderate rise in overall refined products prices. This reflects the impact of unseasonably warm weather on middle distillates prices and the surplus of reformulated gasolines caused by the highly disruptive market entry and government regulation changes for these gasolines in several states. Also, a narrowing cost spread between light and heavy crude oils reduced the upgrading benefits normally derived from complex manufacturing systems.

Partially offsetting the impact of lower margins were benefits from the improved performance at the company's U.S. refineries, reflecting increased utilization in 1995, as compared to 1994 when the company experienced higher scheduled downtime for maintenance.


   INTERNATIONAL
      Exploration and Production

Exploration and production earnings for the first quarter of 1995 were $82 million, as compared to $45 million for the first quarter of 1994. Operating earnings for 1995 benefited from both increased crude oil and natural gas production in the U.K., mainly from the Strathspey field, higher crude oil production in Australia from the Roller and Skate fields that began producing in mid-year 1994 and continuing field development programs in the Partitioned Neutral Zone between Kuwait and Saudi Arabia.

First quarter 1995 earnings also benefited from crude oil prices that averaged $3 per barrel higher than the prices that existed in the first quarter of 1994. These price benefits were partly offset by higher exploratory expenses. Additionally, exploration and production results in the U.K. were adversely impacted in 1995 by a non-cash earnings charge of $13 million relating to deferred income taxes caused by the weak U.S. dollar/ British pound relationship at the closing of the quarter.

      Manufacturing and Marketing

Manufacturing and marketing earnings for the first quarter of 1995 were $181 million, as compared to $125 million for the first quarter of 1994. First quarter 1995 results include a net gain of $80 million principally relating to the sale of land by a Caltex affiliate in Japan. Excluding this gain, 1995 operating earnings declined as compared to 1994 reflecting decreased European refined product margins, particularly in the U.K. The poor margins resulted from rising refinery feedstock costs that were not recovered in product prices due to oversupply conditions in the marketplace. Additionally, manufacturing and marketing results in the U.K. were impacted by the weakening of the U.S. dollar in the first quarter of 1995 resulting in non-cash earnings charges of $13 million relating to deferred income taxes.

Partly offsetting the decline in European results were the operations in Latin America, which continue to reflect increased earnings. These improvements, especially in Brazil, stem from both higher refined product sales volumes and margins. However, downtime at the Panama refinery, resulting from the fourth quarter 1994 fire, continued to have a negative impact on 1995 results. In the Caltex markets in the Pacific Rim, the impact of somewhat lower refining margins was more than offset by currency gains.


NONPETROLEUM

Net income was $4 million for the first quarter of 1995, as compared to a loss of $1 million for the first quarter of 1994. Results for the first quarter of 1995 reflect improved comparative results for Heddington Insurance Limited, a subsidiary.

                             CORPORATE/NONOPERATING

For the first quarter of 1995, corporate/nonoperating charges of $90 million improved, compared with the $120 million for the first quarter of 1994. Results for 1995 include $25 million in gains principally from sales of equity securities held for investment, as well as higher interest income and reduced corporate overhead reflecting the company's continuing progress in reducing expenses. The impact of higher interest rates on corporate borrowings was mostly offset by the effect of lower debt levels.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1995, Texaco's cash, cash equivalents and short-term investments totaled $421 million, as compared to the 1994 year-end level of $464 million. Texaco's total cash from operating activities for the first quarter of 1995 (as presented on the Condensed Statement of Consolidated Cash Flows) included several significant outflows that were not directly related to current period operations, and which in the aggregate, amounted to some $130 million. Among these outflows were payments related to litigation settlements, mainly the State of Louisiana royalty dispute, and severance.

During the first quarter of 1995, cash generated from normal operating activities and proceeds from asset sales, which are discussed below, were used to support Texaco's capital and exploratory expenditures of $440 million, for payment of dividends to common, preferred and minority shareholders of $234 million, and for the reduction of debt.

Total debt at March 31, 1995 amounted to $6.1 billion as compared to $6.5 billion at year-end 1994. Texaco's ratio of total debt to total borrowed and invested capital was 36.7% at March 31, 1995 and 38.5% at year-end 1994.

During the first quarter of 1995, Texaco terminated $175 million of its receive fixed/pay floating interest rate swaps, reducing the notional principal amount of these swaps from $777 million at December 31, 1994 to $602 million at March 31, 1995.

Texaco maintains a revolving credit facility with commitments of $2.0 billion, which remained unused at both March 31, 1995 and at year-end 1994. Additionally, a subsidiary maintains a long-term revolving credit facility for $330 million, which was fully utilized at March 31, 1995 and year-end 1994 and is reflected in long-term debt.

At March 31, 1995, Texaco's long-term debt included $764 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis.

Proceeds from asset sales for the first quarter of 1995 amounted to $602 million. These proceeds were principally related to the disposition of non-core producing properties in the United States, including some 300 scattered properties sold to Apache Corporation, and will be reinvested in growth opportunities in core businesses.

Subsequent to March 31, 1995, Texaco completed the formation of a strategic alliance with STENA, a Swedish marine transportation company, which will coordinate the company's international marine transportation requirements. In conjunction with this realignment, Texaco sold a portion of its international marine fleet, generating proceeds of some $50 million.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
- --------------------------

On July 5, 1994, Texaco announced its plan for growth which includes a series of action steps to increase competitiveness and profitability. This program also calls for reduction in overheads and improvements in operating efficiencies. Implementation of Texaco's program is expected to result in the reduction of approximately 2,500 employees involving both the U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded a charge of $88 million, net of tax, for the anticipated severance costs associated with the reduction of the 2,500 employees.

As of March 31, 1995, implementation of Texaco's program has included reductions of approximately 1,960 employees worldwide with a related commitment to severance payments of $88 million, or an after-tax cost of $58 million. Of this commitment, payments of $61 million have been made as of March 31, 1995. Currently, there is no change in the company's projections under this program.


CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including affiliates, were $513 million for the first quarter of 1995, as compared with $624 million for the same period in 1994. This reduction mainly reflects lower scheduled upstream expenditures during the first quarter in the U.S., as compared to an extremely high level of developmental gas drilling activity in the first quarter of 1994, as well as efficiency improvements in areas such as drilling in 1995.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q and to Item 3 of Texaco Inc.'s 1994 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of March 31, 1995, Texaco Inc. and its subsidiaries were parties to various proceedings, instituted by governmental authorities, arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of a terminated proceeding which, because of the amount involved, requires disclosure under applicable Securities and Exchange Commission regulations:

     On March 22, 1995, Texaco Trading and Transportation Inc.("TTTI") entered into a Consent Agreement and Order settling an administrative proceeding brought by the U.S. Environmental Protection Agency ("EPA"), Region VII, in May 1994. The EPA alleged that pipelines owned by TTTI released oil into surface waters in violation of the Federal Clean Water Act.

Item 5. Other Information
- -------------------------


                                                            (Unaudited)
                                                       --------------------
                                                       For the three months
                                                          ended March 31,
                                                       --------------------
                                                          1995         1994
                                                          ----         ----
                                                       (Millions of dollars)

FUNCTIONAL NET INCOME
- ---------------------
Operating earnings (losses) from continuing operations
   Petroleum and natural gas
      Exploration and production
         United States                                    $143         $ 75
         International                                      82           45
                                                          ----         ----
            Total                                          225          120
                                                          ----         ----
      Manufacturing, marketing and distribution
         United States                                     (19)          78
         International                                     181          125
                                                          ----         ----
             Total                                         162          203
                                                          ----         ----
             Total petroleum and natural gas               387          323

   Nonpetroleum                                              4           (1)
                                                          ----         ----
             Total operating earnings                      391          322

Corporate/Nonoperating                                     (90)        (120)
                                                          ----         ----
Net income from continuing operations                      301          202

Discontinued operations                                      -            -
                                                          ----         ----
             Net income                                   $301         $202
                                                          ====         ====


CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------
Texaco Inc. and subsidiary companies
   Exploration and production
      United States                                       $172         $270
      International                                        115          123
                                                          ----         ----
         Total                                             287          393
                                                          ----         ----
   Manufacturing, marketing and distribution
      United States                                         43           50
      International                                         42           53
                                                          ----         ----
         Total                                              85          103
                                                          ----         ----
   Other                                                     5            6
                                                          ----         ----
         Total                                             377          502
                                                          ----         ----
Equity in affiliates
      United States                                         32           25
      International                                        104           97
                                                          ----         ----
         Total                                             136          122
                                                          ----         ----
         Total continuing operations                       513          624

Discontinued operations                                      1           19
                                                          ----         ----
         Total, including equity in affiliates            $514         $643
                                                          ====         ====



                                                            (Unaudited)
                                                       --------------------
                                                       For the three months
                                                          ended March 31,
                                                       --------------------
                                                          1995         1994
                                                          ----         ----
OPERATING DATA - INCLUDING INTERESTS
- ------------------------------------
IN AFFILIATES
- -------------
Net production of crude oil and natural gas liquids
   (thousands of barrels per day)
      United States                                         389          408
      Other Western Hemisphere                               17           20
      Europe                                                135          117
      Other Eastern Hemisphere                              238          239
                                                          -----        -----
            Total                                           779          784

Net production of natural gas available for sale
   (millions of cubic feet per day)
      United States                                       1,661        1,686
      International                                         432          330
                                                          -----        -----
            Total                                         2,093        2,016

Natural gas sales (millions of cubic feet per day)
      United States                                       3,277        2,914
      International                                         481          349
                                                          -----        -----
            Total                                         3,758        3,263

Natural gas liquids sales, including purchased LPG's
   (thousands of barrels per day)
      United States                                         237          196
      International                                          89           61
                                                          -----        -----
            Total                                           326          257

Refinery input (thousands of barrels per day)
      United States                                         685          613
      Other Western Hemisphere                               23           51
      Europe                                                313          329
      Other Eastern Hemisphere                              466          478
                                                          -----        -----
            Total                                         1,487        1,471

Refined product sales (thousands of barrels per day)
      United States                                         890          816
      Other Western Hemisphere                              349          310
      Europe                                                447          462
      Other Eastern Hemisphere                              780          723
                                                          -----        -----
            Total                                         2,466        2,311

                                     - 13 -

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     - (11) Computation of Earnings Per Share of Common Stock of Texaco Inc. and Subsidiary Companies.

     - (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on a Total Enterprise Basis.

     - (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1994), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     -  (27)  Financial Data Schedule.


(b)  Reports on Form 8-K:

     During the first quarter of 1995, the Registrant filed a Current Report on Form 8-K for the following event:

     1.  January 24, 1995 (date of earliest event reported: January 23, 1995)

         Item 5. Other Events - reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1994. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Fourth Quarter and Year 1994," dated January 23, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              Texaco Inc.
                                                          ------------------
                                                             (Registrant)



                                                    By:      R.C. Oelkers
                                                          ------------------
                                                             (Comptroller)


                                                    By:        R.E. Koch
                                                          ------------------
                                                         (Assistant Secretary)




Date:  May 10, 1995
       ------------