Form 10-Q
period 1995-06-30
TEXACO INC
filed 1995-08-10
CIK 97349

===============================================================================

                               United States
                    Securities and Exchange Commission
                           Washington, D.C. 20549
                                  Form 10-Q
                                  _________

              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995	   Commission file number 1-27


                                 Texaco Inc.
          (Exact name of the registrant as specified in its charter)


               Delaware                                        74-1383447
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


       2000 Westchester Avenue
       White Plains, New York                                    10650
(Address of principal executive offices)                       (Zip Code)


         Registrant's telephone number, including area code (914) 253-4000

                                  _________


     Texaco Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     As of July 31, 1995, there were outstanding 260,026,863 shares of Texaco Inc. Common Stock - par value $6.25.

===============================================================================

                     PART I - FINANCIAL INFORMATION

                  TEXACO INC. AND SUBSIDIARY COMPANIES
                    STATEMENT OF CONSOLIDATED INCOME
         FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994
         ---------------------------------------------------------
             (Millions of dollars, except per share amounts)
                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                          For the six months      For the three months
                                                             ended June 30,             ended June 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
REVENUES
   Sales and services                                  $17,617       $15,097     $ 9,032       $ 7,865
   Equity in income of affiliates, income from
      dividends, interest, asset sales and other           694           337         220           135
                                                       -------       -------     -------       -------
                                                        18,311        15,434       9,252         8,000
                                                       -------       -------     -------       -------
DEDUCTIONS
   Purchases and other costs                            13,506        10,970       6,980         5,787
   Operating expenses                                    1,426         1,521         681           790
   Selling, general and administrative expenses            748           863         391           472
   Maintenance and repairs                                 184           185          95            95
   Exploratory expenses                                    114           156          59            90
   Depreciation, depletion and amortization                924           839         356           431
   Interest expense                                        245           246         121           124
   Taxes other than income taxes                           246           242         122           117
   Minority interest                                        30            18          13             7
                                                       -------       -------     -------       -------
                                                        17,423        15,040       8,818         7,913
                                                       -------       -------     -------       -------

   Income from continuing operations
      before income taxes                                  888           394         434            87
   Provision for (benefit from) income taxes               325            77         172           (28)
                                                       -------       -------     -------       -------
   Net income from continuing operations                   563           317         262           115

   Discontinued operations - Net loss on disposal            -           (87)          -           (87)
                                                       -------       -------     -------       -------
NET INCOME                                             $   563       $   230     $   262       $    28
                                                       =======       =======     =======       =======

Preferred stock dividend requirements                  $    31       $    49     $    15       $    25
                                                       -------       -------     -------       -------

Net income available for common stock                  $   532       $   181     $   247       $     3
                                                       =======       =======     =======       =======
Per common share (dollars)
   Net income (loss)
      Continuing operations                            $  2.05       $  1.04     $   .95       $   .35
      Discontinued operations                                -          (.34)          -          (.34)
                                                       -------       -------     -------       -------

   Net income                                          $  2.05       $   .70     $   .95       $   .01
                                                       =======       =======     =======       =======


   Cash dividends paid                                 $  1.60       $  1.60     $   .80       $   .80

Average number of common shares
   outstanding (thousands)                             259,749       259,230     259,876       259,275

                            See accompanying notes to consolidated financial statements.

                                  TEXACO INC. AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
                               -----------------------------------------
                                        (Millions of dollars)

                                                                                 June 30,     December 31,
                                                                                   1995           1994
                                                                                -----------   ------------
                                                                                (Unaudited)
                                                                                -----------
ASSETS
   Current Assets
      Cash and cash equivalents	                                                 $   383       $   404
      Short-term investments - at fair value                                          41            60
      Accounts and notes receivable, less allowance for doubtful
         accounts of  $23 million in 1995 and $25 million in 1994                  3,232         3,297
      Inventories                                                                  1,405         1,358
      Assets under agreements for sale                                                 -           488
      Net assets of discontinued operations                                          195           195
      Deferred income taxes and other current assets                                 221           217
                                                                                 -------       -------
               Total current assets                                                5,477         6,019

   Investments and Advances                                                        5,764         5,336

   Properties, Plant and Equipment - at cost                                      31,302        31,095
   Less - Accumulated depreciation, depletion and amortization                    18,039        17,612
                                                                                 -------       -------
      Net properties, plant and equipment                                         13,263        13,483

   Deferred Charges                                                                  655           667
                                                                                 -------       -------
               Total                                                             $25,159       $25,505
                                                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Notes payable, commercial paper and
         current portion of long-term debt                                       $   695       $   917
      Accounts payable and accrued liabilities                                     3,277         3,297
      Estimated income and other taxes                                               735           801
                                                                                 -------       -------
               Total current liabilities                                           4,707         5,015

   Long-Term Debt and Capital Lease Obligations                                    5,497         5,564
   Deferred Income Taxes                                                             839           879
   Employee Retirement Benefits                                                    1,112         1,130
   Deferred Credits and Other Noncurrent Liabilities                               2,369         2,558
   Minority Interest in Subsidiary Companies                                         592           610
                                                                                 -------       -------
               Total                                                              15,116        15,756
   Stockholders' Equity
      Market Auction Preferred Shares                                                300           300
      ESOP Convertible Preferred Stock                                               504           515
      Unearned employee compensation                                                (261)         (282)
      Common stock - par value $6.25:
         Shares authorized - 350,000,000
         Shares issued - 274,293,417 in 1995 and 1994,
            including treasury stock                                               1,714         1,714
      Paid-in capital in excess of par value                                         655           654
      Retained earnings                                                            7,583         7,463
      Currency translation adjustment                                                233            87
      Unrealized net gain on investments                                              44            51
                                                                                 -------       -------
	                                                                          10,772        10,502
      Less - Common stock held in treasury, at cost -
         14,299,575 shares in 1995 and
         14,761,296 shares in 1994                                                   729           753
                                                                                 -------       -------
               Total stockholders' equity                                         10,043         9,749
                                                                                 -------       -------
               Total                                                             $25,159       $25,505
                                                                                 =======       =======

See accompanying notes to consolidated financial statements.


               TEXACO INC. AND SUBSIDIARY COMPANIES
	         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
	        FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
         -----------------------------------------------
	                     (Millions of dollars)
                                                                                      (Unaudited)
                                                                                  -------------------
                                                                                   For the six months
                                                                                      ended June 30,
                                                                                   1995          1994
                                                                                   ----          ----
OPERATING ACTIVITIES
   Net income                                                                    $   563       $   230
   Reconciliation to net cash provided by (used in)
      operating activities
         Loss on disposal of discontinued operations                                   -            85
         Depreciation, depletion and amortization                                    924           839
         Deferred income taxes                                                        40           (60)
         Exploratory expenses                                                        114           156
         Minority interest in net income                                              30            18
         Dividends from affiliates, less than equity in income                      (112)           (5)
         Gains on asset sales                                                       (231)          (27)
         Changes in operating working capital                                       (373)         (120)
         Other - net                                                                  26           (15)
                                                                                 -------       -------
            Net cash provided by operating activities                                981         1,101

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                           (1,020)       (1,025)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                   -           645
   Proceeds from sales of assets                                                     737            82
   Purchases of investment instruments                                              (535)         (562)
   Sales/maturities of investment instruments                                        553           552
   Other - net                                                                        16             2
                                                                                 -------       -------
           Net cash used in investing activities                                    (249)         (306)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                     57           104
         Repayments                                                                 (240)         (126)
   Net decrease in other borrowings                                                  (76)         (470)
   Issuance of preferred stock by a subsidiary                                         -           112
   Dividends paid to the company's stockholders
      Common                                                                        (416)         (415)
      Preferred                                                                      (31)          (48)
   Dividends paid to minority shareholders                                           (35)          (16)
   Other - net                                                                         -            (3)
                                                                                 -------       -------
           Net cash used in financing activities                                    (741)         (862)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                  (12)            1
                                                                                 -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (21)          (66)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       404           488
                                                                                 -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   383       $   422
                                                                                 =======       =======

              See accompanying notes to consolidated financial statements.


                       TEXACO INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

Note 1. Assets Under Agreements for Sale
----------------------------------------

In 1994, Texaco announced that it agreed to sell more than 300 scattered U.S. producing fields to Apache Corporation and agreed to form a strategic alliance with STENA, involving the sale of a portion of its international marine fleet. At December 31, 1994, the net properties, plant and equipment and deferred income taxes relating to those assets, and to other non-core assets for which sales agreements had been signed, were classified as current assets in the Consolidated Balance Sheet under the caption "Assets under agreements for sale." During the first six months of 1995, Texaco completed virtually all of these non-core asset sales, generating some $650 million in cash proceeds.

Note 2. Discontinued Operations
-------------------------------

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

Revenues for the discontinued operations totaled $113 million and $59 million for the first six months and the second quarter of 1995, respectively, representing revenues of the lubricant additives business. For 1994, revenues for the discontinued operations totaled $311 million for the first six months and $43 million for the second quarter, representing revenues of the chemical and lubricant additives businesses for the first quarter of 1994 and only the revenues of the lubricant additives business for the second quarter of 1994.

A net charge of $87 million, (including a $2 million provision for income taxes), or $.34 per share, was recorded in the second quarter of 1994 relating to the disposal of the chemical business.

Note 3. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                                                As of
                                                                     ---------------------------
                                                                       June 30,     December 31,
                                                                         1995          1994
                                                                     -----------    ------------
                                                                     (Unaudited)
                                                                          (Millions of dollars)

     Crude oil                                                         $  287        $  284

     Petroleum products and petrochemicals                                899           854

     Other merchandise                                                     32            30

     Materials and supplies                                               187           190
                                                                       ------        ------
          Total                                                        $1,405        $1,358
                                                                       ======        ======


Note 4. Contingent Liabilities
------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 16 and 17, beginning on page 57, of Texaco Inc.'s 1994 Annual Report to Stockholders.




                            ____________________




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

Note 5. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50 percent by Texaco and 50 percent by Chevron Corporation, is presented below and is reflected on a 100 percent Caltex Group basis:

                                  For the six months        For the three months
                                    ended June 30,             ended June 30,
                                --------------------       ---------------------
                                  1995          1994         1995          1994
                                  ----          ----         ----          ----
                                            (Millions of dollars)

Gross revenues                  $8,299        $6,938       $3,928        $3,570

Income before income taxes      $  832        $  506       $  290        $  211

Net income                      $  580        $  297       $  164        $  119


Net income for the first six months of 1995 includes a first quarter net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex Petroleum Corporation affiliate in Japan required for a public project. The proceeds include compensation that will be used to remove and relocate or replace existing fixed operating assets affected by the sale.

The merger of the refining and marketing assets of Caltex Australia Limited
(CAL), a 75 percent owned subsidiary of Caltex Petroleum Corporation, with the refining and marketing assets of Ampol Limited, a unit of Pioneer International Limited, was completed during the second quarter of 1995 with an effective date of May 1, 1995. CAL and Pioneer each hold a 50 percent stake in the new company, Australian Petroleum Pty Ltd.


                         * * * * * * * * * * *


In the determination of preliminary and unaudited financial statements for the six-month and three-month periods ended June 30, 1995 and 1994, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1994 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Consolidated worldwide net income for Texaco Inc. and subsidiary companies for the second quarter of 1995 was $262 million, or $.95 per share, as compared with $28 million, or $.01 per share, for the second quarter of 1994. For the first six months of 1995, net income was $563 million, or $2.05 per share, as compared with $230 million, or $.70 per share, for the first six months of 1994.

Net income for the first six months of 1994 reflects a second quarter net charge of $87 million, (including a $2 million provision for income taxes), or $0.34 per share, for discontinued operations relating to the sale of substantially all of Texaco's worldwide chemical business.

Net income for the first six months of 1995 includes first quarter special net gains of $88 million, principally relating to the sale of land by a Caltex Petroleum Corporation affiliate in Japan and to sales of non-core U.S. producing properties. The 1994 six months and second quarter results include $79 million in tax benefits realizable through the sale of an interest in a subsidiary, as well as special charges of $119 million related to staff reductions and write-downs of assets being offered for sale. Of the previously mentioned $79 million in tax benefits, $38 million was realizable due to the taxable gain on the sale of discontinued chemical operations.

These results are summarized in the following table:

                                                                                 (Unaudited)
                                                                ------------------------------------------------
                                                                 For the six months        For the three months
                                                                   ended June 30,             ended June 30,
                                                                --------------------       ---------------------
                                                                 1995          1994         1995          1994
                                                                 ----          ----         ----          ----
                                                                              (Millions of dollars)

Net income from continuing operations before special items      $ 475         $ 357        $ 262         $ 155
Net gains from major asset sales                                   88             -            -             -
Tax benefits on asset sale                                          -            79            -            79
Special charges                                                     -          (119)           -          (119)
                                                                -----         -----        -----         -----
Net income from continuing operations                             563           317          262           115
Net loss on disposal of discontinued chemical operations            -           (87)           -           (87)
                                                                -----         -----        -----         -----
Net income                                                      $ 563         $ 230        $ 262         $  28
                                                                =====         =====        =====         =====

Improved operating performance, resulting from continued progress on key initiatives of Texaco's plan for growth, supplemented by increased worldwide crude oil prices, were the main contributors to higher second quarter and first six months 1995 earnings. International production of oil and gas grew from both existing and new fields and continued improvements in Texaco's Latin American marketing businesses added to profits. In addition, operating and overhead expenses were reduced, especially in the U.S., as a result of sales of non-core producing assets, expense containment programs and focused technology applications.

These benefits, however, were dampened by lower U.S. natural gas prices. Also, while refining margins in the U.S. and Europe improved somewhat in the second quarter, margins were still weaker on a six month comparative basis.

                                 OPERATING EARNINGS
PETROLEUM AND NATURAL GAS
   UNITED STATES
      Exploration and Production

Exploration and production earnings in the U.S. for the second quarter of 1995 were $170 million, as compared with $97 million for the second quarter of 1994. For the first six months of 1995 and 1994, earnings were $313 million and $172 million, respectively. Results for the first six months of 1995 include a first quarter net special gain of $8 million from non-core producing property sales, after certain write-downs of properties being held for sale and reserves for environmental remediation on these properties which totaled $112 million. Results for the first six months of 1994 include second quarter special charges of $24 million relating to the estimated cost of employee separations.

The strong growth in 1995 earnings for both the comparative second quarter and the first six month periods resulted from increased crude oil prices, which averaged $2.40 and $3.11 per barrel higher than the respective 1994 periods. These prices reflect, in part, a strong regional demand for heavy Californian crudes. Net income in 1995 also benefited from lower operating expenses. These expense reductions reflect the effects of technology applications and reduced overhead, including reductions associated with the sales of non-core producing properties.

Partly offsetting these benefits were lower natural gas prices. Second quarter 1995 average natural gas prices were $.32 per MCF lower than 1994, while prices for the first six months of 1995 were $.47 per MCF lower than 1994.

Excluding the divested non-core assets, crude oil and natural gas production in 1995 was essentially equal to prior year production levels. This reflects success in adding new production, most notably along the Louisiana Gulf Coast.

      Manufacturing and Marketing

Manufacturing and marketing earnings in the U.S. were $28 million for the second quarter of 1995, as compared with $15 million for the second quarter of 1994. For the first six months of 1995 and 1994, earnings were $9 million and $93 million, respectively. Results for the first six months of 1994 include second quarter special charges of $24 million relating to the adjustment to fair market value of facilities being offered for sale and the estimated cost of employee separations.

During the second quarter of 1995, earnings improved over the first quarter, but were still below the level experienced in the second quarter of 1994. Comparatively, second quarter 1995 versus 1994, margins on the East and Gulf Coasts improved despite higher crude costs. These margins reflect increased demand and temporary product supply tightening created by the Brazilian Oil Workers strike, as well as lower industry-wide refinery utilization rates during the latter part of the period. Margins on the West Coast, however, were weaker due to higher crude oil costs and a general oversupply of products caused partly by industry-wide refinery utilization rates on the West Coast, which reached a five-year high in 1995.

Earnings for the first six months of 1995 decreased as compared to the same period in 1994. Continuing improvements in operating performance and expenses did not overcome severely depressed industry-wide margins, particularly through April. Compounding this situation were uncertainties with regard to changing state requirements for reformulated gasolines earlier in the year.

INTERNATIONAL
      Exploration and Production

Exploration and production earnings outside the U.S. were $82 million for the second quarter of 1995, as compared with $18 million for the second quarter of 1994. For the first six months of 1995 and 1994, earnings were $164 million and $63 million, respectively. Results for the first six months of 1994 include second quarter special charges of $16 million related to the adjustment to fair market value of properties being offered for sale and the estimated cost of employee separations.

The profit improvements for the second quarter and first six months of 1995 reflect the growth in oil and gas production and increased crude oil prices, which averaged nearly $3 per barrel higher than in 1994. Production of crude oil and natural gas increased in the U.K. North Sea, mainly from the Strathspey field. There also was higher crude oil production in Australia from the offshore Roller and Skate fields, as well as in the Partitioned Neutral Zone between Kuwait and Saudi Arabia resulting from continuing field development programs. Production for the second quarter 1995 was somewhat lessened by scheduled maintenance work on facilities in the North Sea. Also, offshore China production was suspended during most of the second quarter for scheduled maintenance and to complete required work for the June 1995 start-up of two new fields, which will nearly double current production rates.

Upstream results in 1995 include a second quarter non-cash benefit of $7 million and a year-to-date non-cash charge of $6 million due to currency exchange impacts associated with deferred income taxes in the U.K. For 1994, these currency impacts resulted in an $11 million charge, entirely in the second quarter.

      Manufacturing and Marketing

Manufacturing and marketing earnings outside the U.S. were $79 million for the second quarter of 1995, as compared with $29 million for the second quarter of 1994. For the first six months of 1995 and 1994, earnings were $260 million and $154 million, respectively. Results for the first six months of 1995 include a first quarter net gain of $80 million principally relating to the sale of land by a Caltex affiliate in Japan. Results for the first six months of 1994 include second quarter special charges of $38 million related to the estimated cost of employee separations and the adjustment to fair market value of certain properties being offered for sale.

Comparative operating earnings reflect weak European refined product margins, particularly in the U.K. Margins which began to decline in 1994, due to the oversupply in the marketplace, have remained depressed in 1995. Higher refined product sales volumes and margins in Latin America partly offset the general weakness in European operations. Earnings in the Caltex operating areas of the Pacific Rim benefited from improved margins and higher sales volumes.

Downstream results in 1995 include a second quarter non-cash benefit of $8 million and a year-to-date non-cash charge of $5 million due to currency exchange impacts associated with deferred income taxes in the U.K. For 1994, these currency impacts resulted in a $12 million charge, entirely in the second quarter.


NONPETROLEUM

Nonpetroleum results were earnings of $7 million for the second quarter of 1995, as compared with losses of $6 million for the second quarter of 1994. For the first six months of 1995 and 1994, results were earnings of $11 million and losses of $7 million, respectively. The 1995 earnings reflect improved loss experience of Heddington Insurance Limited, a subsidiary.

                       CORPORATE/NONOPERATING RESULTS

Corporate/nonoperating charges were $104 million for the second quarter of 1995, as compared with charges of $38 million for the second quarter of 1994. For the first six months of 1995 and 1994, charges were $194 million and $158 million, respectively. The 1994 six months and second quarter results include special charges of $17 million related to the estimated cost of employee separations and $79 million of tax benefits realizable through the sale of an interest in a subsidiary. Of these benefits, $38 million was realizable due to the taxable gain on the sale of discontinued operations.

Results for the first six months of 1995 include a first quarter gain of $25 million, principally from sales of equity securities held for investment by an insurance subsidiary. Comparatively, results in 1995 for the second quarter and first six months benefited from higher interest income and reduced overhead stemming from expense containment programs. Results for the first six months of 1994 include a second quarter gain of $7 million relating to the receipt of a cash option payment relative to the sale of a manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1995, Texaco's cash, cash equivalents and short-term investments totaled $424 million, as compared to the 1994 year-end level of $464 million. Texaco's total cash from operating activities for the first six months of 1995 (as presented on the Condensed Statement of Consolidated Cash Flows) included several significant items that were not directly related to current period operations, and which in the aggregate, amounted to a net outflow of some $120 million. Among these items were payments related to litigation settlements, mainly the State of Louisiana royalty dispute, and severance.

During the first six months of 1995, cash generated from normal operating activities and proceeds from asset sales, which are discussed below, were used to support Texaco's capital and exploratory expenditures of $1,020 million, for payment of dividends to common, preferred and minority shareholders of $482 million, and for the reduction of debt.

Total debt at June 30, 1995 amounted to $6.2 billion as compared to $6.5 billion at year-end 1994. Texaco's ratio of total debt to total borrowed and invested capital was 36.8% at June 30, 1995 and 38.5% at year-end 1994. During the first quarter of 1995, Texaco terminated $175 million of its receive fixed/pay floating interest rate swaps, reducing the notional principal amount of these swaps from $777 million at December 31, 1994 to $602 million at June 30, 1995.

Texaco maintains a revolving credit facility with commitments of $2.0 billion, which remained unused at both June 30, 1995 and at year-end 1994. Additionally, a subsidiary maintains a long-term revolving credit facility for $330 million, which was fully utilized at June 30, 1995 and year-end 1994 and is reflected in long-term debt.

At June 30, 1995, Texaco's long-term debt included $649 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis.

Proceeds from asset sales for the first six months of 1995 amounted to $737 million. These proceeds were principally related to the disposition of non-core producing properties in the United States, including some 300 scattered properties sold to Apache Corporation, and the sale of a portion of Texaco's international marine fleet. Proceeds from these sales are key to financing growth opportunities in core businesses.

Subsequent to June 30, 1995, Texaco completed the sale of its 50 percent equity interest in Pekin Energy Company, a producer and marketer of fuel-grade ethanol, to Williams Energy Ventures, a subsidiary of The Williams Companies, Inc., for approximately $85 million. The proceeds will be redirected to growth opportunities in Texaco's core oil and gas business.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
--------------------------

On July 5, 1994, Texaco announced its plan for growth which includes a series of action steps to increase competitiveness and profitability. This program also calls for reduction in overheads and improvements in operating efficiencies. Implementation of Texaco's program was expected to result in the reduction of approximately 2,500 employees worldwide by June 30, 1995, involving both the U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded a charge of $88 million, net of tax, for the anticipated severance costs associated with the employee reductions.

As of June 30, 1995, implementation of Texaco's program has included reductions of approximately 2,570 employees worldwide with a related commitment to severance payments of $126 million, or an after-tax cost of $88 million. Of this commitment, payments of $108 million have been made as of June 30, 1995.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $1,272 million for the first half of 1995, as compared to $1,231 million for the same period of 1994. Expenditures for the second quarter of 1995 amounted to $759 million, versus $607 million for the second quarter of 1994.

Increased exploration and production expenditures in 1995 reflect the development of the Captain field in the U.K. sector of the North Sea, as well as the acquisition of the outstanding minority ownership in a Canadian subsidiary. Partially offsetting these increases were lower scheduled U.S. upstream expenditures in 1995, as compared to the higher level of developmental gas drilling during the first quarter of 1994, and also reflect efficiency improvements in the company's 1995 drilling program.

Downstream expenditures by Texaco's affiliates decreased due to completions of refinery upgrades in the Far East, partially offset by selected investments in Europe.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Form 10-Q for the quarterly period ended March 31, 1995 and to Item 3 of Texaco Inc.'s 1994 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of the Stockholders of Texaco Inc. was held on May 9, 1995, for the purpose of (1) electing four directors, (2) approving the appointment of auditors for the year 1995, and (3) acting on four stockholder proposals concerning classification of the Board of Directors, executive compensation, employment opportunity, and corporate conduct guidelines.

Each of the four directors elected at the Annual Meeting were elected by a vote of at least 226.4 million shares, or 97.7%. Dr. John Brademas and Messrs. Alfred C. DeCrane, Jr., Thomas S. Murphy and Charles H. Price, II received votes in favor of 227.8 million shares, 226.4 million shares, 228.0 million shares and 228.0 million shares, respectively, and votes withheld were 3.9 million shares, 5.3 million shares, 3.7 million shares and 3.7 million shares, respectively. Directors continuing in office are Dr. Franklyn G. Jenifer, Ms. Robin B. Smith, and Messrs. Robert A. Beck, Willard C. Butcher, Edmund M. Carpenter, Allen J. Krowe, Thomas A. Vanderslice, William C. Steere, Jr. and William Wrigley. Additionally, on July 28, 1995, Texaco announced that Mr. Michael C. Hawley, President and Chief Operating Officer of the Gillette Company, had been elected to the company's Board of Directors.

The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 1995 was approved by a vote of 228.6 million shares, or 99.2% of those shares voted, voting against were 2.0 million shares, or .8%, and 1.2 million shares abstained.

Four stockholder proposals relating to classification of the Board of Directors, executive compensation, employment opportunity and corporate conduct guidelines, as set forth in Items 3,4, 5 and 6, respectively, of the 1995 Proxy Statement, were defeated by votes in opposition of 112.4 million shares, or 56.7%, 178.4 million shares, or 91.0%, 178.8 million shares, or 92.1%, and 180.3 million shares, or 94.5%, respectively. The votes in favor were 85.7 million shares, or 43.3%, 17.7 million shares, or 9.0%, 15.4 million shares, or 7.9%, and 10.4 million shares, or 5.5%, respectively. In addition, 3.7 million shares, 5.7 million shares, 7.7 million shares and
11.0 million shares, respectively, abstained.

Item 5. Other Information
-------------------------

                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                          For the six months      For the three months
                                                             ended June 30,             ended June 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
                                                                      (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings (losses) from continuing operations
   Petroleum and natural gas
      Exploration and production
         United States                                 $  313        $  172      $  170        $   97
         International                                    164            63          82            18
                                                       ------        ------      ------        ------
            Total                                         477           235         252           115
                                                       ------        ------      ------        ------

      Manufacturing, marketing and distribution
         United States                                      9            93          28            15
         International                                    260           154          79            29
                                                       ------        ------      ------        ------
            Total                                         269           247         107            44
                                                       ------        ------      ------        ------

            Total petroleum and natural gas               746           482         359           159

   Nonpetroleum                                            11            (7)          7            (6)
                                                       ------        ------      ------        ------
            Total operating earnings                      757           475         366           153

Corporate/Nonoperating                                   (194)         (158)       (104)          (38)
                                                       ------        ------      ------        ------

Net income from continuing operations                     563           317         262           115
                                                       ------        ------      ------        ------

Discontinued operations - Net loss on disposal              -           (87)          -           (87)
                                                       ------        ------      ------        ------
            Net income                                 $  563        $  230      $  262        $   28
                                                       ======        ======      ======        ======

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
Texaco Inc. and subsidiary companies
   Exploration and production
      United States                                    $  387        $  450      $  215        $  180
      International                                       384           265         269           142
                                                       ------        ------      ------        ------
            Total                                         771           715         484           322
                                                       ------        ------      ------        ------

   Manufacturing, marketing and distribution
      United States                                       102           102          59            52
      International                                       118           121          76            68
                                                       ------        ------      ------        ------
            Total                                         220           223         135           120
                                                       ------        ------      ------        ------

   Other                                                   12            14           7             8
                                                       ------        ------      ------        ------
            Total                                       1,003           952         626           450
                                                       ------        ------      ------        ------

Equity in affiliates
      United States                                        65            51          33            26
      International                                       204           228         100           131
                                                       ------        ------      ------        ------
            Total                                         269           279         133           157
                                                       ------        ------      ------        ------

            Total continuing operations                 1,272         1,231         759           607

Discontinued operations                                     1            20           -             1
                                                       ------        ------      ------        ------

            Total, including equity in affiliates      $1,273        $1,251      $  759        $  608
                                                       ======        ======      ======        ======

                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                          For the six months      For the three months
                                                             ended June 30,             ended June 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
IN AFFILIATES
-------------
Net production of crude oil and natural gas liquids
(thousands of barrels per day)
      United States                                       385           408         382           408
      Other Western Hemisphere                             17            20          17            20
      Europe                                              116           110          98           104
      Other Eastern Hemisphere                            237           235         236           231
                                                       ------        ------      ------        ------
            Total                                         755           773         733           763

Net production of natural gas available for sale
(millions of cubic feet per day)
      United States                                     1,632         1,732       1,604         1,777
      International                                       403           306         374           281
                                                       ------        ------      ------        ------
            Total                                       2,035         2,038       1,978         2,058

Natural gas sales (millions of cubic feet per day)
      United States                                     3,221         3,045       3,166         3,175
      International                                       419           322         390           295
                                                       ------        ------      ------        ------
            Total                                       3,640         3,367       3,556         3,470

Natural gas liquids sales, including purchased LPG's
(thousands of barrels per day)
      United States                                       218           196         199           196
      International                                        75            58          61            56
                                                       ------        ------      ------        ------
            Total                                         293           254         260           252

Refinery input (thousands of barrels per day)
      United States                                       685           640         686           665
      Other Western Hemisphere                             32            44          41            37
      Europe                                              270           325         226           322
      Other Eastern Hemisphere                            437           460         409           443
                                                       ------        ------      ------        ------
            Total                                       1,424         1,469       1,362         1,467

Refined product sales (thousands of barrels per day)
      United States                                       896           843         904           872
      Other Western Hemisphere                            345           304         342           297
      Europe                                              436           462         424           461
      Other Eastern Hemisphere                            756           700         731           676
                                                       ------        ------      ------        ------
            Total                                       2,433         2,309       2,401         2,306


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     _  (11)  Computation of Earnings Per Share of Common Stock of Texaco Inc.
              and Subsidiary Companies.

     _  (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on a
              Total Enterprise Basis.

     _ (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1994) and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, as previously filed by the Registrant with the Securities and Exchange Commission, File
              No. 1-27.

     _ (22) Information relative to the various matters submitted to a vote of security holders are described on pages 7 through 21 of the 1995 Proxy Statement of Texaco Inc., relating to the Annual Meeting of Stockholders held on May 9, 1995, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     _  (27)  Financial Data Schedule.

(b)  Reports on Form 8-K:
     During the second quarter of 1995, the Registrant filed a Current Report on Form 8-K for the following event:

     1.  April 24, 1995 (date of earliest event reported: April 24, 1995)

         Item 5. Other Events - reported that Texaco issued an Earnings Press Release for the first quarter 1995. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the First Quarter 1995," dated April 24, 1995.

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


                                                              Texaco Inc.
                                                          --------------------
                                                              (Registrant)


                                                      By:     R.C. Oelkers
                                                          ---------------------
                                                              (Comptroller)


                                                      By:       R.E. Koch
                                                          ---------------------
                                                          (Assistant Secretary)





Date:  August 10, 1995
       ---------------