Form 10-Q
period 1995-09-30
TEXACO INC
filed 1995-11-13
CIK 97349

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

For the quarterly period ended September 30, 1995   Commission file number 1-27


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

     As of October 31, 1995, there were outstanding 264,109,696 shares of Texaco Inc. Common Stock - par value $6.25.

===============================================================================

                     PART I - FINANCIAL INFORMATION

                  TEXACO INC. AND SUBSIDIARY COMPANIES
                    STATEMENT OF CONSOLIDATED INCOME
      FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
             (Millions of dollars, except per share amounts)

                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                        For the nine months        For the three months
                                                        ended September 30,       ended September 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
REVENUES
  Sales and services                                   $26,237       $23,822     $ 8,620       $ 8,725
  Equity in income of affiliates, income from
    dividends, interest, asset sales and other             889           572         195           235
                                                       -------       -------     -------       -------
                                                        27,126        24,394       8,815         8,960
                                                       -------       -------     -------       -------
DEDUCTIONS
  Purchases and other costs                             20,062        17,431       6,556         6,461
  Operating expenses                                     2,125         2,339         699           818
  Selling, general and administrative expenses           1,159         1,229         411           366
  Maintenance and repairs                                  272           282          88            97
  Exploratory expenses                                     195           208          81            52
  Depreciation, depletion and amortization               1,275         1,284         351           445
  Interest expense                                         365           368         120           122
  Taxes other than income taxes                            361           373         115           131
  Minority interest                                         42            30          12            12
                                                       -------       -------     -------       -------
                                                        25,856        23,544       8,433         8,504
                                                       -------       -------     -------       -------
Income from continuing operations
  before income taxes                                    1,270           850         382           456
Provision for income taxes                                 419           252          94           175
                                                       -------       -------     -------       -------
Net income from continuing operations                      851           598         288           281
                                                       -------       -------     -------       -------
Discontinued operations - Net loss on disposal               -           (87)          -             -
                                                       -------       -------     -------       -------

NET INCOME                                             $   851       $   511     $   288       $   281
                                                       =======       =======     =======       =======
Preferred stock dividend requirements                  $    46       $    76     $    15       $    27
                                                       -------       -------     -------       -------
Net income available for common stock                  $   805       $   435     $   273       $   254
                                                       =======       =======     =======       =======
Net income per common share (dollars)
  Net income (loss)
    Continuing operations                              $  3.10       $  2.02     $  1.05       $   .98
    Discontinued operations                                  -          (.34)          -             -
                                                       -------       -------     -------       -------
Net income                                             $  3.10       $  1.68     $   1.05      $    .98
                                                       =======       =======     =======       =======
Cash dividends paid                                    $  2.40       $  2.40     $    .80      $    .80

Average number of common shares
  outstanding (thousands)                              259,862        259,192     260,087      259,117

                            See accompanying notes to consolidated financial statements.

                                  TEXACO INC. AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                            ----------------------------------------------
                                        (Millions of dollars)
                                                                               September 30,  December 31,
                                                                                   1995           1994
                                                                                -----------   ------------
                                                                                (Unaudited)
                                                                                -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                  $   360       $   404
      Short-term investments - at fair value                                          24            60
      Accounts and notes receivable, less allowance for doubtful
         accounts of  $23 million in 1995 and $25 million in 1994                  3,338         3,297
      Inventories                                                                  1,385         1,358
      Assets under agreements for sale                                                 -           488
      Net assets of discontinued operations                                          195           195
      Deferred income taxes and other current assets                                 242           217
                                                                                 -------       -------
            Total current assets                                                   5,544         6,019

   Investments and Advances                                                        5,629         5,336

   Properties, Plant and Equipment - at cost                                      31,253        31,095
   Less - Accumulated depreciation, depletion and amortization                    18,091        17,612
                                                                                 -------       -------
      Net properties, plant and equipment                                         13,162        13,483

   Deferred Charges                                                                  661           667
                                                                                 -------       -------
            Total                                                                $24,996       $25,505
                                                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Notes payable, commercial paper and
         current portion of long-term debt                                       $   347       $   917
      Accounts payable and accrued liabilities                                     3,159         3,297
      Estimated income and other taxes                                               793           801
                                                                                 -------       -------
            Total current liabilities                                              4,299         5,015

   Long-Term Debt and Capital Lease Obligations                                    5,605         5,564
   Deferred Income Taxes                                                             848           879
   Employee Retirement Benefits                                                    1,120         1,130
   Deferred Credits and Other Noncurrent Liabilities                               2,534         2,558
   Minority Interest in Subsidiary Companies                                         600           610
                                                                                 -------       -------
            Total                                                                 15,006        15,756
   Stockholders' Equity
      Market Auction Preferred Shares                                                300           300
      ESOP Convertible Preferred Stock                                               500           515
      Unearned employee compensation                                                (256)         (282)
      Common stock - par value $6.25:
         Shares authorized - 350,000,000
         Shares issued - 274,293,417 in 1995 and 1994,
            including treasury stock                                               1,714         1,714
      Paid-in capital in excess of par value                                         654           654
      Retained earnings                                                            7,660         7,463
      Currency translation adjustment                                                 92            87
      Unrealized net gain on investments                                              51            51
                                                                                 -------       -------
                                                                                  10,715        10,502
      Less - Common stock held in treasury, at cost -
         14,212,232 shares in 1995 and
         14,761,296 shares in 1994                                                   725           753
                                                                                 -------       -------
            Total stockholders' equity                                             9,990         9,749
                                                                                 -------       -------

            Total                                                                $24,996       $25,505
                                                                                 =======       =======

                      See accompanying notes to consolidated financial statements.

                               TEXACO INC. AND SUBSIDIARY COMPANIES
                         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                      -----------------------------------------------------
                                      (Millions of dollars)
                                                                                      (Unaudited)
                                                                                  -------------------
                                                                                  For the nine months
                                                                                  ended September 30,
                                                                                   1995          1994
                                                                                   ----          ----
OPERATING ACTIVITIES
   Net income                                                                    $   851       $   511
   Reconciliation to net cash provided by (used in) operating activities
      Loss on disposal of discontinued operations                                      -            92
      Depreciation, depletion and amortization                                     1,275         1,284
      Deferred income taxes                                                            2           (43)
      Exploratory expenses                                                           195           208
      Minority interest in net income                                                 42            30
      Dividends from affiliates, less than equity in income                         (117)          (52)
      Gains on asset sales                                                          (275)          (76)
      Changes in operating working capital                                          (451)         (230)
      Other - net                                                                     53            54
                                                                                 -------       -------
            Net cash provided by operating activities                              1,575         1,778

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                           (1,681)       (1,443)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                   -           645
   Proceeds from sales of assets                                                   1,043           222
   Sale of leasehold interests                                                       214             -
   Purchases of investment instruments                                              (959)         (589)
   Sales/maturities of investment instruments                                        964           594
   Other - net                                                                        13             2
                                                                                 -------       -------
            Net cash used in investing activities                                   (406)         (569)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                     94           641
         Repayments                                                                 (287)         (358)
   Net decrease in other borrowings                                                 (301)         (595)
   Issuance of preferred stock by a subsidiary                                         -           112
   Redemption of redeemable Series C preferred stock                                   -          (267)
   Purchases of common stock for treasury                                              -           (77)
   Dividends paid to the company's stockholders
      Common                                                                        (624)         (622)
      Preferred                                                                      (36)          (65)
   Dividends paid to minority shareholders                                           (46)          (77)
   Other - net                                                                         -            (3)
                                                                                 -------       -------
            Net cash used in financing activities                                 (1,200)       (1,311)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                  (13)            7
                                                                                 -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (44)          (95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       404           488
                                                                                 -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   360       $   393
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

                        TEXACO INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

Note 1. Assets Under Agreements for Sale
----------------------------------------

In 1994, Texaco announced that it agreed to sell more than 300 scattered U.S. producing fields to Apache Corporation and agreed to form a strategic alliance with STENA, involving the sale of a portion of its international marine fleet. At December 31, 1994, the net properties, plant and equipment and deferred income taxes relating to those assets, and to other non-core assets for which sales agreements had been signed, were classified as current assets in the Consolidated Balance Sheet under the caption "Assets under agreements for sale." During 1995, virtually all of these non-core asset sales have been completed, generating some $650 million in cash proceeds.

Note 2. Discontinued Operations
-------------------------------

In 1993, Texaco Inc. entered into memorandums of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of substantially all of Texaco's worldwide chemical operations and, therefore, has accounted for these operations as discontinued operations.

On April 21, 1994, Texaco Inc. received from Huntsman Corporation $850 million as part of the sale of Texaco Chemical Company ("TCC"), consisting of $650 million in cash and an 11-year subordinated note with a face amount of $200 million. Not included in this transaction was Texaco's worldwide lubricant additives business.

On September 25, 1995, Texaco announced that it had signed an agreement with Ethyl Corporation ("Ethyl"), a fuel and lubricant additives manufacturer, for the sale of Texaco's worldwide lubricant additives business. The plan to sell Texaco's lubricant additives operations, which had been a division of TCC, was announced in December 1993 when it was separated from the sale of TCC to Huntsman Corporation. At that time, Texaco agreed to work with Huntsman to determine if there was an appropriate third-party buyer or an operating arrangement for the lubricant additives business. The sale to Ethyl is subject to approval by appropriate regulatory agencies and antitrust review under the Hart-Scott-Rodino Act.

The results for Texaco's worldwide lubricant additives business are accounted for as discontinued operations. The assets and liabilities of the worldwide lubricant additives business have been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations."

Revenues for the discontinued operations totaled $171 million and $57 million for the first nine months and the third quarter of 1995, respectively, representing revenues of the lubricant additives business. For 1994, revenues for the discontinued operations totaled $364 million for the first nine months and $53 million for the third quarter, representing revenues of the chemical and lubricant additives businesses for the first quarter of 1994 and only the revenues of the lubricant additives business for the second and third quarters of 1994.

A net charge of $87 million, (including a $2 million provision for income taxes), or $.34 per share, was recorded in the second quarter of 1994 relating to the disposal of the chemical business.

Note 3. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                                                As of
                                                                     ---------------------------
                                                                     September 30,  December 31,
                                                                         1995          1994
                                                                     -----------    ------------
                                                                     (Unaudited)
                                                                          (Millions of dollars)

     Crude oil                                                         $  311        $  284

     Petroleum products and petrochemicals                                852           854

     Other merchandise                                                     32            30

     Materials and supplies                                               190           190
                                                                       ------        ------
          Total                                                        $1,385        $1,358
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

Note 5. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies ("Caltex Group"), owned 50 percent by Texaco and 50 percent by Chevron Corporation, is presented below and is reflected on a 100 percent Caltex Group basis:

                                For the nine months        For the three months
                                ended September 30,        ended September 30,
                                --------------------       ---------------------
                                  1995          1994         1995          1994
                                  ----          ----         ----          ----
                                            (Millions of dollars)

Gross revenues                  $11,603       $10,844      $3,304        $3,906

Income before income taxes      $ 1,034       $   774      $  202        $  268

Net income                      $   667       $   448      $   87        $  151



Net income for the first nine months of 1995 includes a third quarter net charge of $26 million for the restructuring of certain operations and a first quarter net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex Petroleum Corporation affiliate in Japan required for a public project. The proceeds include compensation that will be used to remove and relocate or replace existing fixed operating assets affected by the sale.


                              * * * * * * * * * * *


In the determination of preliminary and unaudited financial statements for the nine -month and three-month periods ended September 30, 1995 and 1994, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1994 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature.
The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Consolidated worldwide net income for Texaco Inc. and subsidiary companies for the third quarter of 1995 was $288 million, or $1.05 per share, as compared with $281 million, or $.98 per share, for the third quarter of 1994. For the first nine months of 1995, net income was $851 million, or $3.10 per share, as compared with $511 million, or $1.68 per share, for the first nine months of 1994.

Net income for the first nine months of 1994 reflects a second quarter net charge of $87 million, (including a $2 million provision for income taxes), or $0.34 per share, for discontinued operations relating to the sale of substantially all of Texaco's worldwide chemical business.

Net income for the third quarter and nine months of 1995 includes $44 million in tax benefits realizable through the sale of an interest in a subsidiary. Nine months 1994 results include similar tax benefits of $87 million, of which $79 million was recognized in the second quarter and $8 million in the third quarter. Results for the third quarter of 1995 also include a net special charge of $42 million, comprised of $56 million for the cost of additional employee separations, $13 million for the restructuring of certain Caltex Petroleum Corporation operations and a $27 million gain from the sale of Texaco's interest in Pekin Energy Company. Additionally, nine-month results for 1995 include first quarter special net gains of $88 million, principally relating to the sale of land by a Caltex affiliate in Japan and to sales of non-core U.S. producing properties.

Third quarter 1994 results include a net special gain of $3 million resulting from a $23 million gain on the sale of an interest in a downstream joint venture in Sweden and a charge of $20 million by an insurance subsidiary related to property damage from a refinery fire. Nine months results for 1994 also include second quarter special charges of $119 million related to employee separations and the write-down of certain non-core assets.

These results are summarized in the following table:

                                                                                 (Unaudited)
                                                                ------------------------------------------------
                                                                For the nine months        For the three months
                                                                ended September 30,        ended September 30,
                                                                --------------------       ---------------------
                                                                 1995          1994         1995          1994
                                                                 ----          ----         ----          ----
                                                                              (Millions of dollars)

Net income from continuing operations before special items      $ 761         $ 627        $ 286         $ 270
Tax benefits on asset sale                                         44            87           44             8
Net special (charges) credits                                      46          (116)         (42)            3
                                                                -----         -----        -----         -----
   Net income from continuing operations                          851           598          288           281
Net loss on disposal of discontinued chemical operations            -           (87)           -             -
                                                                -----         -----        -----         -----
   Net income                                                   $ 851         $ 511        $ 288         $ 281
                                                                =====         =====        =====         =====

Third quarter operating results reflect continued positive progress on Texaco's plan for growth, despite the impact of lower prices for both U.S. natural gas and worldwide crude oil. Improved earnings in the face of these factors reflect Texaco's focus on maximizing core oil and gas results and divesting non-core assets.

Nine months 1995 earnings were boosted by higher worldwide crude oil prices earlier in the year, and continued significant operational improvements and cost reductions, helping offset the $.41 per MCF decrease in U.S. natural gas prices and poor manufacturing margins which dampened solid U.S. marketing performance.

                   OPERATING EARNINGS FROM CONTINUING OPERATIONS


PETROLEUM AND NATURAL GAS
   UNITED STATES
      Exploration and Production

Exploration and production earnings in the U.S. for the third quarter of 1995 were $159 million, as compared with $127 million for the third quarter of 1994. Earnings for the first nine months of 1995 and 1994, including special items, were $472 million and $299 million, respectively. Results for 1995 include a first quarter gain of $120 million from non-core producing property sales, mostly offset by certain write-downs of properties being held for sale and reserves for environmental remediation on these properties which totaled $112 million, resulting in a net gain of $8 million. Results for 1994 included second quarter special charges of $24 million relating to the cost associated with employee separations.

Improvements in comparative results for both the third quarter and first nine months reflect lower operating expenses in core producing properties, the effects of reduced overhead and operating improvements from the application of new technologies. These savings are in addition to expense reductions associated with the sales of non-core producing properties.

Net income for the first nine months of 1995 also benefited from crude oil prices that averaged some $2 per barrel higher than last year, although third quarter 1995 prices were only $.06 per barrel above the comparable 1994 levels. The 1995 prices for heavy Californian crudes, approximately 35 percent of Texaco's U.S. production, were higher than 1994 due to continuing strong regional demand. However, results for both the third quarter and first nine months of 1995 were reduced by the significant deterioration of natural gas prices from last year.

Excluding non-core producing properties, which represented some nine percent of U.S. production, crude oil and natural gas production in 1995 was essentially equal to 1994 levels due to enhanced production from core areas.


      Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution earnings in the U.S. for the third quarter of 1995, including special charges, were $60 million, as compared with $92 million for the third quarter of 1994. Earnings for the first nine months of 1995 and 1994, including special charges, were $69 million and $185 million, respectively. Third quarter and nine months 1995 results include special charges of $11 million relating to employee separations. Results for the first nine months of 1994 include second quarter special charges of $24 million relating to the write-down of certain non-core assets and employee separations.

Third quarter 1995 margins improved substantially over the second quarter of the year, principally on the West Coast. However, third quarter and nine months 1995 results were below the levels experienced last year, reflecting continuing weak margins in many areas and the effects of storm-related downtime and scheduled maintenance at refineries, particularly on the East and Gulf coasts. Expense containment programs partly offset these declines.

   INTERNATIONAL
      Exploration and Production

Exploration and production earnings outside the U.S. for the third quarter of 1995 were $89 million, as compared with $83 million for the third quarter of 1994. Earnings for the first nine months of 1995 were $253 million, as compared with $146 million for the first nine months of 1994, including special charges. Results for 1994 include second quarter special charges of $16 million related to the write-down of certain non-core assets and employee separations.

The increase in comparative operating results for the third quarter reflects production from new fields in China, as well as expanded production in Indonesia and in the Partitioned Neutral Zone between Kuwait and Saudi Arabia. However, these benefits were largely offset by the impact of temporary interruptions of some crude oil production in the North Sea, as well as lower crude oil prices largely in Far East markets.

Nine-month 1995 prices were $1.71 per barrel higher than in 1994. These higher prices, combined with increased crude oil and natural gas production, contributed to the strong comparative earnings improvement for the first nine months.

      Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution earnings outside the U.S. for the third quarter of 1995 and 1994, including special items, were $15 million and $98 million, respectively. Earnings for the first nine months of 1995 and 1994, including special items, were $275 million and $252 million, respectively. Net income for the first nine months of 1995 includes a net special gain of $38 million, comprised of $42 million of third quarter special charges relating to employee separations in subsidiary operations and Caltex restructuring charges and a first quarter net gain of $80 million, principally relating to the sale of land by a Caltex affiliate in Japan. Nine months 1994 results included a $23 million third quarter gain related to the sale of an interest in a downstream joint venture in Sweden and second quarter special charges of $38 million related to employee separations and to the write-down of certain non-core assets.

Comparative third quarter international downstream operating earnings declined as improved results in United Kingdom operations were more than offset by weakened margins in Latin America and lower volumes as a result of the continuing refinery upgrade project in Panama, and lower results in the Caltex operating areas.

The decrease in operating earnings before special charges for the first nine months of 1995 mainly reflects overall weak European margins during the first half of the year, particularly in the U.K., partly offset by solid first-half margins and volumes in Latin America and higher margins in the Caltex operating areas.


NONPETROLEUM

Nonpetroleum results for the third quarter of 1995 and 1994, including special items, were earnings of $36 million and losses of $26 million, respectively. Results for the first nine months of 1995 and 1994, including special items, were earnings of $47 million and losses of $33 million, respectively.

Results for the third quarter and nine months 1995 include a $27 million gain from the sale of the company's interest in Pekin Energy Company. The third quarter and nine months 1994 results included a $20 million special charge in the insurance operations related to property fire damage at the Pembroke, Wales, refinery.

Higher 1995 nonpetroleum earnings mainly reflect the improved loss experience of insurance operations.

          CORPORATE/NONOPERATING RESULTS FROM CONTINUING OPERATIONS

Corporate/nonoperating charges for the third quarter of 1995 and 1994, including special items, were $71 million and $93 million, respectively. Charges for the first nine months of 1995 and 1994, including special items, were $265 million and $251 million, respectively. Results for the first nine months of 1995 include first quarter gains of $25 million, principally from sales of equity securities held for investment by the insurance operations.

The third quarter and nine months 1995 results include $44 million of tax benefits realizable through the sale of an interest in a subsidiary. Nine months 1994 results include similar tax benefits of $87 million, of which $79 million was recognized in the second quarter and $8 million in the third quarter. Special charges for employee separations totaled $16 million for the third quarter and nine months of 1995. The results for the first nine months of 1994 included second quarter special charges of $17 million for employee separations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1995, Texaco's cash, cash equivalents and short-term investments totaled $384 million, as compared to the 1994 year-end level of $464 million. Texaco's total cash from operating activities for the first nine months of 1995 (as presented on the Condensed Statement of Consolidated Cash Flows) included several significant items that were not directly related to current period operations, and which in the aggregate, amounted to a net outflow of some $200 million. Among these items were payments related to employee severance and litigation settlements (primarily the State of Louisiana royalty dispute).

During the first nine months of 1995, cash generated from normal operating activities and proceeds from asset sales, which are discussed below, were used to support Texaco's capital and exploratory expenditures of $1,681 million, for payment of dividends to common, preferred and minority shareholders of $706 million, and for the reduction of debt.

Total debt at September 30, 1995 amounted to $5,952 million as compared to $6,481 million at year-end 1994. Texaco's ratio of total debt to total borrowed and invested capital was 36.0% at September 30, 1995 and 38.5% at year-end 1994. At September 30, 1995, Texaco's long-term debt included $741 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. Texaco maintains a revolving credit facility with commitments of $2.0 billion, which remained unused at both September 30, 1995 and at year-end 1994. Additionally, a subsidiary maintains a long-term revolving credit facility for $330 million, which was fully utilized at September 30, 1995 and year-end 1994 and is reflected in long-term debt. Texaco's total notional principal amount of interest rate swaps declined from $1,202 million at December 31, 1994 to $790 million at September 30, 1995 through maturities and terminations.

Proceeds from asset sales for the first nine months of 1995 amounted to $1,043 million. These proceeds included the sale of non-core producing properties in the United States, mainly some 300 scattered properties sold to Apache Corporation, the sale and leaseback of equipment in a foreign offshore development project, the sale of Texaco's 50 percent equity interest in Pekin Energy Company and the sale of a portion of Texaco's marine fleet. Additionally, Texaco expects to collect some $250 million during the next six months relative to receivables associated with asset sales in 1994 and 1995. Proceeds from asset sales are key to financing growth opportunities in core businesses.

During the third quarter of 1995, Texaco received $214 million, representing partial proceeds from the sale of equipment leasehold interests in conjunction with a sale/leaseback arrangement. Texaco will repurchase these interests at a future date.

Also, during the third quarter of 1995, Texaco announced that it had signed an agreement with Ethyl Corporation, a fuel and lubricant additives manufacturer, for the sale of Texaco's worldwide lubricant additives business, subject to antitrust review under the Hart-Scott-Rodino Act. The proceeds from this sale will be applied to opportunities in core businesses and for other general corporate purposes.

Subsequent to September 30, 1995, Texaco announced a stock repurchase program to buy up to $500 million of its common stock through open market or privately negotiated transactions. Subject to market conditions and applicable regulatory requirements, the stock repurchase program is expected to be completed around the second quarter of 1997.

The company considers its financial position sufficient to meet its anticipated future financial requirements.


EMPLOYEE SEVERANCE PROGRAM
--------------------------

On July 5, 1994, Texaco announced its plan for growth which included a series of action steps to increase competitiveness and profitability. This program also called for reduction in overheads and improvements in operating efficiencies. Implementation of Texaco's program was expected to result in the reduction of approximately 2,500 employees worldwide by June 30, 1995, involving both the U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded a charge of $88 million, net of tax, for the anticipated severance costs associated with the employee reductions.

On October 2, 1995, Texaco announced additional employee separations as a result of the continued successful application of its overhead reduction initiative. In this regard, in the third quarter 1995, Texaco recorded an after-tax charge of $56 million for the cost of these employee separations. By year-end 1996, these overhead reduction initiatives will have effected workload reductions and non-core asset sales, resulting in approximately 4,000 fewer positions worldwide compared with June 1994 levels.

As of September 30, 1995, implementation of Texaco's program has included reductions of over 3,000 employees worldwide with a related commitment to severance payments of $143 million, or an after-tax cost of $99 million. Of this commitment, payments of $128 million have been made as of September 30, 1995.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $2,058 million for the first nine months of 1995, as compared to $1,788 million for the same period of 1994. Consistent with the intent to reinvest the proceeds of non-core asset sales, expenditures for the third quarter of 1995 amounted to $786 million, versus $557 million for the third quarter of 1994.

Increased worldwide exploration and production expenditures in 1995 reflect the continued development of the Captain field in the U.K. sector of the North Sea, as well as higher U.S. expenditures, both onshore and offshore, during the third quarter of 1995.

Downstream expenditures remained relatively stable as compared to the prior year as 1995's higher worldwide marketing investments were balanced out by the completion of several refinery upgrade projects.

                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995 and to Item 3 of Texaco Inc.'s 1994 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of September 30, 1995, Texaco Inc. and its subsidiaries were parties to various proceedings, instituted by governmental authorities, arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of one new proceeding which, because of the amount involved, requires disclosure under applicable Securities and Exchange Commission regulations:

     The Delaware Department of Natural Resources and Environmental Control (DNREC) has informally cited Star Enterprise's Delaware City refinery for emitting nitrogen oxide in quantities exceeding the refinery's permit levels in 1993 and 1994. The DNREC seeks civil penalties of $175,000. Star Enterprise is contesting liability.

Item 5. Other Information
-------------------------

                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                        For the nine months       For the three months
                                                        ended September 30,       ended September 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
                                                                      (Millions of dollars)
FUNCTIONAL NET INCOME
--------------------
Operating earnings (losses) from continuing operations
   Petroleum and natural gas
      Exploration and production
         United States                                 $  472        $  299      $  159        $  127
         International                                    253           146          89            83
                                                       ------        ------      ------        ------
            Total                                         725           445         248           210
                                                       ------        ------      ------        ------
      Manufacturing, marketing and distribution
         United States                                     69           185          60            92
         International                                    275           252          15            98
                                                       ------        ------      ------        ------
            Total                                         344           437          75           190
                                                       ------        ------      ------        ------
            Total petroleum and natural gas             1,069           882         323           400

   Nonpetroleum                                            47           (33)         36           (26)
                                                       ------        ------      ------        ------
            Total operating earnings                    1,116           849         359           374

   Corporate/Nonoperating                                (265)         (251)        (71)          (93)
                                                       ------        ------      ------        ------
   Net income from continuing operations                  851           598         288           281

   Discontinued operations - Net loss on disposal           -           (87)          -             -
                                                       ------        ------      ------        ------
            Net income                                 $  851        $  511      $  288        $  281
                                                       ======        ======      ======        ======

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
Texaco Inc. and subsidiary companies
   Exploration and production
      United States                                    $  633        $  598      $  246        $  148
      International                                       644           376         260           111
                                                       ------        ------      ------        ------
            Total                                       1,277           974         506           259
                                                       ------        ------      ------        ------
   Manufacturing, marketing and distribution
      United States                                       168           166          66            64
      International                                       187           181          69            60
                                                       ------        ------      ------        ------
            Total                                         355           347         135           124
                                                       ------        ------      ------        ------
   Other                                                   18            20           6             6
                                                       ------        ------      ------        ------
            Total                                       1,650         1,341         647           389
                                                       ------        ------      ------        ------
Equity in affiliates
      United States                                        97            96          32            45
      International                                       311           351         107           123
                                                       ------        ------      ------        ------
            Total                                         408           447         139           168
                                                       ------        ------      ------        ------
            Total continuing operations                 2,058         1,788         786           557
                                                       ------        ------      ------        ------
Discontinued operations                                     2            21           1             1
                                                       ------        ------      ------        ------
Total worldwide                                        $2,060        $1,809      $  787        $  558
                                                       ======        ======      ======        ======


                                                                           (Unaudited)
                                                       -----------------------------------------------
                                                        For the nine months        For the three months
                                                        ended September 30,        ended September 30,
                                                       ---------------------      --------------------
                                                          1995          1994        1995          1994
                                                       -------       -------     -------       -------
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
IN AFFILIATES
-------------
Net production of crude oil and natural gas liquids
   (thousands of barrels per day)
      United States                                       381           408         373           407
      Other Western Hemisphere                             17            20          15            21
      Europe                                              117           116         118           126
      Other Eastern Hemisphere                            243           234         257           232
                                                       ------        ------      ------        ------
              Total                                       758           778         763           786

Net production of natural gas available for sale
(millions of cubic feet per day)
     	United States                                     1,627         1,728       1,618         1,720
      Europe                                              210           148         172           137
      Other International                                 170           153         163           157
                                                       ------        ------      ------        ------
		            Total                                     2,007         2,029       1,953         2,014
Natural gas sales (millions of cubic feet per day)
     	United States                                     3,162         3,083       3,046         3,156
     	Europe                                              254           153         227           141
	     Other International                                 180           164         171           167
                                                       ------        ------      ------        ------
        	    	Total                                     3,596         3,400       3,444         3,464

Natural gas liquids sales, including purchased LPG's
   (thousands of barrels per day)
     	United States                                       214           211         207           212
     	International                                        79            70          86            93
                                                       ------        ------      ------        ------
            		 Total                                      293           281         293           305
Refinery input (thousands of barrels per day)
     	United States                                       691           661         703           704
	     Other Western Hemisphere                             35            47          41            53
	     Europe                                              284           279         312           188
	     Other Eastern Hemisphere                            443           456         453           447
                                                       ------        ------      ------        ------
		             Total                                    1,453         1,443       1,509         1,392

Refined product sales (thousands of barrels per day)
     	United States                                       913           876         942           908
	     Other Western Hemisphere                            340           308         331           318
	     Europe                                              453           445         487           411
	     Other Eastern Hemisphere                            736           702         698           707
                                                       ------        ------      ------        ------
             		Total                                    2,442         2,331       2,458         2,344


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits
     _  (11)  Computation of Earnings Per Share of Common Stock of Texaco Inc.
              and Subsidiary Companies.

     _  (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on a
              Total Enterprise Basis.

     _ (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1994) and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     _  (27)  Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the third quarter of 1995, the Registrant filed two Current Reports on Form 8-K for the following events:

     1.  July 25, 1995 (date of earliest event reported: July 25, 1995)

         Item 5. Other Events - reported that Texaco issued an Earnings Press Release for the second quarter 1995. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Second Quarter and First Half 1995," dated July 25, 1995.

     2.  September 26, 1995 (date of earliest event reported: September 25,
         1995)

         Item 5. Other Events - reported that Texaco announced that it had signed an agreement with Ethyl Corporation for the sale of Texaco's worldwide additives business, subject to antitrust review under the Hart-Scott-Rodino Act. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco to Sell Worldwide Lubricant Additives Business to Ethyl Corporation," dated September 25, 1995.

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





Date:  November 13, 1995
       -----------------