Form 10-K
period 1995-12-31
TEXACO INC
filed 1996-03-28
CIK 97349

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995          Commission file number 1-27
                              T e x a c o   I n c .
             (Exact name of registrant as specified in its charter)

           Delaware                                       74-1383447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       2000 Westchester Avenue
        White Plains, New York                              10650
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (914) 253-4000

                                      ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
           Title of each class                                              on which registered
           -------------------                                              -------------------
     Common Stock, par value $6.25                                           New York Stock Exchange
                                                                             Chicago Stock Exchange
                                                                             The Stock Exchange, London
                                                                             Basle, Geneva and Zurich Exchanges
                                                                             Amsterdam, Antwerp and Brussels Exchanges
     Rights to Purchase Series D Junior Participating Preferred Stock        New York Stock Exchange
     Cumulative Adjustable Rate Monthly Income Preferred Shares, Series B*   New York Stock Exchange
     6 7/8% Cumulative Guaranteed Monthly Income Preferred Shares, Series A* New York Stock Exchange
     8 1/2% Notes, due February 15, 2003**                                   New York Stock Exchange
     8 5/8% Debentures, due June 30, 2010**                                  New York Stock Exchange
     8.65% Notes, due January 30, 1998**                                     New York Stock Exchange
     9% Notes, due November 15, 1996**                                       New York Stock Exchange
     9% Notes, due November 15, 1997**                                       New York Stock Exchange
     9% Notes, due December 15, 1999**                                       New York Stock Exchange
     9 3/4% Debentures, due March 15, 2020**                                 New York Stock Exchange
     Extendible Notes, due June 1, 1999 (81/2% to June 1, 1998)**            New York Stock Exchange
     Extendible Notes, due March 1, 2000 (9.45% to March 1, 2000)**          New York Stock Exchange
     Extendible Notes, due January 15, 2000 (8.95% to January 15, 2000)**    New York Stock Exchange

----------
* Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
**   Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.


     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     The Registrant has disclosed, to the best of its knowledge, delinquent filers pursuant to Item 405 of Regulation S-K in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
     The aggregate market value of Texaco Inc. Common Stock held by non-affiliates at the close of business on February 29, 1996, based on the New York Stock Exchange composite sales price, was approximately $21,039,000,000. The market value of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 29, 1996, totaled approximately $761,906,000. The market value of Series F ESOP Convertible Preferred Stock held in the Employees Savings Plan of Texaco Inc. at the close of business on February 29, 1996, totaled approximately $47,717,000.
     As of February 29, 1996, there were 264,096,886 outstanding shares of Texaco Inc. Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)
                                                                                               Part of
                                                                                             Form 10-K
                                                                                             ---------
Texaco Inc. Annual Report to Stockholders for the year 1995.................................    I, II
Proxy Statement of Texaco Inc. relating to the 1996 Annual Meeting of Stockholders..........     III

================================================================================

                                TABLE OF CONTENTS

                                                                                        Page
                                                                   ------------------------------------------------
                                                                                     Texaco Inc.
                                                                   Texaco Inc.        Year 1995       Texaco Inc.
                                                                    Year 1995       Annual Report   March 28, 1996
Form 10-K Item                                                      Form 10-K      To Stockholders  Proxy Statement
--------------                                                      ---------      ---------------  ---------------


                                     PART I


  1. and 2. Business and Properties
         Development and Description of Business..................      1                32               --
         Certain Factors Which May Affect Business................     2-4               --               --
         Worldwide Operations.....................................      4        5-24, 37 and 60-61       --
         Supplementary Exploration and Production Information.....     5-7          64-67 and 70          --
  3.     Legal Proceedings........................................     8-9               60               --
  4.     Submission of Matters to a Vote of Security Holders......      9                --               --

  Executive Officers of Texaco Inc................................     10                --               --


                                     PART II


  5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters.......................     11                74               --
  6.     Selected Financial Data..................................     11                73               --
  7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................     11               26-36             --
  8.     Financial Statements and Supplementary Data
                      -- Financial Statements.....................     11               37-61             --
                      -- Report of Independent Public Accountants.     11                63               --
                      -- Oil and Gas Information..................     11               64-71             --
                      -- Selected Quarterly Financial Data........     11                72               --
  9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................     11                --               --


                                    PART III


10. Directors and Executive Officers of the Registrant............     12                --              2-11
11. Executive Compensation........................................     12                --          2-6, 23-25 and 27
12. Security Ownership of Certain Beneficial Owners
      and Management..............................................     12                --               6-7
13. Certain Relationships and Related Transactions................     12                --                7


                                     PART IV


14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  13-15              --               --



                                     PART I
                                   TEXACO INC.



Items 1 and 2. Business and Properties


                     DEVELOPMENT AND DESCRIPTION OF BUSINESS

         Texaco Inc. was incorporated in Delaware on August 26, 1926, as The Texas Corporation. Its name was changed in 1941 to The Texas Company and in 1959 to Texaco Inc. It is the successor of a corporation incorporated in Texas in 1902. As used herein and within the portions of the documents incorporated by reference, the term Texaco Inc. refers solely to Texaco Inc., a Delaware corporation. The use of such terms as "Texaco," "company," "division," "organization," "we," "us," "our" and "its," when referring either to Texaco Inc. and its consolidated subsidiaries or to subsidiaries and affiliates either individually or collectively, is for convenience only and is not intended to describe legal relationships.

         Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas and petroleum products.

Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support for continuing operations amounted to approximately $154 million in 1995, $175 million in 1994 and $185 million in 1993. These expenditures exclude amounts applicable to discontinued operations of approximately $14 million in 1995, $20 million in 1994 and $45 million in 1993.

Environmental Expenditures

         Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1995, and projections for 1996 and 1997, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from page 32 of Texaco Inc.'s 1995 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies engaged in continuing operations as of December 31, 1995 totaled 28,247. The comparable number of employees as of December 31, 1994 was 29,713.

     The 1995 total excludes approximately 300 employees involved in discontinued operations supporting operations to be sold during 1996, and accordingly, these employees were also excluded from the 1994 total.

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

     In addition, operations and investments in some foreign areas are subject to political and business risks. The nature of these risks varies from country to country and from time to time. The overall effect of the foregoing on Texaco cannot be predicted with any certainty.


Industry Review of 1995

     The world economy grew at a healthy 3.3% rate in 1995, led by robust growth in the developing world. The pivotal U.S. economy experienced a "soft landing," braked by the Federal Reserve's restrictive monetary measures. So too, a strong Deutsche Mark and the adoption of fiscal austerity measures led to lower-than-anticipated growth in Western Europe. Japan remained mired in its worst economic slowdown since the 1930's. In the developing world, on the other hand, economic expansion was generally robust, particularly in the Pacific Rim countries. Additionally, the economic downtrend in the former Soviet bloc appears to have bottomed out in 1995, as Eastern Europe enjoyed relatively strong Gross Domestic Product ("GDP") growth and the large Russian economy experienced only a small contraction.

     The global economic expansion propelled oil demand to a new peak of 69.9 million barrels per day ("BPD") in 1995, an increase of over one million BPD from the prior year. Not since the late 1980's has consumption risen so rapidly, largely due to the expanding energy needs of the developing world. Also of importance, the significant "pull down" effect on world demand from sharply declining consumption in the former Soviet Union has ceased. In the industrialized nations, consumption grew by only 0.4 million BPD due to the adverse effects of mild winter weather in the U.S. and Western Europe, and a cool summer in Japan. In the developing world, on the other hand, demand rose strongly by one million BPD, buoyed by the growth in the Pacific Rim countries. Consumption fell by a mere 0.1 million BPD in the former Soviet bloc (including Eastern Europe) as the downward trend in Soviet demand bottomed out.

                        WORLD PETROLEUM DEMAND
                      (MILLIONS OF BARRELS A DAY)

                       1995        1994        1993
                       ----        ----        ----
  INDUSTRIAL           40.3        39.9        39.0
   NATIONS

  DEVELOPING           23.5        22.5        21.7
   NATIONS

    FORMER              6.1         6.2         7.0
  SOVIET BLOC          ----        ----        ----

    TOTAL              69.9        68.6        67.7
                       ----        ----        ----

     During 1995, the growth in world oil demand was supplied overwhelmingly from non-OPEC sources. Overall, non-OPEC crude output averaged 36.1 million BPD, an increase of about 0.9 million BPD from year-ago levels. The North Sea led the advance, far exceeding all expectations. At the same time, supplies rose significantly from South America as production from Colombia's giant Cusiana field reached almost 0.2 million BPD by year-end.

     There were also substantial gains in Angola, India, Syria and elsewhere. Yet, partially offsetting these increases, output from the former Soviet Union continued to fall, but at a much slower rate than in past years. In the United States, the decline rate also slowed, due largely to the technological advances and success in the deepwater Gulf of Mexico.

     OPEC's ability to expand production was constrained by this surge in non-OPEC supplies. During 1995, OPEC crude oil production averaged 25.3 million BPD, just 0.3 million BPD above its prior-year level. OPEC crude production has nevertheless consistently exceeded the group's volumetric quota which, since late 1993, has been set at 24.5 million BPD.

     Improved economic activity, robust demand growth and low oil inventories contributed to firmer crude oil prices in 1995. Overall, the spot price of U.S. benchmark West Texas Intermediate (WTI) averaged $18.43 per barrel, $1.24 per barrel higher than the previous year. Crude oil markets remained highly volatile, however. For example, spot WTI prices reached about $20.25 per barrel in the spring in response to low U.S. gasoline stocks and tight Atlantic basin crude oil supplies, but fell by about $3.00 per barrel by mid-summer due to high levels of OPEC and North Sea production. By year end, prices were again above $19.00 per barrel, due in part to the extreme cold weather in parts of the U.S. and Europe.

     Refiners' margins remained depressed throughout 1995 in most regions despite the growth in world oil consumption. This reflected continued large-scale additions to refinery upgrading capacity, contributing to a persistent surplus of light product manufacturing capability. The situation was exacerbated by warm weather early in the year which resulted in a distillate inventory overhang.

Near-Term Outlook

     World economic growth is projected to remain strong in 1996, sustained by robust expansion in the developing countries overall, modest increases in the industrialized nations, and some recovery in the former Soviet Union. Although GDP growth in the United States is forecast to decelerate further in 1996, Japan should gradually emerge from recession. Western Europe is expected to enjoy continued, but somewhat lower economic expansion in 1996, sustained by accommodative monetary policy. Within the developing world, expansion in Asia is expected to moderate slightly, but will still be relatively strong. The former Soviet bloc as a whole is anticipated to show positive GDP growth for the first time in six years, as the Russian economy will most likely turn around in 1996.

                NEAR-TERM WORLD SUPPLY/DEMAND BALANCE
                     (MILLIONS OF BARRELS A DAY)

                                     1996       1995
                                     ----       ----

          DEMAND                     71.5       69.9

          SUPPLY

             NON-OPEC CRUDE          37.3       36.1

             OPEC CRUDE              25.3       25.3

             OTHER LIQUIDS            9.1        8.7
                                     ----       ----
          TOTAL SUPPLY               71.7       70.1
                                     ----       ----
          STOCK CHANGE                0.2        0.2
                                     ----       ----

     Worldwide economic expansion is expected to increase oil consumption to about 71.5 million BPD in 1996, a gain of 1.6 million BPD from prior-year levels. Growth in the industrialized nations should account for about 0.6 million BPD of the total. Oil demand in the developing countries should rise by another one million BPD, with most of the growth continued to be concentrated in the Pacific Rim countries. In the former Soviet Union, demand is expected to fall slightly, yet this drop should be offset by increases in Poland, Hungary and the Czech Republic.

     During 1996, the rise in non-OPEC production is expected to continue, once again boosted by expanding output from the North Sea. Non-OPEC crude output is expected to rise by 1.2 million BPD to 37.3 million BPD, with half of this growth coming from combined output from Norway and the United Kingdom. Significant increases should continue in Argentina, Brazil, Angola, Australia, Malaysia, and several other non-OPEC nations. The decrease in production in the former Soviet Union is expected to be a mere 0.1 million BPD, and production may even stabilize at 1995 levels. Also, the rate of decline in the United States is expected to moderate further, with production slippage of only 0.1 million BPD.

     Once again, there appears to be little extra room for significant additional volumes of OPEC oil, given the increases in non-OPEC supplies. OPEC output is thus expected to remain roughly flat at 1995's level. With some OPEC members expanding productive capacity (despite essentially flat world requirements for their oil), petroleum prices could be potentially weak and volatile. Iraqi "humanitarian" oil exports resulting from acceptance of the terms of United Nations Resolution 986 could put substantial downward pressure on oil prices, depending on the response by other OPEC producers.

     Spurred by colder-than-normal weather during the last months of 1995, U.S. natural gas consumption rose sharply to about 21.5 trillion cubic feet (TCF), up
0.8 TCF from prior-year levels. While natural gas prices surged toward year end, they were generally weak during most of the year, a result of high storage levels and strong competition from nuclear and hydropower. This year, demand should continue to grow, averaging over 22 TCF.


                              WORLDWIDE OPERATIONS

         Texaco owns, leases, or has interests in extensive production, manufacturing, marketing, transportation and other facilities throughout the world. A description of the company's worldwide operations appears on pages 5 through 24, and information regarding sales to significant affiliates and geographical financial data appear on pages 37 and 60-61, respectively, of Texaco Inc.'s 1995 Annual Report to Stockholders, applicable portions of which are incorporated herein by reference. Except as indicated under Items 1, 2, 3, 5, 6, 7, 8 and 14, no other data and information appearing in the 1995 Annual Report to Stockholders are deemed to be filed as part of this Annual Report on Form 10-K.

     In 1993, Texaco announced its intention to dispose of substantially all of its worldwide chemical operations, including its lubricant additives business.

     In this regard, also, in 1993, Texaco entered into a memorandum of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of Texaco Chemical Company and related international chemical operations. On April 21, 1994, Texaco Inc. received from Huntsman Corporation $850 million, consisting of $650 million in cash and an 11-year subordinated note with a face amount of $200 million. The note was prepaid in January 1996.

     Subsequent to the above sale to Huntsman Corporation, Texaco continued its efforts to sell its worldwide lubricant additives business, which includes manufacturing facilities in Port Arthur, Texas, Ghent, Belgium, and Rio de Janeiro, Brazil, as well as sales and marketing offices in various locations in the U.S. and abroad. In late 1995, Texaco entered into an agreement to sell this business to Ethyl Corporation, a fuel and lubricant additives manufacturer. Under the terms of the purchase and sale agreement, as amended in February 1996, Ethyl agreed to purchase this business for approximately $195 million. At the February 29, 1996 closing, Texaco received approximately $135 million in cash and a three year note with a face amount of $60 million.

     On March 1, 1995, Texaco completed the sale of more than 300 scattered producing fields to Apache Corporation. The sale included properties located in the Permian Basin of Texas, offshore Gulf of Mexico, onshore Louisiana, East and South Texas, the Rocky Mountains and the Mid-Continent area of the United States.

              SUPPLEMENTARY EXPLORATION AND PRODUCTION INFORMATION

     The following information concerns the oil and gas exploration, development and producing activities of Texaco Inc. and consolidated subsidiaries, as well as Texaco's equity in P.T. Caltex Pacific Indonesia (CPI), a 50%-owned affiliate operating in Other Eastern Hemisphere:

     Estimates of Total Proved Net Oil and Gas Reserve Data Provided to Other
         Governmental Bodies and Availability of Oil and Gas

     Information concerning estimates of total proved net oil and gas reserve data provided to other governmental bodies and availability of oil and gas is incorporated herein by reference from pages 64 to 67 of Texaco Inc.'s 1995 Annual Report to Stockholders.

     Average Sales Prices and Production Costs--Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 70 of Texaco Inc.'s 1995 Annual Report to Stockholders.


Oil and Gas Acreage
                                                                                               As of December 31, 1995
                                                                                               -----------------------
         Thousands of acres                                                           Gross                               Net
         ------------------                                                           -----                               ---
     Producing
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................           3,298                              1,905
              Other Western Hemisphere.....................................             488                                148
              Europe.......................................................             146                                 53
              Other Eastern Hemisphere  ...................................             790                                197
                                                                                        ---                                ---
                  Total Texaco Inc. and Consolidated Subsidiaries..........           4,722                              2,303

         Equity in an Affiliate-Other Eastern Hemisphere...................             203                                101
                                                                                        ---                                ---
                               Total worldwide.............................           4,925                              2,404
                                                                                      -----                              -----
     Undeveloped
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................           6,469                              4,893
              Other Western Hemisphere  ...................................           9,835                              6,653
              Europe                                                                  6,601                              2,441
              Other Eastern Hemisphere.....................................          63,834                             32,010
                                                                                     ------                             ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........          86,739                             45,997

         Equity in an Affiliate-Other Eastern Hemisphere...................           2,243                              1,121
                                                                                      -----                              -----
                               Total worldwide.............................          88,982                             47,118
                                                                                     ------                             ------

                           Total Oil and Gas Acreage.......................          93,907                             49,522
                                                                                     ======                             ======


Number of Wells Capable of Producing*
                                                                                               As of December 31, 1995
                                                                                               -----------------------
     Oil wells                                                                        Gross                               Net
                                                                                      -----                               ---
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................          28,974                             14,090
              Other Western Hemisphere  ...................................           1,908                                215
              Europe                                                                    229                                 56
              Other Eastern Hemisphere  ...................................           1,343                                457
                                                                                      -----                                ---
                  Total Texaco Inc. and Consolidated Subsidiaries..........          32,454                             14,818

         Equity in an Affiliate-Other Eastern Hemisphere...................           4,140                              2,070
                                                                                      -----                              -----
                               Total worldwide**...........................          36,594                             16,888
                                                                                     ======                             ======

     Gas wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................           6,069                              2,624
              Other Western Hemisphere  ...................................             266                                 64
              Europe                                                                     42                                  9
              Other Eastern Hemisphere  ...................................              22                                  6
                                                                                         --                                  -
                  Total Texaco Inc. and Consolidated Subsidiaries..........           6,399                              2,703

         Equity in an Affiliate-Other Eastern Hemisphere...................              27                                 14
                                                                                         --                                 --
                               Total worldwide**...........................           6,426                              2,717
                                                                                      =====                              =====

----------
  * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plugging and abandonment have been excluded from the number of wells capable of producing.
 ** Includes 148 gross and 52 net multiple completion oil wells and 12 gross and 10 net multiple completion gas wells.



Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
                                                                     --------------------------------
                                                             1995                  1994                 1993
                                                             ----                  ----                 ----
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................     12    15     14       16   23     17        24    29    29
     Other Western Hemisphere......................     --     2      1       --   --      1        --    --     1
     Europe........................................     14     1      3       --   --      2        --    --     8
     Other Eastern Hemisphere......................      1    --      5        2   --     11        --     1     8
                                                        --    --     --       --   --     --        --    --    --
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................     27    18     23       18   23     31        24    30    46
   Equity in an Affiliate
     Other Eastern Hemisphere......................     --    --     --       --   --      1         1    --     1
                                                        --    --     --       --   --     --        --    --    --
         Total worldwide...........................     27    18     23       18   23     32        25    30    47
                                                        ==    ==     ==       ==   ==     ==        ==    ==    ==

Net development wells
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................    291    91     19      244   82      7       212   101    13
     Other Western Hemisphere......................      8     1     --        5    5      1         8     2     2
     Europe........................................      2     1     --        7    2     --         7     1    --
     Other Eastern Hemisphere......................     23    --      1       13   --     --        14    --    --
                                                        --    --     --       --   --     --        --    --    --
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................    324    93     20      269   89      8       241   104    15
   Equity in an Affiliate
     Other Eastern Hemisphere......................    135    --     --       98   --     --        76    --    --
                                                       ---    --     --       --   --     --        --    --    --
         Total worldwide...........................    459    93     20      367   89      8       317   104    15
                                                       ===    ==     ==      ===   ==     ==       ===   ===    ==

----------
* Exploratory wells which identify oil and gas reserves, but have not resulted in recording of proved reserves pending further evaluation, are not considered completed wells. Reserves which are identified by such wells are included in Texaco's proved reserves when sufficient information is available to make that determination. This is particularly applicable to deep exploratory areas which may require extended time periods to assess, such as the U.K. sector of the North Sea.






Additional Well Data                                                     As of December 31, 1995
                                                                         -----------------------
                                                                                    Pressure Maintenance
                                                         Wells in the               --------------------
                                                         process of                                   Projects in
                                                          drilling            Installations         the process of
                                                       Gross      Net         in operation          being installed
                                                       -----      ---         ------------          ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States...................................       55       38               260                     --
   Other Western Hemisphere........................       --       --                13                     --
   Europe..........................................       32       21                13                     --
   Other Eastern Hemisphere........................       27        8                 5                      1
                                                          --       --               ---                     --
     Total Texaco Inc. and Consolidated
       Subsidiaries................................      114       67               291                      1

Equity in an Affiliate
   Other Eastern Hemisphere........................        5        2                 6                     --
                                                         ---       --               ---                     --
       Total worldwide.............................      119       69               297                      1
                                                         ===       ==               ===                     ==


Item 3. Legal Proceedings

     Litigation--Information relative to legal proceedings pending against Texaco Inc. and subsidiary companies is presented in Note 17, Contingent Liabilities, on page 60 of Texaco Inc.'s 1995 Annual Report to Stockholders, which note is incorporated herein by reference.

     As of December 31, 1995, Texaco Inc. and its subsidiaries were parties to various proceedings instituted or contemplated by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations.

     On June 9, 1992, an administrative complaint was served on Texaco Chemical Company ("TCC")* by the U.S. Environmental Protection Agency ("EPA"), Region VI, alleging certain violations of the State Implementation Plan at TCC's Port Neches, Texas chemical plant. The EPA is seeking civil penalties of $149,000. Texaco Inc. is contesting liability.

     On December 28, 1992, an administrative complaint was served on TCC by the EPA, Region VI, alleging hazardous waste, PCB, release notification and reporting violations at TCC's Port Neches chemical plant. The EPA is seeking civil penalties of $3.8 million. Texaco Inc. is contesting liability. The EPA and the company agreed to consolidate this complaint with the above-referenced June 9, 1992 complaint, and the consolidated matter is pending before an EPA Region VI administrative law judge.

     On January 21, 1994, an administrative proceeding was initiated by the Texas Natural Resource Conservation Commission ("TNRCC"), alleging violations of the Texas Solid Waste Disposal Act and the Texas Water Code at TCC's Port Neches chemical plant. The TNRCC is seeking civil penalties of $381,840 and remediation of certain areas of the chemical plant. A tentative settlement has been reached among TCC, Huntsman and the TNRCC whereby Huntsman will pay TNRCC $151,000, perform certain corrective actions and seek reimbursement for these costs from the company. The parties are awaiting final approval of the settlement's terms by the TNRCC's commissioners.

     On May 23, 1994, the EPA, Region VII, instituted an administrative proceeding alleging that on 12 occasions pipelines owned by Texaco Trading and Transportation Inc. ("TTTI"), a wholly owned subsidiary of the registrant, released oil into surface waters in violation of the Federal Clean Water Act. The agency is seeking a penalty of $10,000 for each release. TTTI is contesting liability.

     On June 6, 1995, the Delaware Department of Natural Resources and Environmental Control ("DNREC") informally cited Star Enterprise's Delaware City refinery for emitting nitrogen oxide in quantities exceeding the refinery's permit levels in 1993 and 1994. Star Enterprise and DNREC have agreed to settle the matter for $175,000.




----------
* Texaco Chemical Company was sold on April 21, 1994 to Huntsman Corporation ("Huntsman") and, by agreement, Texaco Inc. retains obligations applicable to events occurring prior to the closing date.

     On December 21, 1995, the U.S. Department of Justice informed TTTI that it contemplated seeking civil penalties of $4,225,000 relating to spills along Texaco Pipeline Inc. systems in Kansas in 1991. A tolling agreement is in place while the parties discuss this matter.

     In addition, Texaco Inc., on behalf of itself and its subsidiaries and affiliates, has agreed to participate in the U.S. Environmental Protection Agency's Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program. There are 125 participants in this program. As a participant, Texaco has agreed to audit its files for materials which under current EPA guidelines would be subject to substantial risk notification under Section 8(e) of TSCA and to pay stipulated penalties for each such report submitted under this program. Based on its audit to date, Texaco estimates that its liability will be in excess of $100,000, but is unable to calculate the exact amount at this time. However, under this program, Texaco's liability cannot exceed $1 million in the aggregate. No administrative proceeding is pending; however, Texaco will be required to enter an Administrative Order On Consent pursuant to this program.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   ----------

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 28, 1996 are:

               Name                         Age          Position
               ----                         ---          --------
         Alfred C. DeCrane, Jr...........   64       Chairman of the Board and Chief Executive Officer
         Peter I. Bijur..................   53       Vice Chairman
         Allen J. Krowe..................   63       Vice Chairman
         C. Robert Black.................   60       Senior Vice President
         William C. Bousquette...........   59       Senior Vice President and Chief Financial Officer
         James L. Dunlap.................   58       Senior Vice President
         William K. Tell, Jr.............   62       Senior Vice President
         Glenn F. Tilton.................   47       Senior Vice President
         Stephen M. Turner...............   57       Senior Vice President and General Counsel
         John D. Ambler..................   61       Vice President
         Clarence P. Cazalot, Jr.........   45       Vice President
         Eugene G. Celentano.............   57       Vice President
         David C. Crikelair..............   48       Vice President
         Carl B. Davidson................   62       Vice President and Secretary
         William P. Doyle................   64       Vice President
         Patrick J. Lynch................   58       Vice President
         Thomas M. Matthews..............   52       Vice President
         Elizabeth P. Smith..............   46       Vice President
         Robert A. Solberg...............   50       Vice President
         Michael N. Ambler...............   59       General Tax Counsel
         James F. Link...................   51       Treasurer
         Robert C. Oelkers...............   51       Comptroller


     For more than five years, each of the officers of Texaco Inc. listed above, except for Mr. William C. Bousquette, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Mr. Bousquette joined Texaco in January 1995 as Senior Vice President and Chief Financial Officer. Prior to joining Texaco, Mr. Bousquette was Executive Vice President and Chief Financial Officer of Tandy Corporation. Mr. Bousquette joined Tandy in 1990 as Chief Financial Officer.

     On January 29, 1996, Texaco announced that Mr. Alfred C. DeCrane, Jr., will retire as Chairman of the Board of Directors and Chief Executive Officer of the company on July 1, 1996. The Board also announced that it had elected Mr. Peter
I. Bijur a Director and Vice Chairman of Texaco Inc. and that he will become Chairman of the Board and Chief Executive Officer effective with Mr.
DeCrane's retirement.

     Effective April 1, 1996, Mr. Richard F. Brenner will join the company as President of the company's Human Resources Division and as a Texaco Inc. Vice President. Mr. Brenner currently is Vice President, Global Human Resources for AT&T/NCR, a computer subsidiary of AT&T. Mr. Brenner succeeds Mr. John D. Ambler, who has elected to take early retirement after more than 40 years of service.

     Dr. William P. Doyle has elected to retire from the company, effective July 1, 1996, after more than 36 years of service.

     There is no family relationship among any of the officers of Texaco Inc.

                                     PART II

The following information, contained in Texaco Inc.'s 1995 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1995 Annual Report to Stockholders, as provided to stockholders:

                                                                                                  1995
                                                                                             Annual Report to
                                                                                               Stockholders
Form 10-K Item                                                                                Page Reference
--------------                                                                                --------------

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                                 74(a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      73
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 26-36

Item 8.    Financial Statements and Supplementary Data
               Statement of Consolidated Income                                                     37
               Consolidated Balance Sheet                                                           38
               Statement of Consolidated Cash Flows                                                 39
               Statement of Consolidated Stockholders' Equity                                      40-41
               Notes to Consolidated Financial Statements                                          42-61
               Report of Independent Public Accountants                                             63
               Supplemental Information on Oil and Gas Producing Activities                        64-71
               Selected Quarterly Financial Data                                                    72
                                                                                               --------------
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                             Not applicable.



----------
(a) Only the data and information provided under the caption "Common Stock Market and Dividend Information" is deemed to be filed as part of this Annual Report on Form 10-K.


                                    PART III

The following information, contained in Texaco Inc.'s Proxy Statement dated March 28, 1996, relating to the 1996 Annual Meeting of Stockholders, is incorporated herein by reference. Except as indicated under Items 10, 11, 12 and 13, no other data and information appearing in the Proxy Statement dated March 28, 1996 are deemed to be filed as part of this Annual Report on Form 10-K. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1996 Proxy Statement, as provided to stockholders:


                                                                                            March 28, 1996
                                                                                            Proxy Statement
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------

Item 10.   Directors and Executive Officers of the Registrant
           --The Board of Directors
                  Governance, Committees and Compensation                                           2-6
           --Security Ownership of Directors and Management                                          7
           --Item 1--Election of Directors                                                          8-11

Item 11.   Executive Compensation
           --The Board of Directors
                  Governance, Committees and Compensation                                           2-6
           --Summary Compensation Table                                                              23
           --Option Grants in 1995                                                                 24-25
           --Aggregated Option Exercises in 1995 and Year-End Option Values                          25
           --Retirement Plan                                                                         27

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --Voting Securities                                                                       6-7
           --Security Ownership of Directors and Management                                           7

Item 13.   Certain Relationships and Related Transactions
           --Other Relationships                                                                      7


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     The following information, contained in Texaco Inc.'s 1995 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1995 Annual Report to Stockholders, as provided to stockholders:


(a)  The following documents are filed as part of this report:                                   1995
                                                                                             Annual Report
     1. Financial Statements (incorporated by reference from the indicated                To Stockholders
               pages of Texaco Inc.'s 1995 Annual Report to Stockholders):                  Page Reference
                                                                                            --------------
          Statement of Consolidated Income for the three years
            ended December 31, 1995 ....................................................          37
          Consolidated Balance Sheet at December 31, 1995 and 1994......................          38
          Statement of Consolidated Cash Flows for the three years
            ended December 31, 1995 ....................................................          39
          Statement of Consolidated Stockholders' Equity
            for the three years ended December 31, 1995.................................         40-41
          Notes to Consolidated Financial Statements....................................         42-61
          Report of Independent Public Accountants......................................          63
     2. Financial Statement Schedules
          Caltex Group of Companies Combined Financial Statements, the
            investments in which are accounted for on the equity method and are filed as part of this report.


     Financial statements and schedules of certain affiliated companies have been omitted in accordance with the provisions of Rule 3.09 of Regulation S-X.
     Financial Statement Schedules are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.
     3. Exhibits
           --        (3.1)  Copy of Restated Certificate of Incorporation
                            of Texaco Inc., as amended to and including
                            November 9, 1994, including Certificate of
                            Designations, Preferences and Rights of Series B
                            ESOP Convertible Preferred Stock, Series D Junior
                            Participating Preferred Stock, Series F ESOP
                            Convertible Preferred Stock and Series G, H, I and
                            J Market Auction Preferred Shares, filed as Exhibit
                            3.1 to Texaco Inc.'s Annual Report on Form 10-K for
                            1994 dated March 27, 1995, incorporated by
                            reference, SEC File No. 1-27.
           --        (3.2)  Copy of By-Laws of Texaco Inc., as amended to
                            and including February 26, 1993, filed as Exhibit
                            3.2 to Texaco Inc.'s Annual Report on Form 10-K for
                            1994 dated March 27, 1995, incorporated by
                            reference, SEC File No. 1-27.
           --          (4)  Instruments  defining the rights of holders of long-
                            term debt of Texaco Inc. and its subsidiary companies are not being filed, since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Texaco Inc. and its subsidiary companies on a consolidated basis. Texaco Inc. agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.
           -- (10(iii)(a))  Texaco Inc.'s Stock Incentive Plan,
                            incorporated by reference to pages A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993, SEC File No. 1-27.
           -- (10(iii)(b))  Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages IV-1 through IV-5 of Texaco
                            Inc.'s proxy statement dated April 10, 1989 and to Exhibit A of Texaco Inc.'s proxy statement dated
                            March 29, 1991, SEC File No. 1-27.

           -- (10(iii)(c))  Texaco Inc.'s Incentive Bonus Plan, incorporated by reference to page IV-5 of Texaco Inc.'s proxy
                            statement dated April 10, 1989, SEC File No. 1-27.
           -- (10(iii)(d))  Description of Texaco Inc.'s Supplemental  Pension
                            Benefits Plan,  incorporated by reference to pages
                            8 and 9 of Texaco Inc.'s proxy statement dated
                            March 17, 1981, SEC File No. 1-27.
           -- (10(iii)(e))  Description of Texaco Inc.'s Revised
                            Supplemental Pension Benefits Plan, incorporated by
                            reference to pages 24 through 27 of Texaco Inc.'s
                            proxy statement dated March 9, 1978, SEC File No.
                            1-27.
           -- (10(iii)(f))  Description of Texaco Inc.'s Revised Incentive
                            Compensation Plan, incorporated by reference to
                            pages 10 and 11 of Texaco Inc.'s proxy statement
                            dated March 13, 1969, SEC File No. 1-27.
           --         (11)  Computation  of  Earnings Per  Share of Common Stock
                            of Texaco Inc. and Subsidiary Companies.
           --       (12.1)  Computation of Ratio of Earnings to Fixed Charges of
                            Texaco on a Total Enterprise Basis.
           --       (12.2)  Definitions of Selected Financial Ratios.
           --         (13)  Copy of those portions of Texaco Inc.'s 1995 Annual
                            Report to  Stockholders  that are  incorporated  by
                            reference into this Annual Report on Form 10-K.
           --         (21)  Listing of significant Texaco Inc. subsidiary
                            companies and the name of the state or other
                            jurisdiction in which each subsidiary was organized.
           --         (23)  Consent of Arthur Andersen LLP.
           --         (24)  Powers of Attorney for the Directors and certain
                            Officers of Texaco Inc. authorizing, among other
                            things, the signing of Texaco Inc.'s Annual Report
                            on Form 10-K on their behalf.
           --         (27)   Financial Data Schedule.

(b) --  Reports on Form 8-K.
        During the fourth quarter of 1995, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:
        1. October 3, 1995 (date of earliest event reported:  October 2, 1995)
                Item 5. Other Events - reported that Texaco will record a third quarter 1995 after-tax charge of approximately $55 million for the cost of additional employee separations. Further, reported that the third quarter 1995 results will also include a $27 million gain from the sale of Texaco's interest in Pekin Energy Company and tax benefits of some
                $45 million realized through the sale of an interest in a subsidiary. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco to Record Third
                Quarter Charge For Ongoing Overhead Reduction Initiative" dated October 2, 1995.
        2. October 23, 1995 (date of earliest event reported:  October 23, 1995)
                Item 5. Other Events--reported that Texaco issued an
                Earnings Press Release for the third quarter and first nine months of 1995. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports
                Results for the Third Quarter and Nine Months 1995" dated October 23, 1995.
        3. October 30, 1995 (date of earliest event reported:  October 27, 1995)
                Item 5. Other Events--reported that the Board of Directors approved the repurchase of up to $500 million of Texaco
                Inc. common stock through open market or privately negotiated transactions. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Inc. Announces Stock Repurchase Program" dated October 27, 1995.
        4. December 7, 1995 (date of earliest event reported:  December 6, 1995)
                Item 5. Other Events--reported that its 50 percent owned affiliate, Caltex Petroleum Corporation ("Caltex"), had signed a letter of intent to sell its 50 percent interest in Nippon Petroleum Refining Company to Caltex' partner,
                Nippon Oil Company for approximately $2 billion. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Caltex to Sell Its 50 Percent Stake in Nippon Petroleum Refining Company" dated December 6, 1995.
        5. December 11, 1995 (date of earliest event reported: December 8, 1995)
                Item 5. Other Events--reported that it will adopt
                Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fourth quarter of 1995. Texaco appended as an exhibit thereto a copy of the press release entitled "Texaco to Adopt
                Required Accounting Change in Fourth Quarter of 1995" dated December 8, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 28th day of March, 1996.

                                   TEXACO INC.
                                                          (Registrant)
                                                        CARL B. DAVIDSON
                                        By   ...................................
                                                       (CARL B. DAVIDSON)
                                                   Vice President and Secretary
Attest:
                   R. E. KOCH
By   .......................................
                  (R. E. KOCH)
               Assistant Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

ALFRED C. DECRANE, JR..........Chairman of the Board and Chief Executive Officer
                                   (Principal Executive Officer)
WILLIAM C. BOUSQUETTE..........Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)
ROBERT C. OELKERS..............Comptroller
                                   (Principal Accounting Officer)

Directors:

         ROBERT A. BECK                          ALLEN J. KROWE
         PETER I. BIJUR                          THOMAS S. MURPHY
         JOHN BRADEMAS                           CHARLES H. PRICE, II
         WILLARD C. BUTCHER                      ROBIN B. SMITH
         EDMUND M. CARPENTER                     WILLIAM C. STEERE, JR.
         ALFRED C. DECRANE, JR.                  THOMAS A. VANDERSLICE
         MICHAEL C. HAWLEY                       WILLIAM WRIGLEY
         FRANKLYN G. JENIFER



                   R. E. KOCH
By   .......................................
                  (R. E. KOCH)
      Attorney-in-fact for the above-named
             officers and directors


                                                                 March 28, 1996

                                INDEX TO EXHIBITS


     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.


     Exhibits
     --------
         (3.1) Copy of Restated Certificate of Incorporation of Texaco Inc., as
               amended to and including November 9, 1994, including Certificate of Designations, Preferences and Rights of Series B ESOP
               Convertible Preferred Stock, Series D Junior Participating
               Preferred Stock, Series F ESOP Convertible Preferred Stock and
               Series G, H, I and J Market Auction Preferred Shares,
               incorporated by reference to Texaco Inc.'s
               Annual Report on Form 10-K for 1994 dated March 27, 1995.                                        *

         (3.2) Copy of By-Laws of Texaco Inc., as amended to and including
               February 26, 1993, incorporated by reference to Texaco Inc.'s
               Annual Report on Form 10-K for 1994 dated March 27, 1995.                                        *

  (10(iii)(a)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages A-1 through A-8 of Texaco Inc.'s proxy statement dated
               April 5, 1993.                                                                                   *

  (10(iii)(b)) Texaco Inc.'s Stock Incentive Plan, incorporated by reference to pages IV-1 through IV-5 of Texaco Inc.'s proxy statement dated
               April 10, 1989
               and to Exhibit A of  Texaco Inc.'s proxy statement dated March
               29, 1991.                                                                                        *

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

  (10(iii)(e)) Description of Texaco Inc.'s Revised Supplemental Pension
               Benefits Plan, incorporated by reference to pages 24 through 27
               of Texaco Inc.'s proxy statement dated March 9, 1978.                                                             *

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

          (11) Computation of Earnings Per Share of Common Stock of Texaco Inc.
               and Subsidiary Companies.

        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.





        (12.2) Definitions of Selected Financial Ratios.

          (13) Copy of those portions of Texaco Inc.'s 1995 Annual Report to
               Stockholders that are incorporated by reference into this Annual
               Report on Form 10-K.

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

          (27) Financial Data Schedule.






                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1995












                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995





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

o American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiary, provides services for and manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly or in the same properties.

         A brief description of each company's operations and the Group's environmental activities follows:


Caltex Petroleum Corporation (Caltex)
-------------------------------------

         Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. Certain refining and marketing operations are conducted through joint ventures, with equity interests in 15 refineries in 11 countries. Caltex' share of refinery inputs approximated 903,000 barrels per day in 1995. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of a new 130,000 barrels per day refinery in Thailand is progressing with completion anticipated in 1996. At year end 1995, Caltex had over 7,000 employees, of which about 3% were located in the United States.

         With a strong presence in its principal operating areas, Caltex has an average market share of 17.9% with refined product sales of approximately 1.3 million barrels per day in 1995. Caltex built 97 new branded retail outlets during 1995 and refurbished 85 existing locations in its aim to upgrade its retail distribution network.

         Caltex conducts international crude oil and refined product logistics and trading operations from a subsidiary in Singapore. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Caltex is also active in the petrochemical business, particularly in Japan and South Korea.


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

         CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government granted an extension to the year 2021 during 1992. CPI also acts as operator for four other petroleum contract areas in Sumatra, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 2.446 million acres with production established in the giant Minas and Duri fields, along with 72 smaller fields. Gross production from fields operated by CPI for 1995 was over 753,000 barrels per day. CPI entitlements are sold to its shareholders, who use it in their systems or sell it to third parties. At year end 1995, CPI had about 6,300 employees, all located in Indonesia.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION



American Overseas Petroleum Limited (AOPL)
------------------------------------------

         In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. One of the contract areas is dedicated to geothermal reserves. Geothermal proved reserves in Darajat, West Java, are able to supply a 100 megawatt power generating plant for over 30 years. Production of steam generation during 1995 was 368,219,927 KWH, with 55 megawatts being sold under a 30 year energy contract and 70 megawatts of electrical power generation being developed for sale. A joint operating agreement is being developed with a new Indonesian partner to carry out geothermal business interests. At year end, AOPL had about 275 employees, of which about 6% were located in the United States.

Environmental Activities
------------------------

         The Group's activities are subject to environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations. The Group has an active program to ensure its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits. At December 31, 1995, the Group had accrued $21 million for various remediation activities. The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1995, the Group, including its equity share of nonsubsidiary companies, incurred capital costs of $206 million and nonremediation related operating expenses of $139 million. The major component of the Group's expenditures is for the prevention of air pollution. In addition, as of December 31, 1995, reserves relative to the future cost of restoring and abandoning existing oil and gas properties were $48 million. Based upon existing statutory and regulatory requirements, investment and operating plans and known exposures, the Group believes environmental expenditures will not materially affect its liquidity, financial position or results of operations.

KPMG  Peat Marwick LLP

      Certified Public Accountants

      200 Crescent Court        Telephone 214 754 2000     Telefax 214 754 2297
      Suite 300
      Dallas, TX 75201-1885










                          Independent Auditors' Report
                          ----------------------------



To the Stockholders
The Caltex Group of Companies:

     We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1995 and 1994, and the related combined statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the combined financial statements, effective January 1, 1994, the Group adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."




                                                    /s/ KPMG Peat Marwick LLP
                                                    KPMG Peat Marwick LLP

Dallas, Texas
February 12, 1996





      Member Firm of
      Klvnveld Peat Marwick Goerdeler


                                                CALTEX GROUP OF COMPANIES
                                   COMBINED BALANCE SHEET - DECEMBER 31, 1995 AND 1994
                                                  (MILLIONS OF DOLLARS)

                                                        ASSETS


                                                                                        1995              1994
                                                                                       ------            -----
 CURRENT ASSETS:

    Cash and cash equivalents (including time deposits of
      $60 in 1995 and $136 in 1994)                                                    $  166           $  251

    Notes and accounts receivable, less allowance for doubtful accounts of $11 in 1995 and $14 in 1994:
        Trade                                                                           1,002            1,107
        Other                                                                             238              187
        Nonsubsidiary companies                                                           210               88
                                                                                       ------          -------
                                                                                        1,450            1,382
    Inventories:
        Crude oil                                                                         130              132
        Refined products                                                                  516              573
        Materials and supplies                                                             61               73
                                                                                      -------          -------
                                                                                          707              778

    Other                                                                                   -               10
                                                                                      -------          -------

             Total current assets                                                       2,323            2,421

INVESTMENTS AND ADVANCES:

    Nonsubsidiary companies at equity                                                   3,163            2,370
    Miscellaneous investments and long-term receivables,
       less allowance of $8 in 1995 and 1994                                              207              198
                                                                                       ------           ------
                                                                                        3,370            2,568

PROPERTY, PLANT AND EQUIPMENT, AT COST:

    Producing                                                                           3,485            3,284
    Refining                                                                            1,468            1,787
    Marketing                                                                           2,160            2,552
    Other                                                                                   9              154
                                                                                      -------           ------
                                                                                        7,122            7,777

    Less: Accumulated depreciation, depletion and amortization                          2,868            3,165
                                                                                        -----            -----
                                                                                        4,254            4,612

PREPAID AND DEFERRED CHARGES                                                              170              209
                                                                                       ------           ------

             Total assets                                                             $10,117           $9,810
                                                                                      =======           ======


            See accompanying Notes to Combined Financial Statements.


                                                CALTEX GROUP OF COMPANIES
                                   COMBINED BALANCE SHEET - DECEMBER 31, 1995 AND 1994
                                                  (MILLIONS OF DOLLARS)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                         1995             1994
                                                                                        ------           -----
CURRENT LIABILITIES:

    Notes payable to banks and other financial institutions                           $ 1,576           $1,229

    Long-term debt due within one year                                                     89              157

    Accounts payable:
      Trade and other                                                                   1,195            1,240
      Stockholder companies                                                                90               77
      Nonsubsidiary companies                                                              74              123
                                                                                      -------           ------
                                                                                        1,359            1,440

    Accrued liabilities                                                                    97              113

    Estimated income taxes                                                                102              133
                                                                                       ------           ------

        Total current liabilities                                                       3,223            3,072


LONG-TERM DEBT                                                                            628              715

ACCRUED LIABILITY FOR EMPLOYEE BENEFITS                                                    98              113

DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES                                        864              789

DEFERRED INCOME TAXES                                                                     209              236

MINORITY INTEREST IN SUBSIDIARY COMPANIES                                                 136              152


STOCKHOLDERS' EQUITY:

    Common stock                                                                          355              355
    Additional paid-in capital                                                              2                2
    Retained earnings                                                                   4,187            3,898
    Currency translation adjustment                                                       350              399
    Unrealized holding gain on investments                                                 65               79
                                                                                      -------          -------
        Total stockholders' equity                                                      4,959            4,733

COMMITMENTS AND CONTINGENT LIABILITIES                                                     --               --

        Total liabilities and stockholders' equity                                    $10,117           $9,810
                                                                                       ======            =====


            See accompanying Notes to Combined Financial Statements.



                                                    CALTEX GROUP OF COMPANIES
                                                  COMBINED STATEMENT OF INCOME
                                      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                      (MILLIONS OF DOLLARS)



                                                                           1995           1994             1993
                                                                         -------         -------         -------

SALES AND OTHER OPERATING REVENUES(1)                                    $15,067         $14,751         $15,409

OPERATING CHARGES:
     Cost of sales and operating expenses(2)                              13,045          12,801          13,431
     Selling, general and administrative expenses                            620             568             496
     Depreciation, depletion and amortization                                361             331             295
     Maintenance and repairs                                                 104             160             170
                                                                         -------         -------         -------
                                                                          14,130          13,860          14,392
                                                                          ------          ------          ------

          Operating income                                                   937             891           1,017

OTHER INCOME (DEDUCTIONS):
     Equity in net income of nonsubsidiary companies                         425             263             140
     Dividends, interest and other income                                    130             134              99
     Foreign exchange, net                                                    37             (73)             23
     Interest expense                                                       (159)           (101)            (93)
     Minority interest in subsidiary companies                                (4)             (3)             (8)
                                                                            ----            ----            ----
                                                                             429             220             161
                                                                             ---             ---             ---

          Income before provision for income taxes                         1,366           1,111           1,178
                                                                           -----           -----           -----

PROVISION FOR INCOME TAXES:
     Current                                                                 449             467             433
     Deferred                                                                 18             (45)             25
                                                                            ----            ----            ----
       Total provision for income taxes                                      467             422             458
                                                                             ---             ---             ---

       Net income                                                           $899            $689            $720
                                                                             ===             ===             ===

  (1) Includes sales to:
       Stockholder companies                                              $1,376          $1,250         $   943
       Nonsubsidiary companies                                            $1,524          $1,044         $   944

  (2) Includes purchases from:
       Stockholder companies                                              $1,834          $1,662          $2,410
       Nonsubsidiary companies                                            $1,638          $1,587          $1,356








            See accompanying Notes to Combined Financial Statements.


                                                  CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF RETAINED EARNINGS
                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                    (MILLIONS OF DOLLARS)

                                                                           1995            1994           1993
                                                                          ------          ------         ------

Balance at beginning of year                                              $3,898          $3,688          $3,310
   Net income                                                                899             689             720
   Cash dividends                                                           (610)           (479)           (342)
                                                                           -----          ------          ------
Balance at end of year                                                    $4,187          $3,898          $3,688
                                                                           =====           =====           =====



                                              COMBINED STATEMENT OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                    (MILLIONS OF DOLLARS)

                                                                            1995            1994           1993
                                                                          -------         -------         ------
OPERATING ACTIVITIES:
Net income                                                                  $899            $689            $720
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation, depletion and amortization                               361             331             295
      Dividends from nonsubsidiary companies,
        less than equity in net income                                      (349)           (220)           (103)
      Net gains/losses on asset sales                                         11             (17)             (4)
      Deferred income taxes                                                   18             (45)             25
      Prepaid charges and deferred credits                                    69             115             (41)
      Changes in operating working capital                                   (27)             58              31
      Other                                                                   66              77              10
                                                                          ------            ----            ----
Net cash provided by operating activities                                  1,048             988             933
                                                                           -----             ---             ---

INVESTING ACTIVITIES:
Capital expenditures                                                        (663)           (837)           (763)
Investments in and advances to nonsubsidiary companies                      (150)           (131)           (149)
Net purchases/sales of investment instruments                                 (7)             14             (21)
Proceeds from asset sales                                                     46              37              73
                                                                            ----            ----            ----
Net cash used in investing activities                                       (774)           (917)           (860)
                                                                             ---             ---             ---

FINANCING ACTIVITIES:
Proceeds from borrowings having original terms
  in excess of three months                                                1,063           1,257             745
Repayments of borrowings having original terms
  in excess of three months                                               (1,093)           (880)           (704)
Net increase in other borrowings                                             275             135             140
Dividends paid, including minority interest                                 (617)           (482)           (342)
                                                                             ---             ---            ----
Net cash provided by (used in) financing activities                         (372)             30            (161)
                                                                             ---            ----             ---

Effect of exchange rate changes on cash
  and cash equivalents                                                        13             (16)             15
                                                                            ----              --              --
Net change in cash and cash equivalents                                      (85)             85             (73)
Cash and cash equivalents at beginning of year                               251             166             239
                                                                             ---             ---             ---
Cash and cash equivalents at end of year                                    $166            $251            $166
                                                                             ===             ===             ===

            See accompanying Notes to Combined Financial Statements.

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(1)   Summary of Significant Accounting Policies

      Principles of Combination

      The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary and P.T. Caltex Pacific Indonesia after the elimination of intercompany balances and transactions. Subsidiaries include companies owned directly or indirectly more than 50 percent except cases in which control does not rest with the Group.

      A subsidiary of Chevron Corporation and two subsidiaries of Texaco Inc. (stockholders) each own 50% of the outstanding common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining and marketing crude oil and refined products in the Eastern Hemisphere. The Group employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

      Translation of Foreign Currencies

     The U.S. dollar is the functional currency for all principal subsidiary operations. Nonsubsidiary companies in Japan and Korea use the local currency as the functional currency.

     Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that the effects of any such changes in the near term would not have a material impact on the financial statements.

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

      Derivative Financial Instruments

      Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivatives' gains and losses are recognized currently in income.

      Environmental Matters

      Compliance with environmental regulations is determined in consideration of the existing laws in each of the countries in which the Group operates and the Group's own internal standards. The Group capitalizes expenditures that create future benefits or contribute to future revenue generation. Remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available nondiscounted estimated costs using data developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

      Reclassifications

      Certain amounts have been reclassified for preceding periods to conform with the current year's presentation.


(2)   Changes In Accounting Principles

      The Group adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified into three categories based on management's intent. Such investments are to be reported at fair value except for debt securities intended to be held to maturity which are to be reported at amortized cost. Previously, all such investments were accounted for at amortized cost. The cumulative effect of this change at January 1, 1994 was an increase in stockholders' equity of $70 million, after related taxes, representing unrealized net gains applicable to securities categorized as available-for-sale under the new standard. Such securities are primarily held by nonsubsidiary companies accounted for by the equity method.

      Effective October 1, 1995, the Group adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes guidelines for recognizing and measuring impairment of long-lived assets. Adoption of this standard did not impact the combined financial statements of the Group.

                           CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(3)   Inventories

      The excess of current cost over the stated value of inventory maintained on the LIFO basis was approximately $52 million and $56 million at December 31, 1995 and 1994, respectively.

      During 1995, 1994 and 1993, inventory quantities maintained on the LIFO basis were reduced at certain locations. The inventory reductions, net of market valuation adjustments, resulted in a decrease in the earnings of consolidated subsidiaries and nonsubsidiary companies at equity of approximately $1 million and $8 million in 1995 and 1994, respectively, and an increase of $1 million in 1993.

      Charges of $104 million reduced income in 1993 to reflect a market value of certain inventories lower than their LIFO carrying value. Earnings of $25 million and $30 million, net of inventory reduction effects, were recorded in 1995 and 1994, respectively, to reflect a partial recovery of prior year charges.


 (4)  Nonsubsidiary Companies at Equity

      Investments in and advances to nonsubsidiary companies at equity at December 31 include the following (in millions):

                                                                     Equity Share       1995        1994
                                                                     ------------       ----        ----

      Nippon Petroleum Refining Company, Limited                          50%          $1,132        $997
      Koa Oil Company, Limited                                            50%             427         448
      Honam Oil Refinery Company, Limited                                 50%             762         557
      Australian Petroleum Pty. Limited                                   50%             412           -
      Star Petroleum Refining Company, Ltd.                               64%             327         266
      All other                                                         Various           103         102
                                                                                       ------      ------
                                                                                       $3,163      $2,370
                                                                                       ======      ======

      Effective May 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited, a competitor, to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets with a carrying value of $419 million for its 50% equity interest in APPL. CAL's petroleum refining and marketing net assets were contributed at their historical basis, and no gain or loss was recognized on the transaction. The carrying value of CAL's investment in APPL exceeds its proportionate share of APPL's net equity. The excess will be amortized over a period of 20 years.

      The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Due to provisions in the SPRC shareholder agreement, control over SPRC does not rest with the Group. In addition, the Group's degree of ownership is temporary. The SPRC construction and operation agreement between the government's Ministry of Industry and the Group stipulates that the Group must reduce its interest in SPRC to a minority share by the year 2000.

                           CALTEX GROUP OF COMPANIES


                     NOTES TO COMBINED FINANCIAL STATEMENTS



(4)   Nonsubsidiary Companies at Equity - Continued

      Shown below is summarized combined financial information for these nonsubsidiary companies (in millions):

                                                 100%                                 Equity Share
                                        ---------------------                    --------------------
                                          1995         1994                        1995           1994
                                        -------       ------                     -------        ------

      Current assets                     $7,125       $5,352                     $3,556         $2,651
      Other assets                       10,415        7,821                      5,368          3,858

      Current liabilities                 5,608        4,940                      2,804          2,363
      Other liabilities                   5,865        3,504                      3,039          1,776

      Net worth                           6,067        4,729                      3,081          2,370




                                                 100%                                  Equity Share
                                     ----------------------------              ----------------------------
                                       1995       1994      1993                1995        1994       1993
                                     --------   --------  -------              ------     -------     -----

      Operating revenues              $15,396   $10,886  $10,679               $7,674     $5,418     $5,304
      Operating income                    955       770      494                  472        381        242
      Net income                          859       526      281                  425        263        140


      During 1995, a nonsubsidiary company of the Group sold certain property required by a local government. The nonsubsidiary was compensated for the value of the property transferred and the cost of replacing operating assets affected by the transfer. While the compensation is to be fully utilized in the reconstruction program over a five year period, the excess of the compensation over the net book value of the property and the dismantled operating assets was recognized in 1995 earnings by the nonsubsidiary. The Group's after-tax equity share of the gain was $171.5 million.

      Retained earnings at December 31, 1995 and 1994, includes $1.7 billion and $1.4 billion, respectively, representing the Group's share of undistributed earnings of nonsubsidiary companies at equity.

     Cash dividends received from these nonsubsidiary companies were $76 million, $43 million, and $37 million in 1995, 1994, and 1993, respectively.

      Sales to the other 50 percent owner of Nippon Petroleum Refining Company, Limited of products refined by Nippon Petroleum Refining Company, Limited and Koa Oil Company, Limited were approximately $2.1 billion, $2 billion, and $1.9 billion in 1995, 1994, and 1993, respectively.

      On December 6, 1995, the Group signed a memorandum of understanding with Nippon Oil Company, Limited (NOC) to sell the Group's interest in Nippon Petroleum Refining Company, Limited. Subsequently, on January 30, 1996, the Group signed binding agreements for the sale and scheduled the closing for April 1, 1996. The agreed proceeds are 200 billion yen (approximately $2 billion) and the impact on the Group's earnings in 1996 is currently estimated to be a net after-tax gain of approximately $650 million, inclusive of the impact of a forward exchange contract hedge.

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(5)   Notes Payable

      Short-term financing consists primarily of demand loans, promissory notes, acceptance credits and overdrafts. The weighted average interest rates on short-term financing at December 31, 1995, and 1994 were 7.0% and 6.8%, respectively.

      Unutilized lines of credit available for short-term financing totaled $844 million at December 31, 1995.


(6)   Long-Term Debt

      Long-term debt, with related interest rates at December 31, 1995, consist of the following (in millions):

                                                                      1995             1994
                                                                      ----             ----

         U.S. dollars:
                Variable interest rate term loans                     $243              $233
                Fixed interest rate term loans
                   with 6.7% average rate                               58               206
         Australian dollars:
                Variable interest rate term loan                        50                 -
                Promissory notes payable with
                   7.6% average rate                                    19                81
                Fixed interest rate loans with
                   11.2% rate due 2001-2002                            230               132
                Other                                                    -                38
         New Zealand dollars:
                Variable interest rate term loans                       13                16
         Other                                                          15                 9
                                                                       ---              ----
                                                                      $628              $715
                                                                       ===               ===

      At December 31, 1995 and 1994, $19 million and $124 million, respectively, of short-term borrowings were classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1996, as the Group has both the intent and ability to refinance this debt on a long-term basis. At December 31, 1995 and 1994, $19 million and $170 million, respectively, of long-term committed credit facilities were available with major banks to support notes payable classified as long-term debt.

      Aggregate maturities of long-term debt for the next five years are as follows (in millions): 1996 - $89 (included on the combined balance sheet as a current liability and excluding short-term borrowings classified as long-term debt); 1997 - $56; 1998 - $70; 1999 - $95; 2000 - $97; 2001 and thereafter -
$310.

                           CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



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

      The funded status of retirement plans, primarily foreign and inclusive of nonsubsidiary companies at equity, at December 31 follows (in millions):

                                                               Assets Exceed               Accumulated
                                                                Accumulated                  Benefits
      Funding Status                                              Benefits                Exceed Assets
      --------------                                           ---------------           ---------------

                                                               1995       1994           1995       1994
                                                               ----       ----           ----       ----
     Actuarial present value of:
         Vested benefit obligation                             $186       $224           $215       $194
         Accumulated benefit obligation                         208        248            251        229
         Projected benefit obligation                           362        408            308        308

      Amount of assets available for benefits:
         Funded assets at fair value                           $341       $385           $123       $109
         Net pension (asset) liability recorded                 (23)       (22)           146        149
                                                                ---        ---            ---        ---
             Total assets                                      $318       $363           $269       $258
                                                                ===        ===            ===        ===

       Assets less than projected benefit obligation           $(44)      $(45)          $(39)      $(50)

       Consisting of:
         Unrecognized transition net assets
             (liabilities)                                       13         21             (5)        (7)
         Unrecognized net losses                                (38)       (39)           (30)       (40)
         Unrecognized prior service costs                       (19)       (27)            (4)        (3)

       Weighted average rate assumptions:
         Discount rate                                         10.5%      10.5%          5.1%       6.3%
         Rate of increase in compensation                       8.2%       7.9%          3.1%       4.4%
         Expected return on plan assets                        10.1%      10.8%          4.5%       5.5%



      Components of Pension Expense                                1995         1994         1993
      -----------------------------                                ----         ----         ----

         Cost of benefits earned during the year                    $32          $27          $27
         Interest cost on projected benefit obligation               55           55           58
         Actual return on plan assets                               (47)         (23)         (59)
         Net amortization and deferral                               12          (16)          16
                                                                     --           --           --
             Total                                                  $52          $43          $42
                                                                     ==           ==           ==

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(8)   Operating Leases

      The Group has various operating leases involving service stations, equipment and other facilities for which net rental expense was $91 million, $121 million, and $110 million in 1995, 1994, and 1993, respectively.

      Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions): 1996 - $35; 1997 - $37; 1998 - $38; 1999 - $40; 2000 - $41; 2001 and thereafter - $73.


 (9)  Commitments and Contingencies

      On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made. These issues were resolved in the Group's favor by the Federal District Court in March 1992, through a forum non conveniens dismissal. Subsequent to that dismissal, but consistent with its terms, cases were filed against the Group entities in the Philippine courts (over and above those previously filed there subsequent to the collision, all of which are in various stages of litigation and are being vigorously resisted). However, and notwithstanding the Houston Federal District Court dismissal, the plaintiffs filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans. The Group removed that case to Federal District Court in New Orleans from which it was remanded back to Louisiana State Court. The Group then sought injunctive and other relief from the Federal District Court in Houston in order to ensure that Court's previous dismissal would be given proper effect. On having its request for relief denied, the Group then filed an expedited appeal to the U. S. Fifth Circuit Court of Appeals. That court, in January of 1996, affirmed the Federal District Court's refusal to enjoin the plaintiffs' proceeding with their Louisiana lawsuit. The Group has filed requests for rehearing with the Fifth Circuit three judge panel which heard the case and, additionally, for en banc consideration of the case by the entire Fifth Circuit.
Management is contesting this case vigorously.

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

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(9)   Commitments and Contingencies - Continued

      While it is impossible to ascertain the ultimate legal and financial liability with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position, results of operations, or liquidity.

      Unconditional purchase obligations in 1993 were not considered material. However, in April 1994, a Group subsidiary entered into a contractual commitment, effective October 1996, for a period of eleven years, to purchase refined products in conjunction with the financing of a refinery that is presently under construction by a nonsubsidiary company. Total future estimated commitments (in billions) for the Group under this and other similar contracts, based on current pricing and projected growth rates, are: 1996 - $1.1, 1997 - $1.1, 1998 - $1.2, 1999 - $1.3, 2000 - $1.3, and 2001 to expiration of contracts
- $6.1. Purchases (in billions) under similar contracts were $.5, $.5, and $.6 in 1995, 1994, and 1993, respectively.


(10)  Financial Instruments

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. As of December 31, the Group had commitments outstanding for interest rate swaps and foreign currency transactions for which the notional or contractual amounts are as follows (in millions):

                                                                            1995         1994
                                                                            ----         ----

         Interest rate swaps - Pay Fixed, Receive Floating               $  485         $ 363
         Interest rate swaps - Pay Floating, Receive Fixed               $  230         $ 182
         Commitments to purchase foreign currencies                      $  439         $ 252
         Commitments to sell foreign currencies                          $2,001         $ 274

      The Group enters into interest rate swaps in managing its interest rate risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities up to ten years. Unrealized gains and losses on contracts outstanding at year-end 1995 and 1994 were not material.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Forward exchange contracts hedging existing liabilities have maturities of up to seven years, and those contracts hedging firm commitments have maturities of under a year. Contracts at December 31, 1995 primarily reflect a hedge of the agreed proceeds of 200 billion yen (approximately $2 billion) from the April 1, 1996 sale of the Group's interest in Nippon Petroleum Refining Company, Limited, a nonsubsidiary. As of December 31, 1995, the estimated unrealized exchange gain on this hedge is $42 million. Unrealized gains and losses applicable to the remaining forward exchange contracts at December 31, 1995 and to the contracts at December 31, 1994 were immaterial since the forward rates approximated year-end spot rates.

      The Group's activity in commodity-based derivative contracts, that must be settled in cash, is not material. Unrealized gains and losses on commodity-based derivative contracts outstanding at year-end 1995 and 1994 were not material.

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(10)  Financial Instruments - Continued

      The Group's long-term debt of $628 million and $715 million at December 31, 1995 and 1994, respectively, had fair values of $639 million and $707 million at December 31, 1995 and 1994, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturity.

      The Group had investments in debt securities available-for-sale at amortized costs of $65 million and $63 million at December 31, 1995 and 1994, respectively, and investments in debt securities held to maturity at amortized costs of $14 million and $77 million at December 31, 1995 and 1994, respectively. The fair value of these securities at December 31, 1995 and 1994 approximates amortized costs. At December 31, 1995 and 1994, investments in debt securities available-for-sale had maturities less than ten years and investments in debt securities held to maturity had maturities less than one year. At December 31, 1995 and 1994, the Group's carrying amount for investments in nonsubsidiary companies accounted for at equity included $65 million and $83 million, respectively, for net-of-tax unrealized net gains on investments held by these nonsubsidiaries.

      The Group had commitments of $12 million and $99 million at December 31, 1995 and 1994, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business. In addition, the Group is contingently liable at December 31, 1995, for a maximum of $192 million, for precompletion sponsor support of project finance obligations of a nonsubsidiary. Considering the status of the construction at December 31, 1995, the need for precompletion sponsor support is unlikely. The Group will become contingently liable for post-completion support of these project finance obligations when the nonsubsidiary has met certain plant physical completion requirements.

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


(11)  Taxes

      Taxes charged to income consist of the following (in millions):


                                                      1995            1994            1993
                                                      ----            ----            ----
      Taxes other than income taxes:
         Duties, import and excise taxes            $1,660          $2,384          $1,978
         Other                                          29              32              29
                                                     -----           -----           -----
      Total taxes other than income taxes            1,689           2,416           2,007
         Provision for income taxes                    467             422             458
                                                     -----           -----           -----
                                                    $2,156          $2,838          $2,465
                                                     =====           =====           =====


                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(11)  Taxes - Continued

      The provision for income taxes, substantially all foreign, has been computed on an individual company basis at rates in effect in the various countries of operation. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate to income before provision for income taxes) as follows:


                                                                   1995          1994          1993
                                                                   ----          ----          ----

      Computed "expected" tax expense                              35.0%         35.0%         35.0%

      Effect of recording equity in net
         income of nonsubsidiary companies
         on an after tax basis                                    (10.9)         (8.3)         (4.2)

      Effect of dividends received
         from subsidiary and
         nonsubsidiary companies                                    2.9           4.4           4.2

      Foreign income subject to foreign taxes
         in excess of U.S. statutory tax rate                       8.3           6.9           7.4

      Increase/(Decrease) in deferred tax asset
         valuation allowance                                         .6            .3          (3.1)

      Other                                                        (1.7)          (.3)          (.4)
                                                                   ----         -----         -----
                                                                   34.2%         38.0%         38.9%
                                                                   ====          ====          ====

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in millions):

                                                         Deferred              Deferred
                                                        Tax Assets          Tax Liabilities
                                                     --------------         ---------------
                                                     1995      1994         1995      1994
                                                     ----      ----         ----      ----
            Inventory                               $   4     $  17        $   9     $  12
            Depreciation                                -        -           306       310
            Retirement plans                           29        34            3         2
            Tax loss carryforwards                     24        27            -        -
            Investment allowances                      62        40            -        -
            Other                                      43        30           44        41
                                                     ----      ----         ----       ---
                                                      162       148          362       365
            Valuation allowance                       (17)       (9)           -        -
                                                      ---        --        -----    -----
            Total deferred taxes                     $145      $139         $362      $365
                                                      ===       ===          ===       ===

      The Group classifies deferred taxes as net current or net non-current based on the balance sheet classification of the related assets or liabilities. Deferred taxes were classified on the combined balance sheet as current liabilities, included in estimated income taxes, $8 million and non-current liabilities $209 million at December 31, 1995 and as other current assets $10 million and non-current liabilities $236 million at December 31, 1994.

                            CALTEX GROUP OF COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



(11)  Taxes - Continued

      The valuation allowance has been established to record deferred tax assets at amounts where recoverability is more likely than not. Net income was decreased in 1995 and 1994 by $8 million and $3 million, respectively, and increased by $36 million in 1993 for changes in the deferred tax asset valuation allowance.

      Undistributed earnings for which no deferred income tax provision has been made approximated $4.1 billion at December 31, 1995 and $3.8 billion at December 31, 1994. Such earnings have been or are intended to be indefinitely reinvested. These earnings would become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.


(12)  Cash Flows

      For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

      The "Changes in Operating Working Capital" consists of the following (in millions):


                                                          1995              1994               1993
                                                          ----              ----               ----
              Notes and accounts receivable                $42              $(97)               $82
              Inventories                                  (89)              (37)                66
              Accounts payable                              15               152               (147)
              Accrued liabilities                           31                16                 16
              Estimated income taxes                       (26)               24                 14
                                                            --                --               ----
                 Total                                    $(27)             $ 58               $ 31
                                                            ==                ==                 ==

      "Net Cash Provided by Operating Activities" includes the following cash payments for interest and income taxes (in millions):

                                                          1995              1994              1993
                                                          ----              ----              ----

      Interest paid (net of capitalized interest)         $144             $ 94               $ 92

      Income taxes paid                                   $466             $444               $391


      During 1995, Caltex Australia Limited exchanged, in a non-cash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, a nonsubsidiary of the Group. No significant non-cash investing or financing transactions occurred in 1994 or 1993.


(13)  Oil and Gas Exploration, Development and Producing Activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on equity affiliates. Accordingly, such disclosures are not presented herein.

                                                                       APPENDIX


DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN EXHIBIT 13 - TEXACO INC.'S 1995 ANNUAL REPORT TO STOCKHOLDERS.

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 1995 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 1995 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1995 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix is separated into two parts. Part A (Items A1-A15) describes the graphic/image/illustration material contained in the portion of Texaco Inc.'s 1995 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1995 Annual Report on Form 10-K, in response to Form 10-K Items l and 2-Business and Properties. Part B (Items B1-B15) describes the graphic material contained in the portion of Texaco Inc.'s 1995 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1995 Annual Report on Form 10-K, in response to Form 10-K Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART A
------

A1. The first item is an illustration in the left margin on page 6. The illustration depicts 3-D visualization technology. Below the illustration on the bottom of page 6 in the left margin is a caption which reads as follows, "Texaco is a leader in the practical application of advanced 3-D visualization technology."

A2. The second item is an illustration in the right margin on page 7. The illustration is entitled, "Worldwide Reserve Replacement Ratios And Finding And Development Costs - Three-Year Rolling Average." There are three separate three-year periods analyzed. Each period has an illustration containing dollars along with a barrel of oil. The text accompanying each period reads as follows: "1991-1993 - 101% Of Production Replaced At $4.53 Per Barrel"; "1992-1994 - 106% Of Production Replaced At $4.04 Per Barrel" and "1993-1995 - 117% of Production Replaced At $3.54 Per Barrel". Below the illustration on the bottom of page 7 in the right margin is a caption which reads as follows, "Texaco consistently ranks high in profitable reserve additions and cost-competitive exploration and development."

A3. The third item is a full two-page illustration on pages 8 and 9. The illustration is entitled, "New Technology Yields Deepwater Discovery." The illustration depicts various stages (five shown) of a deepwater discovery utilizing seismic technology. Accompanying the illustration is text on the top of page 8 which reads as follows, "Our proprietary vertical cable seismic technology reveals hydrocarbon zones not found with conventional towed-streamer seismic. Its tolerance for inclement weather and heavy seas is an advantage in the North Sea, where it has identified new gas reserves in the Strathspey field. And in the deepwater Gulf of Mexico, vertical cable seismic provided data that led to the 1995 Gemini discovery."

A4. The fourth item is an illustration in the left margin on page 10. The illustration depicts multi-lateral horizontal drilling techniques (two shown). Under the illustration on the bottom of page 10 in the left margin is a caption which reads as follows, "Texaco is invigorating production in a mature field with multi-lateral horizontal wells drilled in a waterflood project."

A5. The fifth item is an illustration in the right margin on page 11. The illustration depicts development drilling techniques (three shown) that Texaco utilizes in the North Sea. Under the illustration on the bottom of page 11 in the right margin is a caption which reads as follows, "Development drilling in the North Sea Erskine field draws on Texaco's experience in the Gulf of Mexico."

A6. The sixth item is a full two-page illustration on pages 12 and 13. The illustration is entitled, "Steamflooding Drives Duri's Production." The illustration depicts the various stages (six shown) of steamflooding technology. Accompanying the illustration is text on the top of page 12 which reads as follows, "At the Duri field, Texaco's affiliate P.T. Caltex Pacific Indonesia (CPI) uses steam to extract heavy crude oil that has a consistency of honey. Texaco, with CPI, is a leader in achieving production efficiencies through advanced heat management. Our Kern River field in California, a steamflood second in size only to Duri, uses similar technology, creating synergies that benefit Texaco and CPI."

A7. The seventh item is an illustration in the left margin on page 14. The illustration is entitled, "Lease Operating Expenses In The U.S. - Cost Per Barrel Of Oil Extracted." The illustration depicts the per barrel lease operating expenses for the years 1993, 1994 and 1995. Each year has an illustration containing dollars which represent the per barrel expenses. The per-barrel amounts for 1993, 1994 and 1995 are $4.60, $4.33 and $3.97, respectively. Under the illustration on the bottom of page 14 in the left margin is a caption which reads as follows, "Progress in reducing our U.S. lease operating expenses contributes to lowering operating expenses overall."

A8. The eighth item is an illustration in the left margin on page 16. The illustration is entitled "Total Refinery Utilization - Texaco's Company - Owned Refineries In The U.S." The illustration depicts the refinery utilization percentage for the years 1993, 1994 and 1995. Each year has an illustration containing refineries which represents the percentage of refinery utilization. The utilization percentages for 1993, 1994 and 1995 are 90.9%, 94.8% and 96.1%, respectively. Under the illustration on the bottom of page 16 in the left margin is a caption which reads as follows, "We improved refinery utilization in 1995 with initiatives to maximize the value of our manufacturing assets."

A9. The ninth item is an illustration of a container of Texaco's Havoline Extended Anti-Freeze/Coolant which appears in the right margin on page 17. Under the illustration on the bottom of page 17 in the right margin is a caption which reads as follows, "Texaco's long-life coolant lasts 100,000 miles, contributing to sound environmental management of the product."

A10. The tenth  item is a full  two-page  illustration  on pages 18 and 19.  The illustration is entitled, "New Stations Generate Retail Profits." The illustration depicts a widespread layout (six features shown) of Texaco's newest retail outlets. Accompanying the illustration is text on the top of page 18 which reads as follows, "Texaco's newest retail outlets offer customers convenient one-stop shopping for CleanSystem3 gasoline, a fast-food snack or last-minute groceries, a quick oil change or a car wash. We began introducing these highly profitable redesigned stations in 1995 in key markets in the Kansas City area and in Southern California. Star Enterprise will open a prototype station in Atlanta early in 1996."

A11. The eleventh item is an illustration in the left margin on page 20. The illustration is entitled, "Latin America Refined Product Sales - Thousands Of Barrels A Day." The illustration depicts refined product sales for the years 1993, 1994 and 1995. Each year has an illustration of barrels representing the refined product sales. The refined product sales, in thousands of barrels a day, for 1993, 1994 and 1995 are 307, 325 and 355, respectively. Under the illustration at the bottom of page 20 in the left margin is a caption which reads as follows, "Increased sales volumes in Latin America in 1995 brought earnings growth of 17% in the region."

A12. The twelfth item is an illustration in the right margin on page 21. The illustration is entitled, "Caltex Refined Product Sales - Millions Of Barrels A Day." The illustration depicts refined product sales for Caltex for the years 1993, 1994 and 1995. Each year has an illustration of barrels representing the refined product sales. The refined product sales, in millions of barrels a day, for 1993, 1994 and 1995 are 1.2, 1.2 and 1.3, respectively. Under the illustration at the bottom of page 21 in the right margin is a caption which reads as follows, "Caltex sales of refined products, including Havoline Formula3 motor oil, regained solid growth in 1995."

A13. The thirteenth item is an illustration in the left margin on page 22. The illustration is entitled, "Texaco's Lost - Time Incidence Rate - Number Of Injuries Resulting In Lost Time Per 1,000 Workers." The illustration depicts the number of injuries resulting in lost time during 1991, 1992, 1993, 1994 and 1995. Each year has an illustration of safety helmets representing the number of injuries. The number of injuries resulting in lost time per 1,000 workers in 1991, 1992, 1993, 1994 and 1995 are 7.2,
     9.3, 6.9, 7.5 and 5.9, respectively. Under the illustration on the bottom of page 22 in the left margin is a caption which reads as follows, "We made progress during 1995 in preventing incidents that result in lost workdays."

A14. The fourteenth  item is two separate  illustrations  in the right margin on page 23. The first illustration is entitled, "Women In Texaco's U.S. Workforce." The illustration depicts the percentage of women that made up Texaco's U.S. workforce for the years 1989 and 1994. Each year has an illustration of figures representing the percentage of women. The percentage of women for the years 1989 and 1994 are 23.8% and 29.3%, respectively. The second illustration is entitled, "Minorities in Texaco's U.S. Workforce." The illustration depicts the percentage of minorities that made up Texaco's U.S. workforce for the years 1989 and 1994. Each year has an illustration of figures representing the percentages of minorities. The percentage of minorities for the years 1989 and 1994 are 15.2% and 19.4%, respectively. Under the second illustration on the bottom of page 23 in the right margin is a caption which reads as follows, "Our progress in hiring and promoting minorities and women reflects Texaco's commitment to equal opportunity."

A15. The fifteenth item is an illustration of the Metropolitan Opera in the left margin on page 24. Under the illustration on the bottom of page 24 in the left margin is a caption that reads as follows, "Texaco brings Metropolitan Opera broadcasts to music lovers on both sides of the Atlantic."

PART B
------

B1. The first graph is located on the bottom of page 26 on the left side of the page. The bar graph is entitled "Returns on Average Stockholders' Equity." The X axis depicts percentages from 0% to 15% with 3% increments. The Y axis depicts the years 1993, 1994 and 1995. Each year has 2 bar graphs, one on top of the other, representing rate of return based on net income excluding special items (blue) and rate of return based on net income as reported (yellow). The returns are depicted as follows:

                                    Excluding
                                    Special Items             As Reported
                                    -----------------         ------------------
      1993                            11.3%                     12.5%
      1994                             9.2%                      9.8%
      1995                            11.9%                      7.5%


      Below the graph a footnote appears which states "Returns exclude the 1995 cumulative effect of accounting change and discontinued operations."

B2. The second graph is located on the bottom of page 26 on the right side of the page. The bar graph is entitled "Total Debt to Total Borrowed and Invested Capital." The X axis depicts percentages from 0% to 40% with 10% increments. The Y axis depicts the years 1993, 1994 and 1995. The percentages are depicted as follows:


      1993                          38.7%
      1994                          38.5%
      1995                          38.0%


B3. The third graph is located on the bottom of page 27 on the left side of the page. The bar graph is entitled "Revenues." The X axis depicts dollars in billions from $0 to $40 with $10 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 4 colors representing the sources of revenues from refined products (blue), crude oil (red), natural gas (green) and other revenues (including equity and services) (yellow). The revenues, in billions of dollars, for each year and segment are depicted as follows:

                                                                       Other Revenues
                  Refined           Crude            Natural           (Including Equity
                  Products          Oil              Gas               and Services)             Total
                  -----------       -------          ---------         ----------------------    -------
      1993        $17.5             $11.1            $2.3              $3.2                      $34.1
      1994        $17.9             $ 9.8            $2.4              $3.3                      $33.4
      1995        $19.4             $11.4            $2.3              $3.7                      $36.8


     Below the graph a footnote appears which states "Excludes revenues for discontinued operations."

B4. The fourth graph is located on the bottom of page 27 on the right side of the page. The bar graph is entitled "Costs and Expenses." The X axis depicts dollars in billions from $0 to $40 with $10 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 2 colors representing purchases and other costs (red) and expenses (yellow). Purchases and other costs and expenses, in billions of dollars, for each year and segment are depicted as follows:

                  Purchases and
                  Other Costs               Expenses                      Total
                  -------------------       -------------                 -------
      1993        $24.7                     $8.2                          $32.9
      1994        $23.9                     $8.2                          $32.1
      1995        $27.2                     $8.5                          $35.7


      Below the graph a footnote appears which states "Excludes amounts for discontinued operations."

B5. The fifth graph is located on the bottom of page 28 on the left side of the page. The bar graph is entitled "Exploration And Production - Total Operating Earnings." The X axis depicts dollars in millions from $0 to $1200 with $300 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (blue) and International (yellow). The operating earnings, in millions of dollars, are depicted as follows:

                      United States         International                 Total
                      ------------------    ----------------              --------
      1993            $510                  $322                          $832
      1994            $414                  $253                          $667
      1995            $293                  $340                          $633


B6. The sixth graph is located on the bottom of page 28 on the right side of the page. The line graph is entitled "Average Crude Oil Selling Prices-Per Quarter" and is shown in dollars per barrel by quarter for the years 1993, 1994 and 1995. The X axis depicts the calendar quarters for 1993, 1994 and 1995. The Y axis depicts dollars per barrel from $10 to $20 with $2 increments. Each quarter has 2 sets of points plotted represented by a blue line and a red line graph. The blue line represents average crude oil selling prices per barrel in the United States and the red line represents average International crude oil selling prices per barrel. The selling prices are depicted as follows:

                                              United States                  International
                                            ----------------------       ----------------------
      First Quarter 1993                    $15.46 per barrel             $16.90 per barrel
      Second Quarter 1993                   $15.70 per barrel             $17.01 per barrel
      Third Quarter 1993                    $13.55 per barrel             $15.49 per barrel
      Fourth Quarter 1993                   $12.36 per barrel             $14.05 per barrel
      First Quarter 1994                    $11.02 per barrel             $13.12 per barrel
      Second Quarter 1994                   $13.45 per barrel             $14.57 per barrel
      Third Quarter 1994                    $14.82 per barrel             $16.02 per barrel
      Fourth Quarter 1994                   $14.45 per barrel             $15.58 per barrel
      First Quarter 1995                    $14.85 per barrel             $16.38 per barrel
      Second Quarter 1995                   $15.85 per barrel             $17.30 per barrel
      Third Quarter 1995                    $14.88 per barrel             $15.45 per barrel
      Fourth Quarter 1995                   $14.89 per barrel             $16.18 per barrel


B7. The seventh graph is located on the bottom of page 29 on the left side of the page. The line graph is entitled "Average U.S. Natural Gas Selling Price-Per Quarter" and is shown in dollars per thousand cubic feet by quarter for the years 1993, 1994 and 1995. The X axis depicts the calendar quarters for the years 1993, 1994 and 1995. The Y axis depicts dollars per thousand cubic feet from $1.00 to $2.50 with $0.50 increments. The selling prices are depicted as follows:


      First Quarter 1993                    $1.99 Per MCF
      Second Quarter 1993                   $2.26 Per MCF
      Third Quarter 1993                    $2.17 Per MCF
      Fourth Quarter 1993                   $2.34 Per MCF
      First Quarter 1994                    $2.32 Per MCF
      Second Quarter 1994                   $2.02 Per MCF
      Third Quarter 1994                    $1.84 Per MCF
      Fourth Quarter 1994                   $1.80 Per MCF
      First Quarter 1995                    $1.68 Per MCF
      Second Quarter 1995                   $1.70 Per MCF
      Third Quarter 1995                    $1.56 Per MCF
      Fourth Quarter 1995                   $1.94 Per MCF


B8. The eighth graph is located on the bottom of page 29 on the right side of the page. The bar graph is entitled "Manufacturing, Marketing and
     Distribution - Total Operating Earnings." The X axis depicts dollars in millions from $0 to $800 with $200 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 2 colors representing operating earnings in the United States (blue) and International (yellow). The operating earnings, in millions of dollars, are depicted as follows:

                      United States         International                 Total
                      -------------------   ----------------              ------
         1993         $215                  $434                          $649
         1994         $257                  $360                          $617
         1995         $121                  $365                          $486


B9. The ninth graph is located on the bottom of page 30 on the left side of the page. The bar graph is entitled "Refined Product Sales - U.S. by Principal Products." The X axis depicts thousands of barrels per day from 0 to 1000 with 200 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 5 colors representing sales of gasolines (purple), middle distillates (red), avjets (blue), residuals (green) and other (yellow). U. S. refined product sales, in thousands of barrels a day, for each year and segment, are depicted as follows:


                                      Middle
                     Gasolines        Distillates      Avjets        Residuals        Other      Total
                     -------------    ------------     --------      -------------    -------    -------
         1993        425                  180               84         61               80       830
         1994        443                  182               88         51              118       882
         1995        449                  196               99         51              139       934


     Below the graph a footnote appears which states "Includes equity in an affiliate."

B10. The tenth graph is located on the bottom of page 32 on the left side of the page. The bar graph is entitled "Environmental - Cash Expenditures." The X axis depicts dollars in millions from $0 to $1000 with $200 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 2 colors representing capital expenditures (blue) and other (green). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

                      Capital
                      Expenditures                   Other                      Total
                      -----------------              -------                    -------
         1993         $302                           $475                       $777
         1994         $350                           $640                       $990
         1995         $275                           $660                       $935


     Below the graph a footnote appears which states "Includes equity in affiliates."

B11. The eleventh graph is located on the bottom of page 32 on the right side of the page. The bar graph is entitled "Environmental - Cash Expenditures by Geographic Location." The X axis depicts dollars in millions from $0 to $1000 with $200 increments. The Y axis depicts the years 1993, 1994 and 1995. Each years' bar graph is segmented into 2 colors representing cash expenditures in the United States (red) and International (yellow). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

                      United States         International     Total
                      -------------------   ----------------  ------
         1993         $627                      $150          $777
         1994         $752                      $238          $990
         1995         $762                      $173          $935


     Below the graph a footnote appears which states "Includes equity in affiliates."

B12. The twelfth graph is located on the bottom of page 33 on the left side of the page. The pie chart is entitled "1995 Sources of Cash and Cash Equivalents" and each source is shown as a percentage of the total. The pie chart is segmented with 4 colors depicting the 1995 sources of cash and cash equivalents. The four sources are operations (blue), asset sales (green), borrowings (red) and other sources (yellow). The legend to the pie chart lists each source as well as corresponding dollar amounts in billions. The dollar amounts and percentages are as follows:


         1995 Sources of Cash               Billions of
         and Cash Equivalents               Dollars           Percent
         ----------------------------       -------------     -----------
         Operations                         $2.1              54%
         Asset Sales                        $1.2              29%
         Borrowings                         $0.3               8%
         Other Services                     $0.3               9%
                                            ----
                                 Total      $3.9


B13. The thirteenth graph is located on the bottom of page 33 on the right side of the page. The pie chart is entitled "1995 Uses of Cash and Cash Equivalents" and each use is shown as a percentage of the total. The pie chart is segmented with 3 colors depicting the 1995 uses of cash and cash equivalents. The three uses are capital and exploratory (capex) (blue), dividends (green) and repayments of borrowings (red). The legend to the pie chart lists each use as well as corresponding dollar amounts in billions. The dollar amounts and percentages are as follows:

         1995 Uses of Cash                           Billions of
         and Cash Equivalents                        Dollars                    Percent
         -----------------------------               -------------              ----------
         Capex                                       $2.4                       62%
         Dividends                                   $0.9                       25%
         Repayments of Borrowings                    $0.5                       13%
                                                     ----
                                            Total    $3.8


B14. The  fourteenth  graph is located on the bottom of page 34 on the left side of the page. The bar graph is entitled "Total Production and Reserve Additions." The X axis depicts barrels of oil equivalent, in millions, from 0 to 500 with 100 increments. The Y axis depicts the years 1993, 1994 and 1995. Each year has 2 bar graphs, one on top of the other. The top bar
     (blue) represents total production. The bottom bar depicts reserve additions and is segmented into 2 colors representing extensions, discoveries and additions (red) and revisions (yellow). The production and reserve additions, in million barrels of oil equivalent, for each year and segment are depicted as follows:


                                                                       Reserve Additions
                                            -------------------------------------------------------------------
                                            Extensions,
                     Total                  Discoveries                                        Total Reserve
                  Production                and Additions                  Revisions              Additions
                  --------------            ------------------             -------------      -----------------
         1993       403                            303                       147               450
         1994       427                            369                       103               472
         1995       418                            399                       140               539


     Below the graph a footnote appears which states "Includes equity in an affiliate."

B15. The  fifteenth  graph is located on the bottom of page 34 on the right side of the page. The bar graph is entitled "Capital and Exploratory Expenditures." The X axis depicts dollars in billions from $0 to $3 with $1 increments. The Y axis depicts the years 1993, 1994 and 1995. Each year has a set of 2 bar graphs and each bar is segmented by different colors, representing functional or geographical expenditures. The first set of bar graphs segments the expenditures by function representing exploration and production (red), manufacturing, marketing and distribution (green) and other (purple). The second set of bar graphs segments the expenditures geographically representing the United States (blue) and International (yellow). Capital and exploratory expenditures, in millions of dollars, for each year and segment are depicted as follows:

                      Exploration                Manufacturing,
                      and                        Marketing
                      Production                 and Distribution            Other             Total
                      --------------             --------------------        -------            -------
         1993         $1.7                       $1.1                           $0.1            $2.9
         1994         $1.5                       $1.1                           $0.1            $2.7
         1995         $1.9                       $1.1                           $0.1            $3.1


     Capital and exploratory expenditures, in millions of dollars, for each year and segregated geographically are depicted as follows:

                    United States                    International              Total
                    -------------------              ---------------            ------
         1993             $1.3                       $1.6                       $2.9
         1994             $1.2                       $1.5                       $2.7
         1995             $1.4                       $1.7                       $3.1


     Below the graph a footnote appears which states "Includes equity in affiliates and excludes amounts for discontinued operations."
FDeB:bbm
PR/95append