Form 10-Q
period 1996-03-31
TEXACO INC
filed 1996-05-10
CIK 97349

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996       Commission file number 1-27


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

     As of April 30, 1996, there were outstanding 264,193,412 shares of Texaco Inc. Common Stock - par value $6.25.

================================================================================


                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------
                 (Millions of dollars, except per share amounts)

                                                                                        (Unaudited)
                                                                                   ---------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                   ---------------------
                                                                                   1996             1995 (a)
                                                                                   ----             ----
         REVENUES
              Sales and services                                                 $10,059            $8,585
              Equity in income of affiliates, and income from
                  interest,  asset sales and other                                   212               482
                                                                                 -------            ------
                                                                                  10,271             9,067
                                                                                 -------            ------
         DEDUCTIONS
              Purchases and other costs                                            7,782             6,526
              Operating expenses                                                     684               731
              Selling, general and administrative expenses                           400               371
              Maintenance and repairs                                                 88                88
              Exploratory expenses                                                    69                55
              Depreciation, depletion and amortization                               350               397
              Interest expense                                                       113               124
              Taxes other than income taxes                                          105               124
              Minority interest                                                       16                17
                                                                                 -------            ------
                                                                                   9,607             8,433
                                                                                 -------            ------
         Income from continuing operations before income taxes
              and cumulative effect of accounting change                             664               634
         Provision for income taxes                                                  278               216
                                                                                 -------            ------

         Net income from continuing operations before cumulative
              effect of accounting change                                            386               418

         Cumulative effect of accounting change                                        -              (121)
                                                                                 -------            ------


         NET INCOME                                                              $   386            $  297
                                                                                 =======            ======

         Preferred stock dividend requirements                                   $    15            $   16
                                                                                 -------            ------

         Net income available for common stock                                   $   371            $  281
                                                                                 =======            ======

         Per common share (dollars)
              Net income from continuing operations before
                    cumulative effect of accounting change                       $  1.42            $ 1.55
              Cumulative effect of accounting change                                   -              (.47)
                                                                                 -------            ------
              Net income                                                         $  1.42            $ 1.08
                                                                                 =======            ======

              Cash dividends paid                                                $   .80            $  .80

         Average number of common shares outstanding
              for computation of earnings per share (thousands)                  260,654            259,623

(a)  Results for 1995 have been reclassified and restated for the adoption of SFAS 121.

          See accompanying notes to consolidated financial statements.


                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEET
                                         AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                                         ------------------------------------------
                                                   (Millions of dollars)
                                                                                         March 31,               December 31,
                                                                                           1996                     1995
                                                                                        -----------              -----------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   468                $   501
      Short-term investments - at fair value                                                      34                     35
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $28 million in 1996 and 1995                                           3,803                  4,177
      Inventories                                                                              1,361                  1,357
      Net assets of discontinued operations                                                        -                    164
      Deferred income taxes and other current assets                                             231                    224
                                                                                             -------                -------
           Total current assets                                                                5,897                  6,458

   Investments and Advances                                                                    5,361                  5,278

   Properties, Plant and Equipment - at cost                                                  31,186                 31,492
   Less - accumulated depreciation, depletion and amortization                                18,558                 18,912
                                                                                             -------                -------
      Net properties, plant and equipment                                                     12,628                 12,580

   Deferred Charges                                                                              753                    621
                                                                                             -------                -------

           Total                                                                             $24,639                $24,937
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   504                $   737
      Accounts payable and accrued liabilities                                                 3,583                  3,777
      Estimated income and other taxes                                                           892                    692
                                                                                             -------                -------
           Total current liabilities                                                           4,979                  5,206

   Long-Term Debt and Capital Lease Obligations                                                5,129                  5,503
   Deferred Income Taxes                                                                         627                    634
   Employee Retirement Benefits                                                                1,169                  1,138
   Deferred Credits and Other Noncurrent Liabilities                                           2,409                  2,270
   Minority Interest in Subsidiary Companies                                                     673                    667
                                                                                             -------                -------
           Total                                                                              14,986                 15,418
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           487                    495
      Unearned employee compensation and benefit plan trust                                     (414)                  (437)
      Common stock (authorized: 350,000,000 shares, $6.25 par
           value; 274,293,417 shares issued)                                                   1,714                  1,714
      Paid-in capital in excess of par value                                                     655                    655
      Retained earnings                                                                        7,360                  7,186
      Currency translation adjustment                                                             33                     61
      Unrealized net gain on investments                                                          47                     62
                                                                                             -------                -------
                                                                                              10,182                 10,036
      Less - Treasury stock, at cost                                                             529                    517
                                                                                             -------                -------
         Total stockholders' equity                                                            9,653                  9,519
                                                                                             -------                -------
           Total                                                                             $24,639                $24,937
                                                                                             =======                =======

          See accompanying notes to consolidated financial statements.

                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                     --------------------------------------------------
                                                    (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                                --------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                --------------------
                                                                                              1996              1995 (a)
                                                                                              ----              ----
OPERATING ACTIVITIES
   Net income                                                                                  $386               $297
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                   -                121
         Depreciation, depletion and amortization                                               350                397
         Deferred income taxes                                                                   20                 66
         Exploratory expenses                                                                    69                 55
         Minority interest in net income                                                         16                 17
         Dividends from affiliates, less than equity
            in income                                                                           (59)              (114)
         Gains on asset sales                                                                   (29)              (208)
         Changes in operating working capital                                                   196               (244)
         Other - net                                                                            (61)               (26)
                                                                                               ----               ----
            Net cash provided by operating activities                                           888                361

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                        (613)              (440)
   Proceeds from sale of discontinued operations                                                344                  -
   Proceeds from sales of assets                                                                 78                602
   Sale of leasehold interests                                                                   69                  -
   Purchases of investment instruments                                                         (507)              (168)
   Sales/maturities of investment instruments                                                   554                222
   Other - net                                                                                   (4)                 4
                                                                                               ----               ----
            Net cash provided by (used in) investing activities                                 (79)               220

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                                58                 54
         Repayments                                                                             (53)               (32)
   Net decrease in other borrowings                                                            (599)              (384)
   Purchases of common stock                                                                    (22)                 -
   Dividends paid to the company's stockholders
      Common                                                                                   (208)              (208)
      Preferred                                                                                  (5)                (6)
   Dividends paid to minority shareholders                                                      (10)               (20)
                                                                                               ----               ----
            Net cash used in financing activities                                              (839)              (596)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                              (3)                 2
                                                                                               ----               ----

DECREASE IN CASH AND CASH EQUIVALENTS                                                           (33)               (13)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  501                404
                                                                                               ----               ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $468               $391
                                                                                               ====               ====

(a)  Results for 1995 have been reclassified and restated for the adoption of SFAS 121.

          See accompanying notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Change in Accounting Principle
- --------------------------------------

During 1995, Texaco adopted Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Under SFAS 121, assets whose carrying amounts are not expected to be fully recovered by future use or disposition must be written down to their fair values.

Adoption of SFAS 121 resulted in a non-cash after-tax charge of $639 million against fourth quarter 1995 earnings. Additionally, in accordance with SFAS 121, a $121 million after-tax write-down of non-core domestic producing properties held for sale at January 1, 1995, previously recorded in the first quarter of 1995 in income from continuing operations, was reclassified as a cumulative effect of an accounting change.

Adoption of SFAS 121 by Star Enterprise and the Caltex group of companies, each owned 50% by Texaco, had no effect on 1995 net income.





Note 2. Discontinued Operations
- -------------------------------

On February 29, 1996, Texaco completed the disposition of its operations classified as discontinued operations by completing the sale of its worldwide lubricant additives business, which included manufacturing facilities, as well as sales and marketing offices in various locations in the U.S. and abroad, to Ethyl Corporation, a fuel and lubricant additives manufacturer. Ethyl purchased this business for $196 million, comprised of $136 million in cash and a three-year note of $60 million.

The results for Texaco's worldwide lubricant additives business had been accounted for as discontinued operations and the assets and liabilities had been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations."

Revenues for the discontinued operations totaled $33 million for the first two months of 1996, representing activities through the sale date, and $54 million for the first quarter of 1995.

Discontinued operations had no significant impact on first quarter 1996 and 1995 results.

Note 3. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:


                                                                                                 As of
                                                                                -------------------------------------
                                                                                 March 31,                December 31,
                                                                                   1996                       1995
                                                                                   ----                       ----
                                                                                (Unaudited)
                                                                                         (Millions of dollars)

     Crude oil                                                                  $  315                     $  294

     Petroleum products and other                                                  854                        866

     Materials and supplies                                                        192                        197
                                                                                ------                     ------

          Total                                                                 $1,361                     $1,357
                                                                                ======                     ======








Note 4. Contingent Liabilities
- ------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 15 and 17, pages 57-58 and 60, respectively, of Texaco Inc.'s 1995 Annual Report to Stockholders.






                                   ----------




In the company's opinion, while it is impossible to ascertain the ultimate legal and financial liability with respect to the above-referenced and other contingent liabilities and commitments, including lawsuits, claims, guarantees, taxes and regulations, the aggregate amount of such liability in excess of financial reserves, together with deposits and prepayments made against disputed tax claims, is not anticipated to be materially important in relation to the consolidated financial position or results of operations of Texaco Inc. and its subsidiaries.

Note 5. Caltex Group of Companies
- ---------------------------------

Summarized unaudited financial information for the Caltex Group of companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:


                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              1996            1995
                                                                              ----            ----
                                                                              (Millions of dollars)

                  Gross revenues                                             $4,157          $4,371

                  Income before income taxes                                 $  313          $  542

                  Net income                                                 $  194          $  416


Net income for the first quarter of 1995 includes a net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex Petroleum Corporation ("Caltex") affiliate in Japan required for a public project. The proceeds included compensation that will be used to remove and relocate or replace existing fixed operating assets affected by the sale.

On April 2, 1996 Caltex completed the sale of its 50% interest in Nippon Petroleum Refining Company, Limited to its partner Nippon Oil Company for approximately $2 billion. Earnings from this sale, totaling some $650 million, will be reported by Caltex in the second quarter of 1996.







                              * * * * * * * * * * *







In the determination of preliminary and unaudited financial statements for the three-month periods ended March 31, 1996 and 1995, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1995 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
- ---------------------

Consolidated worldwide net income for the first quarter of 1996 was $386 million, or $1.42 per share, as compared with $297 million, or $1.08 per share, for the first quarter of 1995, which included special items and the cumulative effect of an accounting change. For the first quarter of 1995, earnings before special items and the cumulative effect of accounting change totaled $226 million.

First quarter 1996 performance continued to reflect the benefits of the company's focus on core businesses, coupled with continued emphasis on reducing overhead and operating expenses. This allowed improved crude oil and natural gas prices to flow to the bottom line.

The company benefited by the positioning of its U.S. gas production and its access to the major markets where winter demands were very strong. Additionally, results were bolstered by the incrementally stronger prices for heavy crude oils and increased production of these grades. The downstream business, though improved operationally from last year with higher refinery runs and increased product sales, again experienced low margins, particularly in the U.S. and in Europe.

Special items in 1995 included net gains of $192 million resulting from the sales of non-core U.S. producing properties and from the sale of land by a Caltex affiliate in Japan. Also included in 1995 was a $121 million non-cash charge from the write-down of non-core U.S. producing properties held for sale at January 1, 1995, classified as a cumulative effect of an accounting change in accordance with the 1995 adoption of Statement of Financial Accounting Standards
(SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

On February 29, 1996, Texaco completed the sale of its worldwide lubricant additives business for $196 million, comprised of $136 million in cash and a three-year note of $60 million. This sale completed the disposition of the operations classified as discontinued operations. Discontinued operations had no significant impact on first quarter 1996 and 1995 results.

Subsequent to first quarter 1996, Texaco's affiliate, Caltex, completed the sale of its 50% interest in Nippon Petroleum Refining Company, Limited for approximately $2 billion. In April, Texaco received $550 million in cash dividends from Caltex, mainly from the sales proceeds. Earnings from this sale, totaling some $275 million, will be reported in the second quarter of 1996.

                               OPERATING EARNINGS

PETROLEUM AND NATURAL GAS
     UNITED STATES
        Exploration and Production

Exploration and production earnings in the U.S. for the first quarter of 1996 were $267 million, as compared with $256 million for the first quarter of 1995, which included a net special gain of $112 million resulting from the sale of non-core producing properties. Excluding the net special gain, first quarter 1995 results totaled $144 million.

The substantial improvement in comparable period results, before special items, was due mainly to the strengthening of natural gas prices which were $.51 per MCF higher than the same period in 1995, as prolonged cold weather affected large areas of the U.S. The favorable positioning of the company's producing fields combined with its strategic distribution assets, including the Henry Hub in Louisiana, enabled Texaco to benefit from the strengthening market prices. Crude prices for the first quarter 1996 rose $1.66 per barrel over the same period in 1995 due to higher demand. Prices for heavy California crude oils, approximately 40 percent of Texaco's U.S. production, were especially strong as evidenced by Kern River crude prices which averaged $14.91 per barrel for the first quarter 1996.

Higher production of crude oil and natural gas from core properties substantially benefited earnings and significantly offset the low margin volumes sold with the non-core assets. Exploratory expenses were higher in 1996 due to the company's increased seismic and other drilling activity, particularly offshore in the Gulf of Mexico, including deep water properties.

         Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution results in the U.S. for the first quarter of 1996 were earnings of $4 million, as compared with losses of $19 million for the first quarter of 1995. Results for 1996 benefited from refining margins which, while still under pressure, improved over historically low levels experienced in 1995. Partially offsetting these higher refining margins were lower marketing results. Although diesel and gasoline sales volumes increased, with branded gasoline sales up four percent, marketing margins narrowed as sales prices could not fully recover the increases in the raw material component of product costs. Also, the phased introduction of CARB II gasoline into the California market squeezed margins as the additional costs to manufacture and handle these products were not fully recouped in the first quarter.

     INTERNATIONAL
         Exploration and Production

Exploration and production earnings outside the U.S. for the first quarter of 1996 were $130 million, as compared with $83 million for the first quarter of 1995. Results for 1996 benefited from higher crude oil prices, mainly in the North Sea and in Indonesia. Increased production due to continuing field development programs in the Partitioned Neutral Zone between Kuwait and Saudi Arabia and from new fields in China and Trinidad largely offset the declining crude oil and natural gas production of maturing fields in the U.K.

Initial gas production from the Dolphin field in Trinidad began in March 1996 and development work in the U.K. Captain field continues to be on schedule for initial production late this year.

         Manufacturing, Marketing and Distribution

Manufacturing, marketing and distribution earnings outside the U.S. for the first quarter of 1996 were $92 million, as compared with $184 million for the first quarter of 1995, which included net special gains of $80 million, principally relating to the sale of land by a Caltex affiliate in Japan. Excluding the net special gains, first quarter 1995 results totaled $104 million.

Operating earnings were lower than last year as higher refining margins in Europe were more than offset by lower marketing margins, particularly in the U.K. These poor marketing margins resulted from both industry oversupply conditions and added price pressure in this highly competitive market.

In the Caltex markets of the Pacific Rim, the impact of somewhat higher refining margins in Singapore and Bahrain and higher product sales volumes in Korea were more than offset by lower overall currency exchange benefits.

NONPETROLEUM

Net income was $2 million for the first quarter of 1996, as compared with $4 million for the first quarter of 1995.




                             CORPORATE/NONOPERATING

For the first quarter of 1996, corporate/nonoperating charges were $109 million, as compared with $90 million in the first quarter of 1995, which included $25 million in gains principally from sales of equity securities held for investment by the insurance operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1996, Texaco's cash, cash equivalents and short-term investments totaled $502 million, as compared with the 1995 year-end level of $536 million. Texaco's total cash from operating activities for the first quarter of 1996 of $888 million included several significant items that were not directly related to current period operations, and which in the aggregate, amounted to a net inflow of some $80 million. These items included the collection of receivables, primarily insurance recoveries relating to environmental matters, and payments related to litigation matters, mainly the final payment for the state of Louisiana royalty dispute settlement.

During the first quarter of 1996, cash generated from normal operating activities, proceeds from the sale of discontinued operations (discussed below) and proceeds from normal asset sales were used to support Texaco's capital and exploratory expenditures of $613 million, for payment of dividends to common, preferred and minority shareholders of $223 million, and for the reduction of debt.

Total debt at March 31, 1996 amounted to $5.6 billion as compared with $6.2 billion at year-end 1995. Texaco's ratio of total debt to total borrowed and invested capital was 35.3% at March 31, 1996 as compared with 38.0% at year-end 1995. At March 31, 1996, Texaco's long-term debt included $716 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. Texaco maintains a revolving credit facility with commitments of $2.0 billion, which remained unused at both March 31, 1996 and at year-end 1995. Additionally, a subsidiary maintains a long-term revolving credit facility for $330 million, which was fully utilized at March 31, 1996 and year-end 1995 and is reflected in long-term debt.

During the first quarter of 1996, Texaco sold its worldwide lubricant additive business for $196 million, comprised of $136 million in cash and a three-year note of $60 million. Also during the first quarter of 1996, Texaco received $208 million from the prepayment of the note received as part of the consideration for the 1994 sale of Texaco Chemical Company and related international chemical operations to Huntsman Corporation.

In March 1996, Texaco received $69 million from the sale of certain equipment leasehold interests in conjunction with a sale/leaseback arrangement. In the aggregate, through March 31, 1996, Texaco has received $317 million for these interests. Additional payments are expected to be received over the remainder of 1996. Texaco will repurchase the total interests when the related equipment is placed in service, which is currently expected by the end of 1996.

During 1995, Texaco announced a stock repurchase program to buy up to $500 million of its common stock through open market or privately negotiated transactions. Subject to market conditions and applicable regulatory requirements, the stock repurchase program is expected to be completed around the second quarter of 1997.

Texaco also announced that it has signed an agreement in principle with the Korea Petroleum Development Corporation for the sale of a 15% interest in Texaco's Captain Field in the U.K. North Sea for approximately $210 million, $20 million of which has been received, as a first installment, during the first quarter of 1996. This sale is expected to be completed in late 1996.

Subsequent to March 31, 1996, Texaco's 50% owned affiliate, Caltex Petroleum Corporation ("Caltex"), sold its 50% interest in Nippon Petroleum Refining Company, Limited to its partner, Nippon Oil Company, for approximately $2 billion. In April, Texaco received $550 million in cash dividends from Caltex, mainly from the sale proceeds.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
- --------------------------

On July 5, 1994, Texaco announced its plan for growth which included a series of action steps to increase competitiveness and profitability. This program also called for reductions in overhead, including reduced layers of supervision, and improvements in operating efficiencies. Implementation of Texaco's program was expected to result in the reduction of approximately 2,500 employees worldwide by June 30, 1995, involving the U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded an after-tax charge of $88 million for the anticipated severance costs associated with the employee reductions. As a result of the continued successful application of its overhead reduction initiative, Texaco announced on October 2, 1995 that it had expanded this program to include approximately 1,500 additional employee separations worldwide by year-end 1996. In this regard, in the third quarter of 1995, Texaco recorded an after-tax charge of $56 million for the cost of these additional employee separations.

As of March 31, 1996, implementation of Texaco's program has included reductions of approximately 4,100 employees worldwide with a related commitment to severance payments of $189 million, or an after-tax cost of $130 million. Of this pre-tax commitment, payments of $168 million have been made as of March 31, 1996. Currently, there is no change in the company's estimated total cost under this program.

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $641 million for the first quarter of 1996, as compared with $513 million for the same period of 1995. This 25% increase reflects the reinvestment of proceeds from sales of non-core assets, and increased focus on upstream opportunities both in the United States and international areas. Expenditures in downstream operations decreased due to the completion of refinery upgrades in the U.S. and refinery construction, nearing completion, by Caltex were partially offset by generally higher marketing investments worldwide.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q and to Item 3 of Texaco
Inc.'s 1995 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of March 31, 1996, Texaco Inc. and/or its subsidiaries were parties to various proceedings, instituted by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of new proceedings which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations:

     On February 22, 1996, the Los Angeles Air Quality Management District ("AQMD") issued a notice of violation to Texaco Refining and Marketing Inc. ("TRMI") in connection with refrigerant use and maintenance at TRMI's Los Angeles refinery. AQMD penalties for violation of certain air regulations may exceed $100,000.

     In a matter first reported in Texaco's 1995 Annual Report on Form 10-K, the U.S. Department of Justice has filed suit against Texaco Trading and Transportation Inc. ("TTTI") in connection with spills along Texaco Pipeline Inc. systems in Kansas in 1991. The suit seeks civil penalties of approximately $4,200,000 and injunctive relief. TTTI has not been served with the complaint, and the parties continue to discuss this matter.

Item 5. Other Information
- -------------------------

                                                                                                     (Unaudited)
                                                                                              ----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              ----------------------
                                                                                              1996              1995 (a)
                                                                                              ----              ----
                                                                                                (Millions of dollars)
FUNCTIONAL NET INCOME
Operating earnings (losses) from continuing operations
      before cumulative effect of accounting change
   Petroleum and natural gas
      Exploration and production
         United States                                                                        $ 267              $ 256
         International                                                                          130                 83
                                                                                              -----              -----
           Total                                                                                397                339
                                                                                              -----              -----
      Manufacturing, marketing and distribution
         United States                                                                            4                (19)
         International                                                                           92                184
                                                                                              -----              -----
           Total                                                                                 96                165
                                                                                              -----              -----

           Total petroleum and natural gas                                                      493                504

   Nonpetroleum                                                                                   2                  4
                                                                                              -----              -----
           Total operating earnings                                                             495                508

Corporate/Nonoperating                                                                         (109)               (90)
                                                                                              -----              -----

Net income from continuing operations before cumulative
   effect of accounting change                                                                  386                418

Cumulative effect of accounting change                                                            -               (121)
                                                                                              -----              -----
           Net income                                                                         $ 386              $ 297
                                                                                              =====              =====
CAPITAL AND EXPLORATORY EXPENDITURES - INCLUDING
      EQUITY IN AFFILIATES
Exploration and production
         United States                                                                        $ 266              $ 172
         International                                                                          207                143
                                                                                              -----              -----
           Total                                                                                473                315
                                                                                              -----              -----
Manufacturing, marketing and distribution
         United States                                                                           77                 74
         International                                                                           87                119
                                                                                              -----              -----
           Total                                                                                164                193
                                                                                              -----              -----

Other                                                                                             4                  5
                                                                                              -----              -----
           Total                                                                                641                513

Discontinued operations                                                                           -                  1
                                                                                              -----              -----

           Total, including equity in affiliates                                              $ 641              $ 514
                                                                                              =====              =====




(a)   Results for 1995 have been reclassified and restated for the adoption of SFAS 121.


                                                                                                     (Unaudited)
                                                                                               ----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                               -----------------------
                                                                                               1996               1995
                                                                                               ----               ----
OPERATING DATA - INCLUDING INTERESTS
     IN AFFILIATES
- ------------------------------------
Net production of crude oil and natural gas liquids
     (thousands of barrels per day)
     United States                                                                              382                389
     Other Western Hemisphere                                                                    12                 17
     Europe                                                                                     119                135
     Other Eastern Hemisphere                                                                   259                238
                                                                                              -----              -----
         Total                                                                                  772                779

Net production of natural gas available for sale
     (millions of cubic feet per day)
     United States                                                                            1,648              1,661
     Europe                                                                                     205                258
     Other International                                                                        168                174
                                                                                              -----              -----
         Total                                                                                2,021              2,093

Natural gas sales (millions of cubic feet per day)
     United States                                                                            3,235              3,277
     Europe                                                                                     297                295
     Other International                                                                        178                186
                                                                                              -----              -----
         Total                                                                                3,710              3,758

Natural gas liquids sales, including purchased LPG's
     (thousands of barrels per day)
     United States                                                                              245                237
     International                                                                              116                 89
                                                                                              -----              -----
         Total                                                                                  361                326

Refinery input (thousands of barrels per day)
     United States                                                                              711                685
     Other Western Hemisphere                                                                    57                 23
     Europe                                                                                     334                313
     Other Eastern Hemisphere                                                                   501                466
                                                                                              -----              -----
         Total                                                                                1,603              1,487

Refined product sales (thousands of barrels per day)
     United States                                                                            1,021                890
     Other Western Hemisphere                                                                   376                349
     Europe                                                                                     475                447
     Other Eastern Hemisphere                                                                   796                780
                                                                                              -----              -----
         Total                                                                                2,668              2,466


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     --   (11) Computation of Earnings Per Share of Common Stock of Texaco Inc.
               and Subsidiary Companies.

     --   (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

     --   (20) Copy of  Texaco  Inc.'s  Annual  Report on Form 10-K for the
               fiscal year ended December 31, 1995 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1995), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --   (27) Financial Data Schedule.


(b)  Reports on Form 8-K:

     During the first quarter of 1996, the Registrant filed a Current Report on Form 8-K for the following event:

     1.   January 23, 1996 (date of earliest event reported: January 22, 1996)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1995. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Fourth Quarter and Year 1995," dated January 22, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          Texaco Inc.
                                                     ----------------------
                                                         (Registrant)




                                               By:       R.C. Oelkers
                                                     ----------------------
                                                         (Comptroller)




                                               By:          R.E. Koch
                                                     ----------------------
                                                      (Assistant Secretary)




Date:    May 10, 1996
         ------------