Form 10-Q
period 1996-06-30
TEXACO INC
filed 1996-08-13
CIK 97349

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ----------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996        Commission file number 1-27


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


                                 ---------------


     Texaco Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) HAS BEEN subject to such filing requirements for the past 90 days.

     As of July 31, 1996, there were outstanding 264,272,118 shares of Texaco Inc. Common Stock - par value $6.25.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
            ---------------------------------------------------------
                 (Millions of dollars, except per share amounts)

                                                                                             (Unaudited)
                                                                        -------------------------------------------------

                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                          --------------               --------------
                                                                         1996          1995(a)        1996         1995(a)
                                                                         ----          -------        ----         -------
         REVENUES
              Sales and services                                       $20,876        $17,616       $10,817        $ 9,031
              Equity in income of affiliates, and income from
                  interest, asset sales and other                          656            710           444            228
                                                                       -------        -------       -------        -------
                                                                        21,532         18,326        11,261          9,259
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 16,127         13,506         8,345          6,980
              Operating expenses                                         1,384          1,427           700            696
              Selling, general and administrative expenses                 799            748           399            377
              Maintenance and repairs                                      178            184            90             96
              Exploratory expenses                                         159            114            90             59
              Depreciation, depletion and amortization                     704            745           354            348
              Interest expense                                             221            245           108            121
              Taxes other than income taxes                                232            246           127            122
              Minority interest                                             33             30            17             13
                                                                       -------        -------       -------        -------
                                                                        19,837         17,245        10,230          8,812
                                                                       -------        -------       -------        -------
         Income from continuing operations before income
              taxes and cumulative effect of accounting change           1,695          1,081         1,031            447
         Provision for income taxes                                        620            392           342            176
                                                                       -------        -------       -------        -------

         Net income from continuing operations before
              cumulative effect of accounting change                     1,075            689           689            271

         Cumulative effect of accounting change                             -           (121)             -              -
                                                                       -------        -------       -------        -------

         NET INCOME                                                    $ 1,075        $   568       $   689        $   271
                                                                       =======        =======       =======        =======

         Preferred stock dividend requirements                         $    29        $    31       $    14        $    15
                                                                       -------        -------       -------        -------

         Net income available for common stock                         $ 1,046        $   537       $   675        $   256
                                                                       =======        =======       =======        =======

         Per common share (dollars)
              Net income from continuing operations before
                 cumulative effect of accounting change                $  4.01        $  2.54       $  2.59        $   .99
              Cumulative effect of accounting change                         -           (.47)            -              -
                                                                       -------        -------       -------        -------
              Net income                                               $  4.01        $  2.07       $  2.59        $   .99
                                                                       =======        =======       =======        =======

              Cash dividends paid                                      $  1.60        $  1.60       $   .80        $   .80

         Average number of common shares outstanding
              for computation of earnings per share
              (thousands)                                              260,709        259,749       260,764        259,876

(a) Previously reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.

                     See accompanying notes to consolidated financial statements.


                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEET
                                          AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                                          -----------------------------------------
                                                   (Millions of dollars)
                                                                                         June 30,                December 31,
                                                                                           1996                     1995
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   724                $   501
      Short-term investments - at fair value                                                      98                     35
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $28 million in 1996 and 1995                                           4,033                  4,177
      Inventories                                                                              1,478                  1,357
      Net assets of discontinued operations                                                        -                    164
      Deferred income taxes and other current assets                                             188                    224
                                                                                             -------                -------
           Total current assets                                                                6,521                  6,458

   Investments and Advances                                                                    5,053                  5,278

   Properties, Plant and Equipment - at cost                                                  31,666                 31,492
   Less - accumulated depreciation, depletion and amortization                                18,805                 18,912
                                                                                             -------                -------
      Net properties, plant and equipment                                                     12,861                 12,580

   Deferred Charges                                                                              806                    621
                                                                                             -------                -------

           Total                                                                             $25,241                $24,937
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   366                $   737
      Accounts payable and accrued liabilities                                                 3,945                  3,777
      Estimated income and other taxes                                                           895                    692
                                                                                             -------                -------
           Total current liabilities                                                           5,206                  5,206

   Long-Term Debt and Capital Lease Obligations                                                5,159                  5,503
   Deferred Income Taxes                                                                         644                    634
   Employee Retirement Benefits                                                                1,129                  1,138
   Deferred Credits and Other Noncurrent Liabilities                                           2,412                  2,270
   Minority Interest in Subsidiary Companies                                                     665                    667
                                                                                             -------                -------
           Total                                                                              15,215                 15,418
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           483                    495
      Unearned employee compensation and benefit plan trust                                     (402)                  (437)
      Common stock (authorized: 350,000,000 shares, $6.25 par
           value; 274,293,417 shares issued)                                                   1,714                  1,714
      Paid-in capital in excess of par value                                                     650                    655
      Retained earnings                                                                        7,819                  7,186
      Currency translation adjustment                                                            (46)                    61
      Unrealized net gain on investments                                                          45                     62
                                                                                             -------                -------
                                                                                              10,563                 10,036
      Less - Treasury stock, at cost                                                             537                    517
                                                                                             -------                -------
             Total stockholders' equity                                                           10,026                  9,519
                                                                                             -------                -------

             Total                                                                             $25,241                $24,937
                                                                                             =======                =======

          See accompanying notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 -----------------------------------------------
                              (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                                 ------------------
                                                                                                 For the six months
                                                                                                   ended June 30,
                                                                                                 ------------------
                                                                                              1996               1995(a)
                                                                                              ----               -------
OPERATING ACTIVITIES
   Net income                                                                                $1,075            $   568
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                   -                121
         Depreciation, depletion and amortization                                               704                745
         Deferred income taxes                                                                   55                107
         Exploratory expenses                                                                   159                114
         Minority interest in net income                                                         33                 30
         Dividends from affiliates, greater than (less than)
            equity in income                                                                    162               (112)
         Gains on asset sales                                                                   (37)              (245)
         Changes in operating working capital                                                    53               (373)
         Other - net                                                                           (103)                26
                                                                                             ------            -------
            Net cash provided by operating activities                                         2,101                981

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (1,231)            (1,020)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                            344                  -
   Proceeds from sales of assets                                                                 87                737
   Sale of leasehold interests                                                                  147                  -
   Purchases of investment instruments                                                         (970)              (535)
   Sales/maturities of investment instruments                                                   963                553
   Other - net                                                                                    5                 16
                                                                                             ------            -------
            Net cash used in investing activities                                              (655)              (249)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               113                 57
         Repayments                                                                            (222)              (240)
   Net decrease in other borrowings                                                            (576)               (76)
   Purchases of common stock                                                                    (55)                 -
   Dividends paid to the company's stockholders
      Common                                                                                   (416)              (416)
      Preferred                                                                                 (29)               (31)
   Dividends paid to minority shareholders                                                      (35)               (35)
                                                                                             ------            -------
      Net cash used in financing activities                                                  (1,220)              (741)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                              (3)               (12)
                                                                                             ------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                223                (21)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  501                404
                                                                                             ------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  724            $   383
                                                                                             ======            =======


(a) Previously reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.

          See accompanying notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Change in Accounting Principle
- --------------------------------------

During 1995,  Texaco adopted Statement of Financial  Accounting  Standards (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS 121, assets whose carrying amounts are not expected to be fully recovered by future use or disposition must be written down to their fair values.

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

Revenues for the discontinued operations totaled $33 million for the first two months of 1996, representing activities through the sale date, and $59 million and $113 million for the second quarter and first six months of 1995, respectively.

Discontinued operations had no significant impact on the 1996 and 1995 results.

Note 3. Inventories
- -------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:


                                                          As of
                                          --------------------------------------
                                          June 30,                 December 31,
                                            1996                       1995
                                          -----------               ------------
                                          (Unaudited)
                                                   (Millions of dollars)

     Crude oil                            $  324                     $  294

     Petroleum products and other            960                        866

     Materials and supplies                  194                        197
                                          ------                     ------

          Total                           $1,478                     $1,357
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

Note 5. Caltex Group of Companies
- ---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:


                                          For the six months       For the three months
                                           ended June 30,            ended June 30,
                                           --------------            --------------
                                           1996       1995          1996       1995
                                           ----       ----          ----       ----
                                                       (Millions of dollars)

    Gross revenues                        $8,457     $8,299         $4,300     $3,928

    Income before income taxes            $1,724     $  832         $1,411     $  290

    Net income                            $  989     $  580         $  795     $  164



On April 2, 1996, Caltex Petroleum Corporation ("Caltex") completed the sale of its 50% interest in Nippon Petroleum Refining Company, Limited to its partner Nippon Oil Company for approximately $2 billion. Earnings relating to this sale of some $630 million was recorded by Caltex in the second quarter of 1996.

Net income for the first six months of 1995 included a first quarter net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project.



                              * * * * * * * * * * *



In the preparation of preliminary and unaudited financial statements for the six-month and three-month periods ended June 30, 1996 and 1995, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1995 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
- ---------------------

Total worldwide net income for Texaco Inc. and subsidiary companies for the second quarter of 1996 was $689 million, or $2.59 per share, as compared with $271 million, or $.99 per share, for the second quarter of 1995. Total net income for the first six months of 1996 was $1,075 million, or $4.01 per share, as compared with $568 million, or $2.07 per share, for the first six months of 1995. Both years included special items.

Net income before special items for the second quarter and first six months of 1996 totaled $465 million, or $1.73 per share, and $851 million, or $3.15 per share, respectively. Net income before special items and the cumulative effect of an accounting change for the first six months of 1995 totaled $497 million, or $1.80 per share. There were no special items in the second quarter of 1995.

Net income for the first six months of 1996 included a second quarter net special gain of $224 million relating to the sale by Texaco's affiliate Caltex Petroleum Corporation ("Caltex") of its interest in the Nippon Petroleum Refining Company, Limited (NPRC) to its partner Nippon Oil Company, less taxes applicable to the portion of the sale proceeds distributed to Caltex shareholders. Net income for the first six months of 1995 included first quarter net special gains of $192 million resulting from the sales of non-core U.S. producing properties and from the sale of land by a Caltex affiliate in Japan. Also included in 1995 was a $121 million non-cash charge from the write-down of non-core U.S. producing properties held for sale at January 1, 1995, classified as a cumulative effect of an accounting change in accordance with the 1995 adoption of Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

On February 29, 1996, Texaco completed the sale of its worldwide lubricant additives business for $196 million, comprised of $136 million in cash and a three-year note of $60 million. This sale completed the disposition of the operations classified as discontinued operations. Discontinued operations had no significant impact on 1996 and 1995 results.

Results for 1996 and 1995 are summarized in the following table:

                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         1996           1995          1996           1995
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items and the cumulative
    effect of accounting change                                         $  851          $ 497         $ 465         $ 271
Gain on sale of an interest in an affiliate                                224              -           224             -
Gains on major asset sales and other                                         -            192             -             -
                                                                        ------          -----         -----         -----
Net income before cumulative effect of
   accounting change                                                     1,075            689           689           271
Cumulative effect of accounting change                                       -           (121)            -             -
                                                                        ------          -----         -----         -----
Total net income                                                        $1,075          $ 568         $ 689         $ 271
                                                                        ======          =====         =====         =====



The results for the second quarter of 1996 represent the eighth consecutive quarter that earnings exceeded previous years' levels. Improvements in nearly all sectors of the company's business were enhanced by strong crude and natural gas prices during the first half of 1996. Crude oil production increased both internationally and domestically as a result of new producing fields, continued field developments and enhanced recovery from existing fields. The company was also able to take greater advantage of higher natural gas prices in the U.S. because a significant portion of its U.S. gas production moved throughout the company's strategically positioned Henry Hub in Louisiana to major North American markets, where demand was strong.

In the downstream sector, overall profitability improved due to higher margins, solid operating performance at the company's refineries and increased branded sales volumes. However, while refining margins rebounded from last year's historically low levels, marketing product margins eroded in Europe and in the U.S. due to competitiveness in the marketplace. As a result, downstream earnings continued to be below the levels required to provide a reasonable return on invested capital.

Results for all of Texaco's worldwide businesses have benefited from the company's unrelenting drive to improve productivity and reduce overhead expenses, as cash operating expenses per barrel were significantly below the 1993 level, when Texaco's program for growth was launched. Also, the company has increased its capital expenditures this year, focusing on key upstream opportunities, especially in the deepwater Gulf of Mexico, where Texaco has been very successful.


                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the second quarter of 1996 were $243 million, as compared with $177 million for the second quarter of 1995. For the first six months of 1996 and 1995, earnings were $510 million and $433 million, respectively. Results for 1995 included a first quarter net special gain of $112 million principally resulting from the sale of non-core producing properties. Excluding the net special gain, first six months of 1995 results totaled $321 million.

The strong earnings growth for both the second quarter and first half of 1996 resulted from higher production and prices for both crude oil and natural gas. Natural gas prices averaged 24% and 29% higher than the second quarter and first six months of 1995, respectively. Higher natural gas prices reflected the impact of prolonged cold weather and increased industry demand to replenish natural gas storage.

U.S. crude oil prices for 1996 averaged nine percent and 10% higher than the second quarter and first half of 1995, respectively. Similar to natural gas prices, increased worldwide crude oil prices reflected the prolonged cold weather in the U.S. and Western Europe. During this period, the imbalance in petroleum product supply and demand was exacerbated by production disruptions in Mexico and the North Sea at a time when crude inventory levels were low.

Production of crude oil and natural gas from new fields in 1996, as well as continued development and enhanced recovery from existing fields, more than offset declines from the normal maturation of fields and 1995 asset sales. Exploratory expenses were higher in 1996 due to increased seismic and other drilling activity, particularly offshore in the Gulf of Mexico, including deepwater properties, which reflects the company's aggressive program to expand production.

         International

Exploration and production earnings outside the U.S. for the second quarter of 1996 were $103 million, as compared with $83 million for the second quarter of 1995. For the first six months of 1996 and 1995, earnings were $233 million and $166 million, respectively.

Both the second quarter and first six months of 1996 results reflected higher crude oil production and prices. Production from new fields in China and continuing development programs in the Partitioned Neutral Zone, between Saudi Arabia and Kuwait, more than offset lower production in the United Kingdom (U.K.), resulting mainly from maturing fields, and certain maintenance and repair activities. Exploratory expenses were higher in 1996, principally from expanded activity.

     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the second quarter of 1996 were $144 million, as compared with $30 million for the second quarter of 1995. For the first six months of 1996 and 1995, earnings were $148 million and $11 million, respectively.

Significant improvement in West Coast refining margins in the second quarter of 1996 was the principal reason for improved results for both the second quarter and the first half of 1996 as compared to the same periods of 1995. First quarter  refining  margins  were  depressed  and only  slightly  better than the historic low levels experienced early in 1995. These margins improved in the second quarter as product prices rose, partly recovering the rapidly increasing first quarter crude oil prices. Also, product prices rose due to shortages resulting from regional refining problems and new California gasoline formulation requirements at the time when the seasonal increase in market demand occurred. Improved refinery operations and continued focus on cost containment also contributed to the improved 1996 results.

Throughout the first half of 1996, marketing margins for most refined products were lower than the comparable period of 1995. This has been offset partially by the continued strength in gasoline and diesel sales volumes, with Texaco branded gasoline sales up four percent. Additionally, downstream earnings benefited from improved profits in the distribution and transportation businesses, particularly in the second quarter of 1996.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the second quarter of 1996 were $304 million, as compared with $79 million for the second quarter of 1995. For the first six months of 1996 and 1995, earnings were $396 million and $263 million, respectively. Results for the second quarter and first six months of 1996 included a net special gain of $224 million relating to the sale by Caltex of its interest in NPRC, less taxes applicable to the portion of the sale proceeds distributed to Caltex' shareholders. Results for 1995 included first quarter net special gains of $80 million, principally relating to the sale of land by a Caltex affiliate in Japan. Excluding net special gains, second quarter and first six months of 1996 earnings totaled $80 million and $172 million, respectively. For the first six months of 1995, results excluding net special gains totaled $183 million.

Earnings, before special items, for the second quarter of 1996 benefited from higher marketing margins in Brazil, as well as higher margins in the Caltex operating markets, primarily Singapore and Australia. These benefits were offset partially by lower operating margins in Japan resulting from competitive pressures and by the April 1996 sale by Caltex of its interest in NPRC. In Europe, higher refining margins were offset partially by lower marketing margins, particularly in the U.K., reflecting excess supply and a highly competitive market.

The decline in comparative earnings, before special items, for the first six months of 1996 reflected lower Caltex earnings in Japan and Korea, offset partially by higher refining margins in Bahrain and Singapore. The benefits of higher refining margins in Europe were somewhat offset by lower marketing margins.

NONPETROLEUM

Nonpetroleum results for the second quarter and first six months of 1996 were $3 million and $5 million, respectively, as compared with $7 million and $11 million for the respective 1995 periods.

                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the second quarter and first six months of 1996 were $108 million and $217 million, respectively, as compared with charges of $105 million and $195 million for the respective periods of 1995. Results for 1995 included first quarter gains of $25 million, principally from sales of equity securities held for investment by the insurance operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, Texaco's cash, cash equivalents and short-term investments totaled $822 million, as compared with the 1995 year-end level of $536 million. Texaco's total cash provided by operating activities for the first six months of 1996 totaled $2.1 billion, primarily reflecting strong operational earnings. In addition, cash from operations for 1996 included a net inflow of some $470 million of items that were not directly related to current period operations. This net inflow was primarily comprised of the receipt of a cash dividend from Caltex, related to the sale of Caltex' interest in NPRC. Other items included the collection of receivables, primarily insurance recoveries relating to environmental matters, and payments related to litigation matters, mainly the final payment for the state of Louisiana royalty dispute settlement.

During the first six months of 1996, cash generated from operating activities, proceeds from the sale of discontinued operations (discussed below) and proceeds from normal asset sales were used to support Texaco's capital and exploratory expenditures of $1,231 million, for payment of dividends to common, preferred and minority shareholders of $480 million, and for the reduction of debt.

Total debt at June 30, 1996 amounted to $5.5 billion as compared with $6.2 billion at year-end 1995. Texaco's ratio of total debt to total borrowed and invested capital was 34.1% at June 30, 1996, as compared with 38.0% at year-end 1995. At June 30, 1996, Texaco's long-term debt included $779 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. Texaco maintains a revolving credit facility with commitments of $2.0 billion, which remained unused at both June 30, 1996 and at year-end 1995. Additionally, a subsidiary maintains a long-term revolving credit facility for $330 million, which was fully utilized at June 30, 1996 and year-end 1995 and is reflected in long-term debt.

During the first six months of 1996, Texaco received $147 million from the sale of certain equipment leasehold interests in conjunction with a sale/leaseback arrangement. In the aggregate, through June 30, 1996, Texaco has received $395 million for these interests. Additional payments are expected to be received over the remainder of 1996. Texaco will repurchase the total interests when the related equipment is placed in service, which is currently expected by the end of 1996.

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

Texaco also announced that it has signed an agreement in principle with the Korea Petroleum Development Corporation for the sale of a 15% interest in Texaco's Captain Field in the U.K. North Sea for approximately $210 million. This sale is expected to be completed in late 1996.

Subsequent to June 30, 1996, Texaco announced that it will increase its quarterly dividend on its common stock to 85 cents per share from 80 cents per share, an increase of 6.25 percent, effective with the third quarter 1996 dividend.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
- --------------------------

On July 5, 1994, Texaco announced its plan for growth which included a series of action steps to increase competitiveness and profitability. This program also called for reductions in overhead, including reduced layers of supervision, and improvements in operating efficiencies. Implementation of Texaco's program was expected to result in the reduction of approximately 2,500 employees worldwide by June 30, 1995, involving U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded an after-tax charge of $88 million for the anticipated severance costs associated with the employee reductions. As a result of the continued successful application of its overhead reduction initiative, Texaco announced on October 2, 1995 that it had expanded this program to include approximately 1,500 additional employee separations worldwide by year-end 1996. In this regard, in the third quarter of 1995, Texaco recorded an after-tax charge of $56 million for the cost of these additional employee separations.

As of June 30, 1996, implementation of Texaco's program has included reductions of approximately 4,300 employees worldwide with a related commitment to severance payments of $203 million, or an after-tax cost of $140 million. Of this pre-tax commitment, payments of $179 million have been made as of June 30, 1996.

CAPITAL AND EXPLORATORY EXPENDITURES
- ------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $1,437 million for the first half of 1996, as compared to $1,272 million for the same period of 1995. Expenditures for the second quarter of 1996 amounted to $796 million versus $759 million for the second quarter of 1995.

Increased U.S. exploration and production expenditures in the first half of 1996 reflected the continued focus on key upstream opportunities especially in the Gulf of Mexico, in both the immediate offshore and deepwater areas. The investment increase resulted from higher levels of rank wildcat drilling, continued revitalization of existing fields and an aggressive lease acquisition program. Texaco's first subsea development, the Shasta Prospect, began producing natural gas in the first quarter of 1996. In the deepwater areas, recent appraisal wells have confirmed the commerciality of the 1995 Petronius discovery and production testing at the Gemini Prospect confirmed that the reservoirs are capable of producing at commercial rates. Significant deepwater acreage acquired at the recent federal lease sale provides Texaco with the third-largest inventory of deepwater Gulf of Mexico acreage holdings in the industry. Also, planning has begun to construct a major natural gas gathering and transmission pipeline and processing complex to be located onshore and offshore South Louisiana.

Internationally, upstream investment for the first half of 1996 exceeded the aggressive activity level of 1995. Increased expenditures focused on Latin America, West Africa, the Partitioned Neutral Zone and Denmark while development work continued on the Captain Field in the U.K. North Sea and in Indonesia.

Expenditures in downstream operations decreased due to the completion of refinery upgrades in the U.S. and Panama, and the completion of refining construction projects in Thailand and Singapore by Caltex, which were offset partially by selected marketing investments, particularly in Latin American growth markets.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Form 10-Q for the quarterly period ended March 31, 1996 and to Item 3 of Texaco Inc.'s 1995 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The Annual Meeting of the Stockholders of Texaco Inc. was held on May 14, 1996, for the purpose of (1) electing six directors, (2) approving the appointment of auditors for the year 1996, and (3) acting on three stockholder proposals concerning corporate conduct guidelines, termination of operations in Burma, and the establishment of a shareholders' advisory committee. The following summarizes the shareholder voting results:

Shareholders elected Ms. Robin B. Smith and Messrs. Michael C. Hawley, Allen J. Krowe, William C. Steere, Jr., and William Wrigley, each for a three-year term expiring at the 1999 Annual Meeting and Mr. Peter I. Bijur for a two-year term expiring at the 1998 Annual Meeting. The vote tabulation for each individual director was as follows:

      Director                         Shares Voted for         % of Vote         Shares Withheld
      -------------------------------------------------------------------------------------------
      Peter I. Bijur                      233,956,771             98.3               4,083,993
      Michael C. Hawley                   234,154,948             98.4               3,885,816
      Allen J. Krowe                      233,139,642             97.9               4,901,122
      Robin B. Smith                      234,030,264             98.3               4,010,500
      William C. Steere, Jr.              234,222,383             98.4               3,818,381
      William Wrigley                     234,312,963             98.4               3,727,801

Directors continuing in office are Drs. John Brademas and Franklyn G. Jenifer, and Messrs. Robert A. Beck, Willard C. Butcher, Edmund M. Carpenter, Thomas S. Murphy, Charles H. Price II and Thomas A. Vanderslice.

The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 1996 was approved. Of those shares voted, 235,637,768 shares, or 99.3% voted in favor, 1,629,362 shares, or 0.7% voted against, and 773,634 shares abstained.

Stockholders rejected the three stockholder proposals. The proposal relating to corporate conduct guidelines, as set forth in Item 3 of the 1996 Proxy Statement, was rejected by a vote of 185,911,904 shares, or 95.0%, against. Shares voting for the proposal totaled 9,755,792 shares, or 5.0%, and 15,311,414 shares abstained. The proposal relating to the termination of operations in Burma, as set forth in Item 4 of the 1996 Proxy Statement, was rejected by a vote of 189,396,048 shares, or 97.0%, against. Shares voting for the proposal totaled 5,823,231 shares, or 3.0%, and 15,760,033 shares abstained. The proposal relating to the establishment of a shareholders' advisory committee, as set forth in Item 5 of the 1996 Proxy Statement, was rejected by a vote of 199,031,205 shares, or 96.3%, against. Shares voting for the proposal totaled 7,566,738 shares, or 3.7%, and 4,381,168 shares abstained.

Item 5. Other Information
- -------------------------

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                          1996         1995(a)         1996         1995(a)
                                                                          ----         -------         ----         -------
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
- ---------------------
Operating  earnings  from  continuing  operations  before
   cumulative effect of accounting change
   Petroleum and natural gas
      Exploration and production
         United States                                                  $  510          $ 433         $ 243         $  177
         International                                                     233            166           103             83
                                                                        ------          -----         -----         ------
           Total                                                           743            599           346            260
                                                                        ------          -----         -----         ------
      Manufacturing, marketing and distribution
         United States                                                     148             11           144             30
         International                                                     396            263           304             79
                                                                        ------          -----         -----         ------
           Total                                                           544            274           448            109
                                                                        ------          -----         -----         ------

           Total petroleum and natural gas                               1,287            873           794            369

   Nonpetroleum                                                              5             11             3              7
                                                                        ------          -----         -----         ------
           Total operating earnings                                      1,292            884           797            376

Corporate/Nonoperating                                                    (217)          (195)         (108)          (105)
                                                                        ------          -----         -----         ------

Net income from continuing operations before
   cumulative effect of accounting change                                1,075            689           689            271

Cumulative effect of accounting change                                       -           (121)            -              -
                                                                        ------          -----         -----         ------
           Net income                                                   $1,075          $ 568         $ 689         $  271
                                                                        ======          =====         =====         ======


CAPITAL AND EXPLORATORY EXPENDITURES -
- --------------------------------------
     INCLUDING EQUITY IN AFFILIATES
     ------------------------------
   Exploration and production
         United States                                                  $  621        $   387         $ 355         $  215
         International                                                     450            438           243            295
                                                                        ------          -----         -----         ------
           Total                                                         1,071            825           598            510
                                                                        ------          -----         -----         ------
   Manufacturing, marketing and distribution
         United States                                                     156            167            79             93
         International                                                     201            268           114            149
                                                                        ------          -----         -----         ------
           Total                                                           357            435           193            242
                                                                        ------          -----         -----         ------

   Other                                                                     9             12             5              7
                                                                        ------          -----         -----         ------
           Total                                                         1,437          1,272           796            759

Discontinued operations                                                      -              1             -              -
                                                                        ------          -----         -----         ------

           Total, including equity in affiliates                        $1,437         $1,273       $   796         $  759
                                                                        ======         ======       =======         ======





(a) Previously reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.




                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         1996            1995         1996            1995
                                                                         ----            ----         ----            ----
OPERATING DATA - INCLUDING INTERESTS
- ------------------------------------
     IN AFFILIATES
     -------------
Net production of crude oil and natural gas liquids
     (thousands of barrels per day)
     United States                                                         387            385           391            382
     Other Western Hemisphere                                               11             17            11             17
     Europe                                                                115            116           110             98
     Other Eastern Hemisphere                                              263            237           268            236
                                                                         -----          -----         -----          -----
         Total                                                             776            755           780            733

Net production of natural gas available for sale
     (millions of cubic feet per day)
     United States                                                       1,666          1,632         1,685          1,604
     Europe                                                                192            229           180            200
     Other International                                                   173            174           177            174
                                                                         -----          -----         -----          -----
         Total                                                           2,031          2,035         2,042          1,978

Natural gas sales (millions of cubic feet per day)
     United States                                                       3,120          3,221         3,007          3,166
     Europe                                                                276            267           255            240
     Other International                                                   183            184           187            183
                                                                         -----          -----         -----          -----
         Total                                                           3,579          3,672         3,449          3,589

Natural gas liquids sales, including purchased LPG's
     (thousands of barrels per day)
     United States                                                         216            218           188            199
     International                                                         106             75            95             61
                                                                         -----          -----         -----          -----
         Total                                                             322            293           283            260

Refinery input (thousands of barrels per day)
     United States                                                         716            685           721            686
     Other Western Hemisphere                                               60             32            64             41
     Europe                                                                337            270           340            226
     Other Eastern Hemisphere                                              385            437           268            409
                                                                         -----          -----         -----          -----
         Total                                                           1,498          1,424         1,393          1,362

Refined product sales (thousands of barrels per day)
     United States                                                       1,027            896         1,034            904
     Other Western Hemisphere                                              379            345           381            342
     Europe                                                                464            436           453            424
     Other Eastern Hemisphere                                              712            756           627            731
                                                                         -----          -----         -----          -----
         Total                                                           2,582          2,433         2,495          2,401



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits

     --   (11) Computation of  Earnings Per Share of Common Stock of Texaco Inc.
               and Subsidiary Companies.

     --   (12) Computation of  Ratio  of  Earnings to Fixed Charges of Texaco on
               a Total Enterprise Basis.

     --   (20) Copy of  Texaco  Inc.'s  Annual  Report on Form 10-K for the
               fiscal year ended December 31, 1995 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1995) and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --   (22) Information  relative  to  the various  matters  submitted  to  a vote of security holders are described on pages 8 through 18 of the 1996 Proxy Statement of Texaco Inc., relating to the Annual Meeting of Stockholders held on May 14, 1996, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --    (27) Financial Data Schedule.


(b)  Reports on Form 8-K:

     During the second quarter of 1996, the Registrant filed a Current Report on Form 8-K for the following event:

     1.   April 23, 1996 (date of earliest event reported: April 22, 1996)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the first quarter 1996. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the First Quarter 1996," dated April 22, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                  Texaco Inc.
                                                           ---------------------
                                                                 (Registrant)




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



Date:    August 12, 1996
         ---------------