Form 10-Q
period 1996-09-30
TEXACO INC
filed 1996-11-13
CIK 97349

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996    Commission file number 1-27


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

     As of October 31, 1996, there were outstanding 264,459,840 shares of Texaco Inc. Common Stock - par value $6.25.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         ---------------------------------------------------------------
                 (Millions of dollars, except per share amounts)

                                                                                             (Unaudited)
                                                                        --------------------------------------------------
                                                                        For the nine months         For the three months
                                                                        ended September 30,          ended September 30,
                                                                        -------------------         --------------------
                                                                         1996          1995(a)        1996         1995(a)
                                                                         ----          -------        ----         -------
         REVENUES
              Sales and services                                       $31,777        $26,237       $10,901       $  8,621
              Equity in income of affiliates, and income from
                  interest, asset sales and other                          852            903           196            193
                                                                       -------        -------       -------       --------
                                                                        32,629         27,140        11,097          8,814
                                                                       -------        -------       -------       --------
         DEDUCTIONS
              Purchases and other costs                                 24,526         20,062         8,399          6,556
              Operating expenses                                         2,105          2,140           721            713
              Selling, general and administrative expenses               1,205          1,159           406            411
              Maintenance and repairs                                      266            272            88             88
              Exploratory expenses                                         243            180            84             66
              Depreciation, depletion and amortization                   1,068          1,091           364            346
              Interest expense                                             328            365           107            120
              Taxes other than income taxes                                361            361           129            115
              Minority interest                                             50             43            17             13
                                                                       -------        -------       -------       --------
                                                                        30,152         25,673        10,315          8,428
                                                                       -------        -------       -------       --------
         Income from continuing operations before income
              taxes and cumulative effect of accounting change           2,477          1,467           782            386
         Provision for income taxes                                        968            488           348             96
                                                                       -------        -------       -------       --------

         Net income from continuing operations before
              cumulative effect of accounting change                     1,509            979           434            290

         Cumulative effect of accounting change                             -           (121)             -              -

                                                                       -------        -------       -------       --------
         NET INCOME                                                    $ 1,509        $   858       $   434       $    290
                                                                       =======        =======       =======       ========

         Preferred stock dividend requirements                             (43)           (46)          (14)           (15)
                                                                       -------        -------       -------       --------

         Net income available for common stock                         $ 1,466        $   812       $   420       $    275
                                                                       -------        -------       -------       --------

         Per common share (dollars)
              Net income from continuing operations before
                 cumulative effect of accounting change                $  5.62        $  3.60       $  1.61       $   1.06
              Cumulative effect of accounting change                         -           (.47)            -              -
                                                                       -------        -------       -------       --------
              Net income                                               $  5.62        $  3.13       $  1.61       $   1.06
                                                                       =======        =======       =======       ========

              Cash dividends paid                                      $  2.45        $  2.40       $   .85       $    .80

         Average number of common shares outstanding
              for computation of earnings per share
              (thousands)                                              260,725        259,862       260,758        260,087

(a)  Previously  reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.
                       See accompanying notes to consolidated financial statements.


                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEET
                                       AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                       ----------------------------------------------
                                                   (Millions of dollars)
                                                                                       September 30,             December 31,
                                                                                           1996                     1995
                                                                                           ----                     ----
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   903                $   501
      Short-term investments - at fair value                                                      42                     35
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $36 million in 1996 and $28 million in 1995                            4,019                  4,177
      Inventories                                                                              1,526                  1,357
      Net assets of discontinued operations                                                        -                    164
      Deferred income taxes and other current assets                                             204                    224
                                                                                             -------                -------
           Total current assets                                                                6,694                  6,458

   Investments and Advances                                                                    5,114                  5,278

   Properties, Plant and Equipment - at cost                                                  32,143                 31,492
   Less - accumulated depreciation, depletion and amortization                                19,097                 18,912
                                                                                             -------                -------
      Net properties, plant and equipment                                                     13,046                 12,580

   Deferred Charges                                                                              842                    621
                                                                                             -------                -------

           Total                                                                             $25,696                $24,937
                                                                                             =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   584                $   737
      Accounts payable and accrued liabilities                                                 3,711                  3,777
      Estimated income and other taxes                                                         1,024                    692
                                                                                             -------                -------
           Total current liabilities                                                           5,319                  5,206

   Long-Term Debt and Capital Lease Obligations                                                5,044                  5,503
   Deferred Income Taxes                                                                         694                    634
   Employee Retirement Benefits                                                                1,182                  1,138
   Deferred Credits and Other Noncurrent Liabilities                                           2,549                  2,270
   Minority Interest in Subsidiary Companies                                                     672                    667
                                                                                             -------                -------
           Total                                                                              15,460                 15,418
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           479                    495
      Unearned employee compensation and benefit plan trust                                     (403)                  (437)
      Common stock (authorized: 350,000,000 shares, $6.25 par
           value; 274,293,417 shares issued)                                                   1,714                  1,714
      Paid-in capital in excess of par value                                                     651                    655
      Retained earnings                                                                        8,027                  7,186
      Currency translation adjustment                                                            (35)                    61
      Unrealized net gain on investments                                                          43                     62
                                                                                             -------                -------
                                                                                              10,776                 10,036
      Less - Treasury stock, at cost                                                             540                    517
                                                                                             -------                -------
         Total stockholders' equity                                                           10,236                  9,519
                                                                                             -------                -------

           Total                                                                             $25,696                $24,937
                                                                                             =======                =======

          See accompanying notes to consolidated financial statements.

                                           TEXACO INC. AND SUBSIDIARY COMPANIES
                                       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                                   -----------
                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                               -------------------
                                                                                              1996               1995(a)
                                                                                              ----               -------
OPERATING ACTIVITIES
   Net income                                                                               $1,509             $  858
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                  -                121
         Depreciation, depletion and amortization                                            1,068              1,091
         Deferred income taxes                                                                 108                 71
         Exploratory expenses                                                                  243                180
         Minority interest in net income                                                        50                 43
         Dividends from affiliates, greater than (less than)
            equity in income                                                                   141               (117)
         Gains on asset sales                                                                  (49)              (289)
         Changes in operating working capital                                                   36               (451)
         Other - net                                                                           (55)                53
                                                                                             ------            ------
            Net cash provided by operating activities                                         3,051             1,560

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (2,001)           (1,666)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                            344                 -
   Proceeds from sales of assets                                                                 99             1,043
   Sale of leasehold interests                                                                  231               214
   Purchases of investment instruments                                                       (1,390)             (959)
   Sales/maturities of investment instruments                                                 1,436               964
   Other - net                                                                                   21                13
                                                                                             ------            ------
            Net cash used in investing activities                                            (1,260)             (391)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               125                94
         Repayments                                                                            (250)             (287)
   Net decrease in other borrowings                                                            (481)             (301)
   Purchases of common stock                                                                    (59)                -
   Dividends paid to the company's stockholders
      Common                                                                                   (638)             (624)
      Preferred                                                                                 (34)              (36)
   Dividends paid to minority shareholders                                                      (49)              (46)
                                                                                             ------            ------
      Net cash used in financing activities                                                  (1,386)           (1,200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                              (3)              (13)
                                                                                             ------            ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                402               (44)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  501               404
                                                                                             ------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  903            $  360
                                                                                             ======            ======

(a)   Previously reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.

                          See  accompanying  notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Change in Accounting Principle
--------------------------------------

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





Note 2. Discontinued Operations
-------------------------------

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

The results for Texaco's worldwide lubricant additives business had been accounted for as discontinued operations and the assets and liabilities had been classified in the Consolidated Balance Sheet at December 31, 1995 as "Net assets of discontinued operations."

Revenues for the discontinued operations totaled $33 million for the first two months of 1996, representing activities through the sale date, and $57 million and $171 million for the third quarter and first nine months of 1995, respectively.

 Discontinued operations had no significant impact on the 1996 and 1995 results.

Note 3. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:


                                                                                                 As of
                                                                               --------------------------------------
                                                                               September 30,              December 31,
                                                                                   1996                       1995
                                                                                   ----                       ----
                                                                                (Unaudited)
                                                                                         (Millions of dollars)

     Crude oil                                                                  $  354                      $  294

     Petroleum products and other                                                  972                         866

     Materials and supplies                                                        200                         197
                                                                                ------                      ------

          Total                                                                 $1,526                      $1,357
                                                                                ======                      ======







Note 4. Contingent Liabilities
------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 15 and 17, pages 57-58 and 60, respectively, of Texaco Inc.'s 1995 Annual Report to Stockholders. With respect to the Internal Revenue Service (IRS) claims discussed in Note 17, page 60, of Texaco Inc.'s 1995 Annual Report to Stockholders, on October 17, 1996, the United States Court of Appeals for the Fifth Circuit affirmed the 1993 U.S. Tax Court decision in the so-called "Aramco Advantage" case and upheld Texaco's position in this dispute with the IRS. Disposition of the amount remaining in the Deposit Fund and interest will be determined when the IRS has exhausted its legal options.

In the company's opinion, while it is impossible to ascertain the ultimate legal and financial liability with respect to the company's contingent liabilities and commitments, including lawsuits, claims, guarantees, taxes and regulations, the aggregate amount of such liability in excess of financial reserves, together with deposits and prepayments made against disputed tax claims, is not anticipated to be materially important in relation to the consolidated financial position or results of operations of Texaco Inc. and its subsidiaries.

Note 5. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:


                                                                       For the nine months      For the three months
                                                                       ended September 30,       ended September 30,
                                                                       -------------------      --------------------
                                                                        1996       1995          1996       1995
                                                                        ----       ----          ----       ----
                                                                                    (Millions of dollars)

                  Gross revenues                                     $13,365     $11,603        $4,205      $3,304

                  Income before income taxes                         $ 1,945     $ 1,034        $  221      $  202

                  Net income                                         $ 1,082     $   667        $   93      $   87



On April 2, 1996, Caltex Petroleum Corporation ("Caltex") completed the sale of its 50% interest in Nippon Petroleum Refining Company, Limited to its partner Nippon Oil Company for approximately $2 billion. Earnings relating to this sale of some $630 million was recorded by Caltex in the second quarter of 1996.

Net income for the first nine months of 1995 included a first quarter net gain for U.S. financial reporting of $171 million relating to the sale of a portion of land and air utility rights by a Caltex affiliate in Japan required for a public project.



                              * * * * * * * * * * *



In the preparation of preliminary and unaudited financial statements for the nine-month and three-month periods ended September 30, 1996 and 1995, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1995 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

Total worldwide net income for Texaco Inc. and subsidiary companies for the third quarter of 1996 was $434 million, or $1.61 per share, as compared with $290 million, or $1.06 per share, for the third quarter of 1995. Total net income for the first nine months of 1996 was $1,509 million, or $5.62 per share, as compared with $858 million, or $3.13 per share, for the first nine months of 1995. Both years included special items.

Net income before special items for the first nine months of 1996 totaled $1,285 million, or $4.76 per share. Net income before special items and the cumulative effect of an accounting change for the first nine months of 1995 totaled $785 million, or $2.84 per share. Third quarter 1996 results had no special items. For the third quarter of 1995, net income before special items was $288 million, or $1.05 per share.

Net income for the first nine months of 1996 included a second quarter net special gain of $224 million relating to the sale by Texaco's affiliate Caltex Petroleum Corporation ("Caltex") of its interest in the Nippon Petroleum Refining Company, Limited (NPRC). Net income for the third quarter and first nine months of 1995 included $44 million in tax benefits realizable through the sale of an interest in a subsidiary, a $27 million gain from the sale of Texaco's interest in Pekin Energy Company, special charges of $56 million for the cost of employee separations and $13 million for the restructuring of certain Caltex operations. Net income for the first nine months of 1995 also included first quarter net special gains of $205 million resulting from the sale of non-core U.S. producing properties, partly offset by reserves for environmental remediation of these properties of $13 million, and from the sale of land by a Caltex affiliate in Japan. Nine months 1995 also included a $121 million non-cash charge from the write-down of non-core U.S. producing properties held for sale at January 1, 1995, classified as a cumulative effect of an accounting change in accordance with the 1995 adoption of Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

Results for 1996 and 1995 are summarized in the following table:

                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------          --------------------
                                                                         1996           1995          1996           1995
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items and the cumulative
    effect of accounting change                                        $ 1,285         $  785         $ 434         $  288
Gain on sale of an interest in an affiliate                                224              -             -              -
Gains on major asset sales                                                   -            232             -             27
Tax benefits on asset sales                                                  -             44             -             44
Employee separations costs                                                   -            (56)            -            (56)
Other                                                                        -            (26)            -            (13)
                                                                       -------         ------         -----         ------
Net income before cumulative effect of
   accounting change                                                     1,509            979           434            290
Cumulative effect of accounting change                                       -           (121)            -              -
                                                                       -------         ------         -----         ------
Total net income                                                       $ 1,509         $  858         $ 434         $  290
                                                                       =======         ======         =====         ======

Texaco's higher worldwide crude oil and natural gas production and the continuing strength in commodity prices led the company's strong third quarter and year-to-date results. Texaco has been successful this year in reversing previous production declines from maturing fields and non-core asset sales. The company's success was bolstered by increased production from new fields in the Gulf of Mexico, China and Angola, and improved recovery from existing fields, most notably in the Kern River, Calif., and Partitioned Neutral Zone operations.

In the downstream sector, higher margins, increased branded gasoline sales volumes and better operating performance at the company's refineries, particularly on the West Coast, contributed to improved results in the United States. However, in the international sector, results were lower this year as the effects of intense competitive pressure in Europe and poor margins in the Caltex operating areas more than offset solid results achieved by the company's Latin American marketing operations.

The company has continued its strict commitment to cost containment throughout its worldwide operations as shown by this year's decline in per barrel cash operating expenses. In addition, strong earnings and cash flow, both important measures of the company's plan for growth, enabled Texaco to increase its quarterly dividend rate to $.85 per share in July and to maintain an aggressive capital expenditure program this year. Year-to-date capital expenditures were $2,252 million, up $208 million or 10 percent from last year, with the majority of funds targeted to key upstream opportunities.


                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the third quarter of 1996 were $262 million, as compared with $162 million for the third quarter of 1995. For the first nine months of 1996 and 1995, earnings were $772 million and $595 million, respectively. Results for 1995 included a first quarter special gain of $125 million principally resulting from the sale of non-core producing properties partly offset by reserves for environmental remediation on these properties of $13 million. Excluding the net special gain, first nine months of 1995 results totaled $483 million.

In the U.S. upstream operations, the strong growth in earnings for both the comparative third quarter and nine months of 1996 resulted from increased crude oil and natural gas production and higher prices. Increased crude oil, natural gas liquids (NGL), and natural gas production, which in total are up 2.5 percent for the year, reflects success in adding new production, most notably from the Gulf of Mexico, and enhancing production from existing fields, primarily in the Kern River, Calif., operations. This new production reverses previous declines from maturing fields and non-core asset sales, and is in contrast to U.S. oil industry statistics which indicate an overall decline in U.S. crude oil production. Increased exploratory expenses for both the third quarter and nine months reflect an increased level of exploration activity, and complement this year's success in acquiring lease acreage and the discovery and development of new prospects.

The Texaco U.S. average natural gas price for the third quarter of 1996 was $.50 per thousand cubic feet (MCF) higher than 1995, while the price for the nine months of 1996 was $.48 per MCF higher than 1995. These price improvements were primarily due to unusually cold weather earlier this year and the resulting increase in industry demand to replenish depleted natural gas storage.

The 1996 average price for Texaco U.S. crude oil was $3.05 and $2.07 per barrel higher for the third quarter and nine months, respectively. These higher prices reflect increased demand combined with historically low inventory levels in 1996 and market uncertainty related to delays in the possible resumption of Iraqi crude sales.

         International

Exploration and production earnings outside the U.S. for the third quarter of 1996 were $132 million, as compared with $87 million for the third quarter of 1995. For the first nine months of 1996 and 1995, earnings were $365 million and $253 million, respectively.

In the international upstream, results for both the third quarter and nine months of 1996 benefited from higher crude oil prices. Additionally, crude oil production increased primarily from activity in Angola, China and the Partitioned Neutral Zone, located between Saudi Arabia and Kuwait. In Angola, the production increases were the result of new offshore fields as well as the resumption of onshore production early this year. Production increased in China due to new fields and in the Partitioned Neutral Zone due to continuing development programs. Lower production from maturing fields in the United Kingdom (U.K.) and Australia partly offset overall production improvements for the third quarter and nine months of 1996. Third quarter 1996 natural gas production reflected the continued development of the Dolphin field in Trinidad.

     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the third quarter of 1996 were $94 million, as compared with $59 million for the third quarter of 1995. For the first nine months of 1996 and 1995, earnings were $242 million and $70 million, respectively. Results for 1995 included third quarter special charges of $11 million relating to employee separations. Excluding special charges, results for the third quarter and first nine months of 1995 totaled $70 million and $81 million, respectively.

In the U.S. downstream operations, results for the third quarter and nine months of 1996 benefited primarily from higher West Coast refinery margins as compared to the same period of 1995. Although third quarter 1996 refining margins have steadily deteriorated from their peak in May, they exceeded the depressed levels of the comparable period of 1995.

The significant improvement in West Coast refining margins this year reflected product price increases due to shortages resulting from regional refining problems and new California gasoline formulation requirements during the first half of the year when the seasonal increase in market demand occurred. Improved refinery operations and continued cost containment efforts also contributed to the improved 1996 results.

For the third quarter and nine months of 1996, marketing margins for most refined products were lower than the comparable period of 1995. This was offset partially by the continued strength in gasoline and diesel sales volumes, with Texaco branded gasoline sales up more than three percent for both the comparative third quarter and nine months. Additionally, downstream results for the nine months of 1996 benefited from improved profits in the distribution and transportation businesses, particularly in the second quarter.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the third quarter of 1996 were $37 million, as compared with $16 million for the third quarter of 1995. For the first nine months of 1996 and 1995, earnings were $433 million and $279 million, respectively. Results for the first nine months of 1996 included a second quarter net special gain of $224 million relating to the sale by Caltex of its interest in NPRC. Results for 1995 included a $42 million third quarter special charge relating to employee separations in subsidiary operations and Caltex restructuring charges and first quarter net special gains of $80 million, principally relating to the sale of land by a Caltex affiliate in Japan. Excluding net special gains, first nine months of 1996 earnings totaled $209 million. For the third quarter and first nine months of 1995, results excluding special items totaled $58 million and $241 million, respectively.

In the international downstream, comparative third quarter and nine months 1996 earnings before special items reflected lower margins in both the Europe and Caltex operating areas offset partially by improved results in Brazil from increased volumes and higher product margins.

In Europe, marketing margins were significantly depressed from excess gasoline supply and a highly competitive market, especially in the U.K., and only partially offset by higher refining margins. In the Caltex operating markets, significantly lower margins in Korea and Thailand, primarily due to higher crude costs not fully recovered in the market, were somewhat offset by higher margins in Bahrain and Singapore. Additionally, earnings in Japan were lower as a result of the April 1996 sale of NPRC.

NONPETROLEUM

Nonpetroleum earnings for the third quarter and first nine months of 1996 were $6 million and $11 million, respectively, as compared with $36 million and $47 million for the respective 1995 periods. Third quarter 1995 results included a special gain of $27 million from the sale of the company's interest in Pekin Energy Company. Excluding the special gain, results for the third quarter and first nine months of 1995 totaled $9 million and $20 million, respectively.

Nonpetroleum results for 1996 reflected higher gasification licensing revenues, while 1995 mainly reflected improved loss experience of insurance operations.



                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the third quarter and first nine months of 1996 were $97 million and $314 million, respectively, as compared with charges of $70 million and $265 million for the respective periods of 1995. Nine months 1995 included first quarter gains of $25 million, principally from sales of equity securities held for investment by the insurance operations. The 1995 third quarter also included a special gain of $44 million related to tax benefits realizable through the sale of an interest in a subsidiary and a special charge of $16 million for employee separations.

On October 17, 1996 the United States Court of Appeals for the Fifth Circuit affirmed the 1993 U.S. Tax Court decision in the so-called "Aramco Advantage" case and upheld Texaco's position in this dispute with the Internal Revenue Service (IRS). A favorable conclusion of this case could result in a significant benefit to net income in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, Texaco's cash, cash equivalents and short-term investments totaled $945 million, as compared with the 1995 year-end level of $536 million. Texaco's total cash provided by operating activities for the first nine months of 1996 totaled $3.05 billion. Total cash provided by operating activities for 1996 reflected strong operational earnings and a net inflow of $430 million primarily comprised of a cash dividend from Caltex (related to the sale of Caltex' interest in NPRC) and the collection of receivables (primarily insurance recoveries relating to environmental matters) which were partially offset by payments related to litigation and other matters.

During the first nine months of 1996, cash generated from operating activities, proceeds from the sale of discontinued operations (discussed below) and proceeds from normal asset sales were used to support Texaco's capital and exploratory expenditures of $2,001 million, for payment of dividends to common, preferred and minority shareholders of $721 million, and for the reduction of debt.

Total debt at September 30, 1996 amounted to $5.6 billion as compared with $6.2 billion at year-end 1995. Texaco's ratio of total debt to total borrowed and invested capital was 34.0% at September 30, 1996, as compared with 38.0% at year-end 1995. At September 30, 1996, Texaco's long-term debt included $688 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. The company maintained a revolving credit facility with commitments of $2.0 billion, which was unused at both September 30, 1996 and at year-end 1995. In November 1996, the company decreased the amount of this credit facility to $1.5 billion, which remains unused.

During the first nine months of 1996, Texaco received $231 million from the sale of certain equipment leasehold interests in conjunction with a sale/leaseback arrangement. In the aggregate, through September 30, 1996, Texaco has received $479 million for these interests. Additional payments are expected to be received over the remainder of 1996. The company expects to repurchase the total interests, in early 1997, after the related equipment is placed in service.

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

During 1995, Texaco announced a stock repurchase program to buy up to $500 million of its common stock through open market or privately negotiated transactions. Subject to market conditions and applicable regulatory requirements, the stock repurchase program is expected to be completed in 1997.

The sale of a 15% interest in the company's Captain Field in the U.K. North Sea to Korea Petroleum Development Corporation for approximately $210 million is expected to be completed in early 1997.

In the third quarter of 1996, Texaco increased its quarterly dividend on its common stock to 85 cents per share from 80 cents per share, an increase of 6.25 percent.

On October 17, 1996 the United States Court of Appeals for the Fifth Circuit affirmed the 1993 U.S. Tax Court decision in the so-called "Aramco Advantage" case and upheld Texaco's position in this dispute with the IRS. In March 1988, prior to the commencement of the Tax Court action, Texaco, as a condition of its emergence from Chapter 11 proceedings, made certain cash deposits to the IRS in contemplation of potential tax claims. The remaining portion of these deposits, together with interest, currently exceed $700 million. Disposition of the deposits and interest will be determined when the IRS has exhausted its legal options. A favorable conclusion of this case could result in the receipt of a significant portion of the deposits and interest in 1997.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
--------------------------

On July 5, 1994, Texaco announced its plan for growth which included a series of action steps to increase competitiveness and profitability. This program also called for reductions in overhead, including reduced layers of supervision, and improvements in operating efficiencies. Implementation of Texaco's program was expected to result in the reduction of approximately 2,500 employees worldwide by June 30, 1995, involving U.S. and international upstream and downstream segments, as well as various support staff functions. During the second quarter of 1994, Texaco recorded an after-tax charge of $88 million for the anticipated severance costs associated with the employee reductions. As a result of the continued successful application of its overhead reduction initiative, on October 2, 1995, Texaco announced that it had expanded this program to include approximately 1,500 additional employee separations worldwide by year-end 1996. In this regard, in the third quarter of 1995, Texaco recorded an after-tax charge of $56 million for the cost of these additional employee separations.

As of September 30, 1996, implementation of Texaco's program has included reductions of approximately 4,400 employees worldwide with a related commitment to severance payments of $209 million, or an after-tax cost of $143 million. Of this pre-tax commitment, payments of $189 million have been made as of September 30, 1996.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures for continuing operations, including equity in such expenditures of affiliates, were $2,252 million for the first nine months of 1996, as compared with $2,044 million for the same period of 1995. Expenditures for the third quarter of 1996 amounted to $815 million versus $772 million for the third quarter of 1995.

Increased U.S. exploration and development expenditures during 1996 reflect solid opportunities in traditional offshore and key deepwater areas of the Gulf of Mexico. Texaco continued its aggressive acquisition of acreage at the latest Gulf of Mexico lease sale, adding to significant deepwater acreage acquired at the federal lease sale earlier this year. Progress on design and construction for the Petronius deepwater project continued during the third quarter.

Aggressive international upstream investment also continued this year as increased expenditures focused in Colombia, Australia, Nigeria, the Partitioned Neutral Zone and Denmark, while development work continues in the Captain and Erskine Fields in the U.K. North Sea and in Indonesia.

Comparative downstream expenditure levels decreased due to the completion of major refinery construction projects in Thailand and Singapore by Caltex and the completion of refinery upgrades in the U.S. and Panama. Increased investments in 1996 relating to the Poseidon oil pipeline, which will service new deepwater and subsalt oil production from the central Gulf of Mexico as well as selected worldwide marketing investments particularly in Latin American growth areas and by Caltex in Singapore, partially offset the decrease in refinery spending.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Forms 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996 and to Item 3 of Texaco Inc.'s 1995 Annual Report on Form 10-K, which are incorporated herein by reference.

In addition, in March 1994 six current or former employees filed a purported class action against the company in the United States District Court for the Southern District of New York (District Court) alleging race discrimination against African-American employees, principally with respect to promotions. The District Court referred the matter to the Equal Employment Opportunity Commission, which found some disparity in promotions in some pay grades for some periods of time between African-American employees and other employees. In November 1996, the plaintiffs filed in the District Court a motion for sanctions alleging that Texaco concealed or withheld documents requested by the plaintiffs. A hearing on that motion is scheduled for November 22, 1996.

On November 6, 1996, a purported derivative action was filed in the District Court against Texaco Inc., as nominal defendant, its directors, and certain current and former officers and employees. The suit alleges, among other things, that the directors violated their fiduciary duties as a result of alleged discriminatory employment practices, discovery abuses and violations of law by the company. The suit seeks, among other things, the formation of an equal opportunity committee and an oversight and litigation committee of the Board, damages in the form of restitution of all costs and expenses to the company resulting from the alleged violations, fees and expenses.

In addition, the company has received a subpoena from the office of the United States Attorney for the Southern District of New York requesting the production of documents related to the foregoing matters.

Item 5. Other Information
-------------------------

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------          --------------------
                                                                          1996         1995(a)         1996         1995(a)
                                                                          ----         -------         ----         -------
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating  earnings  from  continuing  operations  before  cumulative effect of accounting change Petroleum and natural gas
      Exploration and production
         United States                                                 $   772         $  595         $ 262        $   162
         International                                                     365            253           132             87
                                                                        ------         ------         -----        -------
           Total                                                         1,137            848           394            249
      Manufacturing, marketing and distribution
         United States                                                     242             70            94             59
         International                                                     433            279            37             16
                                                                        ------         ------         -----        -------
           Total                                                           675            349           131             75
                                                                        ------         ------         -----        -------

           Total petroleum and natural gas                               1,812          1,197           525            324

   Nonpetroleum                                                             11             47             6             36
                                                                        ------         ------         -----        -------
           Total operating earnings                                      1,823          1,244           531            360

Corporate/Nonoperating                                                    (314)          (265)          (97)           (70)
                                                                        ------         ------         -----        -------

Net income from continuing operations before
   cumulative effect of accounting change                                1,509            979           434            290

Cumulative effect of accounting change                                       -           (121)            -              -
                                                                        ------         ------         -----        -------
           Net income                                                   $1,509         $  858         $ 434        $   290
                                                                        ======         ======         =====        =======



CAPITAL AND EXPLORATORY EXPENDITURES -
--------------------------------------
     INCLUDING EQUITY IN AFFILIATES
     ------------------------------
   Exploration and production
         United States                                                  $  894        $   619         $ 273        $   232
         International                                                     762            727           312            289
                                                                        ------         ------         -----        -------
           Total                                                         1,656          1,346           585            521
                                                                        ------         ------         -----        -------
   Manufacturing, marketing and distribution
         United States                                                     234            263            78             96
         International                                                     345            415           144            147
                                                                        ------         ------         -----        -------
           Total                                                           579            678           222            243
                                                                        ------         ------         -----        -------

   Other                                                                    17             20             8              8
                                                                        ------         ------         -----        -------
           Total                                                         2,252          2,044           815            772

Discontinued operations                                                      -              2             -              1
                                                                        ------         ------         -----        -------

           Total, including equity in affiliates                        $2,252         $2,046         $ 815        $   773
                                                                        ======         ======         =====        =======


(a)   Previously reported results for 1995 have been reclassified and restated for the adoption of SFAS 121.

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------          --------------------
                                                                         1996            1995         1996            1995
                                                                         ----            ----         ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             388            381           393            373
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,680          1,627         1,708          1,618
     Total net production (000 BOEPD)                                      668            652           678            643

     Natural  gas sales (000 MCFPD)                                      3,100          3,162         3,059          3,046
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                         208            214           191            207

     Average U.S. crude (per bbl)                                       $17.24         $15.17        $17.93         $14.88
     Average U.S. natural gas (per mcf)                                 $ 2.08         $ 1.60        $ 2.02         $ 1.52
     Average WTI (Spot) (per bbl)                                       $21.30         $18.52        $22.41         $17.85
     Average Kern (Spot) (per bbl)                                      $14.92         $13.90        $14.41         $13.84

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            115            117           115            118
         Indonesia                                                         143            149           146            153
         Partitioned Neutral Zone                                           75             56            79             63
         Other                                                              62             55            65             56
                                                                       ------         ------        ------         ------
              Total                                                        395            377           405            390
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            182            210           162            172
         Colombia                                                          117            118           124            117
         Other                                                              66             52            77             46
                                                                       ------         ------        ------         ------
              Total                                                        365            380           363            335

     Total net production (000 BOEPD)                                      456            440           466            446

     Natural gas sales (000 MCFPD)                                         456            434           450            398
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                          95             79            74             86

     Average International crude (per bbl)                              $18.64         $16.32        $19.43         $15.45
     Average U.K. natural gas (per mcf)                                 $ 2.56         $ 2.63        $ 2.55         $ 2.55
     Average Colombia natural gas (per mcf)                             $  .94         $  .87        $  .97         $  .92


                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------          --------------------
                                                                         1996            1995         1996            1995
                                                                         ----            ----         ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Subsidiary                                                        405            391           417            406
         Affiliate - Star Enterprise                                       320            300           325            297
                                                                         -----          -----         -----          -----
              Total                                                        725            691           742            703
     Refined product sales (000 BPD)
         Gasolines                                                         499            448           515            458
         Avjets                                                            127             89           122             94
         Middle Distillates                                                214            193           217            195
         Residuals                                                          65             53            70             66
         Other                                                             133            130           132            129
                                                                         -----          -----         -----          -----
              Total                                                      1,038            913         1,056            942

International
-------------
     Refinery input (000 BPD)
     Europe                                                                336            284           334            312
     Affiliate - Caltex                                                    368            441           340            451
     Latin America/West Africa                                              64             37            68             43
                                                                         -----          -----         -----          -----
         Total                                                             768            762           742            806

     Refined product sales (000 BPD)
     Europe                                                                453            453           431            487
     Affiliate - Caltex                                                    602            645           555            622
     Latin America/West Africa                                             397            356           408            353
     Other                                                                  61             75            39             54
                                                                         -----          -----         -----          -----
     Total                                                               1,513          1,529         1,433          1,516


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --  (3.2) Copy of  By-Laws of Texaco  Inc.,  as  amended  to and  including
               September 27, 1996.

     --   (11) Computation of Earnings Per Share of Common Stock of Texaco Inc.
               and Subsidiary Companies.

     --   (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

     --   (20) Copy of  Texaco  Inc.'s  Annual  Report on Form 10-K for the
               fiscal year ended December 31, 1995 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1995) and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996, as previously filed by the Registrant with the Securities and Exchange Commission, File
               No. 1-27.

     --   (27) Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the third quarter of 1996, the Registrant filed a Current Report on Form 8-K for the following event:

     1.   July 22, 1996 (date of earliest event reported: July 22, 1996)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the second quarter 1996. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Second Quarter and First Half 1996," dated July 22, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                               Texaco Inc.
                                                 -------------------------------
                                                              (Registrant)




                                            By:              R.C. Oelkers
                                                 -------------------------------
                                                (Vice President and Comptroller)




                                            By:                R.E. Koch
                                                 -------------------------------
                                                         (Assistant Secretary)




Date:    November 13, 1996
         -----------------