Form 10-K
period 1996-12-31
TEXACO INC
filed 1997-03-27
CIK 97349

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996          Commission file number 1-27

                             T e x a c o   I n c .

             (Exact name of registrant as specified in its charter)

                        Delaware                               74-1383447
(State or other jurisdiction of incorporation               (I.R.S. Employer
                    or organization)                       Identification No.)

        2000 Westchester Avenue
        White Plains, New York                                   10650
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
        Common Stock, par value $6.25                                              New York Stock Exchange
                                                                                   Chicago Stock Exchange
                                                                                   The Stock Exchange, London
                                                                                   Antwerp and Brussels Exchanges
                                                                                   Swiss Stock Exchange
        Rights to Purchase  Series D Junior  Participating  Preferred  Stock       New York Stock Exchange
        Cumulative  Adjustable Rate Monthly Income Preferred Shares,  Series B*    New York Stock Exchange
        6 7/8%  Cumulative  Guaranteed Monthly Income Preferred Shares, Series A*  New York Stock Exchange
        8 1/2% Notes, due February 15, 2003**                                      New York Stock Exchange
        8 5/8% Debentures, due June 30, 2010**                                     New York Stock Exchange
        8.65% Notes, due January 30, 1998**                                        New York Stock Exchange
        9% Notes,  due November  15,  1997**                                       New York Stock Exchange
        9% Notes,  due December  15,  1999**                                       New York Stock Exchange
        9 3/4% Debentures,  due March 15, 2020**                                   New York Stock Exchange
        Extendible  Notes,  due June 1, 1999 (8 1/2% to June 1,  1998)**           New York Stock Exchange
        Extendible  Notes,  due March 1, 2000 (9.45% to March 1, 2000)**           New York Stock Exchange

___________________
*  Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                                   ----------


     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock of Texaco Inc. held by non-affiliates at the close of business on February 28, 1997, based on the New York Stock Exchange composite sales price, was approximately $26,050,000,000. The market value of the voting stock of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 28, 1997, totaled approximately $910,893,000. The market value of the voting stock of Series F ESOP Convertible Preferred Stock held in the Employees Savings Plan of Texaco Inc. at the close of business on February 28, 1997, totaled approximately $56,446,000.
     As of February 28, 1997, there were 263,651,162 outstanding shares of Texaco Inc. Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)

                                                                                                       Part of
                                                                                                      Form 10-K
                                                                                                      ---------
        Texaco Inc. Annual Report to Stockholders for the year 1996.................................    I, II
        Proxy Statement of Texaco Inc. relating to the 1997 Annual Meeting of Stockholders..........     III

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                   ------------------------------------------------
                                                                                     Texaco Inc.
                                                                   Texaco Inc.        Year 1996       Texaco Inc.
                                                                    Year 1996       Annual Report   March 27, 1997
Form 10-K Item                                                      Form 10-K      To Stockholders  Proxy Statement
--------------                                                      ---------      ---------------  ---------------


                                     PART I

  1. and 2. Business and Properties
         Development and Description of Business...................     1               33-34               --
         Certain Factors Which May Affect Business.................    2-4               --                 --
         Worldwide Operations......................................     5        12-24, 41 and 67-68        --
         Supplementary Exploration and Production Information......    6-8          71-74 and 78            --
  3.     Legal Proceedings.........................................   9-10               67                 --
  4.     Submission of Matters to a Vote of Security Holders.......    10                --                 --

  Executive Officers of Texaco Inc.................................    11                --                 --


                                     PART II


  5.     Market for the Registrant's Common Equity
           and Related Stockholder Matters.........................    12                82                 --
  6.     Selected Financial Data...................................    12                81                 --
  7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    12               26-40               --
  8.     Financial Statements and Supplementary Data
                     -- Financial Statements.......................    12               41-68               --
                     -- Report of Independent Public Accountants...    12                70                 --
                     -- Oil and Gas Information....................    12               71-79               --
                     -- Selected Quarterly Financial Data..........    12                80                 --
  9.     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...................   12                --                 --


                                    PART III


10. Directors and Executive Officers of the Registrant.............    13                --                3-12
11. Executive Compensation.........................................    13                --          6-7, 31-35 and 37
12. Security Ownership of Certain Beneficial Owners
      and Management...............................................    13                --              2 and 8
13. Certain Relationships and Related Transactions.................    13                --                 --


                                     PART IV


14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  14-16              --                 --



                                     PART I
                                   TEXACO INC.



Items 1 and 2. Business and Properties


                     DEVELOPMENT AND DESCRIPTION OF BUSINESS

         Texaco Inc. was incorporated in Delaware on August 26, 1926, as The Texas Corporation. Its name was changed in 1941 to The Texas Company and in 1959 to Texaco Inc. It is the successor of a corporation incorporated in Texas in 1902. As used herein and within the portions of the documents incorporated by reference, the term Texaco Inc. refers solely to Texaco Inc., a Delaware corporation. The use of such terms as "Texaco," "company," "division," "organization," "unit," "we," "us," "our" and "its," when referring either to Texaco Inc. and its consolidated subsidiaries or to subsidiaries and affiliates either individually or collectively, is for convenience only and is not intended to describe legal relationships.

         Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas and petroleum products.

Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support for continuing operations amounted to approximately $139 million in 1996, $154 million in 1995, and $175 million in 1994. These expenditures exclude amounts applicable to discontinued operations of approximately $6 million in 1996, $14 million in 1995 and $20 million in 1994.

Environmental Expenditures

         Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1996, and projections for 1997 and 1998, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from pages 33 and 34 of Texaco Inc.'s 1996 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies engaged in continuing operations as of December 31, 1996 and 1995 totaled 28,957 and 28,247, respectively.

     The 1995 total excludes approximately 300 employees involved in supporting discontinued operations sold during 1996.

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

Industry Review of 1996


                             WORLD PETROLEUM DEMAND
                          (MILLIONS OF BARRELS A DAY)

                           1996        1995        1994
                           ----        ----        ----
INDUSTRIAL NATIONS         41.2        40.3        40.0

DEVELOPING NATIONS         24.9        23.7        22.6

FORMER SOVIET BLOC          5.7         6.1         6.2
                            ---         ---         ---
        TOTAL              71.8        70.1        68.8


     The world economy grew at a strong 3.8% rate in 1996. However, growth patterns were mixed among regions. Economic expansion in the industrialized world as a whole was relatively modest. While the pivotal U.S. economy enjoyed another year of steady advance, the adoption of fiscal austerity measures in Western Europe led to a slowing of economic expansion. A large increase in governmental spending in the first quarter boosted Japanese GDP growth in 1996, but the recovery has yet to become deep-rooted. On the other hand, economic expansion in the developing world was generally robust, particularly in the Pacific Rim countries. One major disappointment in 1996 was the failure of the former Soviet bloc to turn around. Although some of the former Eastern European "satellite" countries enjoyed relatively strong growth, the Russian economy registered another decline, pulling down the region as a whole.

     World demand for petroleum products continued to attain new highs in 1996, spurred by the global economic expansion and cold winter conditions early in the year. Oil consumption averaged 71.8 million barrels per day (BPD), an increase of 1.7 million BPD from the 1995 level. Growth in the industrialized nations rose sharply, up 900,000 BPD, boosted by the very cold winter weather across the Northern Hemisphere. In the developing countries, buoyant economic conditions, particularly in the Pacific Rim region, led to a robust increase of 1.2 million BPD in oil consumption. However, the contraction in the Russian economy offset gains in several Eastern European countries, leading to an overall 400,000 BPD demand decline for the former Soviet bloc.

     Crude oil supplies also rose sharply during the year. However, very ambitious gains that had been expected from non-OPEC sources did not materialize fully. In the North Sea, for example, extended field maintenance during the summer, underperformance by several old fields and delayed projects limited production increases. Even with these constraints, output from the North Sea contributed significantly to non-OPEC's near 1 million BPD gain from the 1995 level.

     Latin America also posted significant increases, resulting from higher output levels from Argentina, Brazil, Colombia and Mexico. Likewise, there were significant gains from countries such as Angola, Australia and Canada, but these were partially offset by production losses from the former Soviet Union and the United States.

     The step-up in world oil demand and lower than anticipated non-OPEC output combined to boost world requirements for OPEC oil during 1996, the first substantial output gain for the organization in several years. Crude oil
production   averaged  25.9  million  BPD,  a  900,000  BPD  increase  over  its year-earlier level. Cash strapped countries such as Nigeria and Venezuela substantially exceeded OPEC quotas and accounted for more than half of this increase. Iraqi exports remained embargoed until near year-end, when agreement was reached allowing so-called "oil-for-food" flows under U.N. Resolution 986.

     World petroleum prices were surprisingly strong throughout 1996. Special factors, such as exceptionally cold weather early in 1996, the absence of Iraqi exports and the delayed start-up of new North Sea production, had a major impact. At the same time, crude oil and petroleum product stocks were lean by historical standards, thus contributing to price strength and volatility. The spot price of U.S. benchmark West Texas Intermediate (WTI) averaged $22.16 per barrel, which was $3.73 per barrel higher than the previous year and a level not seen since the Gulf War.

     Refiners' margins during 1996 were higher than 1995's very depressed levels in key U.S. and European markets. Despite the run-up in underlying crude oil costs, special factors contributed to strong light-end product prices. For instance, the extreme cold winter within the Atlantic basin boosted heating oil prices and delayed the refinery switchover to gasoline, leading to low stock levels prior to the summer driving season. In addition, on the U.S. West Coast, refinery outages and dislocations resulting from the introduction of CARB reformulated gasoline also pushed up margins during the spring and summer. Marketing margins, however, decreased relative to 1995 due to intense competitive pressures and oversupply in the marketplace, especially in the U.S., the United Kingdom and the Asia-Pacific area.

Near-Term Outlook

                      NEAR-TERM WORLD SUPPLY/DEMAND BALANCE
                           (MILLIONS OF BARRELS A DAY)

                                  1997        1996
                                  ----        ----
DEMAND                            73.8        71.8

SUPPLY

     NON-OPEC CRUDE               38.3        37.1

     OPEC CRUDE                   26.7        25.9

     OTHER LIQUIDS                 9.3         9.0
                                  ----        ----
TOTAL SUPPLY                      74.3        72.0
                                  ----        ----
     STOCK CHANGE                  0.5         0.2



     World economic growth is projected to remain strong in 1997, as continued powerful expansion in the developing world and modest increases in the industrialized nations are reinforced by an anticipated turnaround in the former Soviet bloc. The United States is forecast to continue to enjoy modest growth in 1997, and economic expansion in Western Europe is expected to pick up. In Japan, growth should weaken somewhat from the artificially high rate created by the stimulative government spending in 1996. Within the developing world, expansion in Asia may also moderate somewhat, but will remain relatively strong. The former Soviet bloc as a whole is anticipated to register positive GDP growth for the first time in eight years, as the Russian economy shows signs of turning around.

     Strong economic conditions should result in one of the highest rates of growth for world oil consumption witnessed over the last two decades. World demand is projected to average 73.8 million BPD, a 2.0 million BPD, or 2.8% increase over 1996 levels. Growth in the industrialized nations is expected to slow to 500,000 BPD in 1997, as normal winter conditions are projected. In the developing countries, demand is expected to rise by 1.4 million BPD, fueled by the ongoing economic expansion. Also, in the former Soviet bloc, demand is expected to rise by 100,000 BPD from the 1996 level, as consumption rises in Central Europe.

     Despite the strength in demand, anticipated increases in non-OPEC and OPEC production may actually run ahead of consumption, causing the global supply/demand balance to loosen and prices to weaken. Non-OPEC crude oil production has been on an uptrend over the last few years and, despite the somewhat disappointing performance in 1996, output in 1997 is expected to climb to 38.3 million BPD, a dramatic 1.2 million BPD gain. As in the past, the North Sea will be the major contributor, followed by Brazil, Mexico, Australia, India, Angola and some other African nations. By year-end, output from Colombia's giant Cusiana/Cupiagua fields is expected to rise significantly as the Ocensa pipeline nears completion. Even output from the former Soviet Union may increase after many years of decline. Among the major producers, only the United States will continue to slip, and very slowly, as declining production from Prudhoe Bay and other North Slope fields is offset by new flows from the Gulf of Mexico.

     OPEC production is also expected to rise in 1997, given the resumption in Iraqi oil exports. The agreed partial lifting of the U.N. embargo will likely add about 600,000 BPD to the market. In addition, ongoing capacity expansions in Venezuela, Algeria and Nigeria may translate into a further increase in OPEC production. This could occur at a time when market fundamentals point toward weaker crude oil and product prices.

     U.S.  natural gas  consumption  in 1996 rose to over 22 trillion cubic feet
(TCF), up 0.6 TCF from the prior-year level. The extreme cold weather and growing industrial usage boosted demand to a level that has not been experienced since the early 1970's. In 1997, demand should continue to grow, despite the assumption of more normal winter conditions.




                                   ----------



Forward-Looking Statements

     Part I of this Form 10-K may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which Texaco operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors which could affect performance include estimation of reserves, inaccurate seismic data, mechanical failures, unilateral cancellation of concessions by host governments, decreased demand for motor fuels, natural gas and other products, above-average temperatures, pipeline failures, oil spills, increasing price and product competition, higher or lower costs and expenses, domestic and foreign governmental and public policy changes including environmental regulations, the outcome of pending and future litigation and governmental proceedings and continued availability of financing. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Texaco undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                              WORLDWIDE OPERATIONS

         Texaco owns, leases, or has interests in extensive production, manufacturing, marketing, transportation and other facilities throughout the world. A description of the company's worldwide operations appears on pages 12 through 24, and information regarding sales to significant affiliates and geographical financial data appear on pages 41 and 67-68, respectively, of Texaco Inc.'s 1996 Annual Report to Stockholders, applicable portions of which are incorporated herein by reference. Except as indicated under Items 1, 2, 3, 5, 6, 7, 8 and 14, no other data and information appearing in the 1996 Annual Report to Stockholders are deemed to be filed as part of this Annual Report on Form 10-K.

     In 1993, Texaco announced its intention to dispose of substantially all of its worldwide chemical operations, including its lubricant additives business, and entered into a memorandum of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of Texaco Chemical Company and related international chemical operations. On April 21, 1994, Texaco received from Huntsman Corporation $850 million, consisting of $650 million in cash and an 11-year subordinated note with a face amount of $200 million, which was prepaid in January, 1996.

     On February 29, 1996, Texaco completed the disposition of its worldwide chemical operations by completing the sale of its worldwide lubricant additives business, which included manufacturing facilities, as well as sales and marketing offices in various locations in the U.S. and abroad to Ethyl Corporation, a fuel and lubricant additives manufacturer. Ethyl purchased this business for $196 million, comprised of $136 million in cash and a three year note of $60 million.

     On March 21, 1997, Texaco completed the sale of its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business to a subsidiary of Huntsman Corporation, for approximately $600 million.

     On March 18, 1997, Texaco announced that it and Shell Oil Company signed a memorandum of understanding to combine the major elements of their midwestern and western U.S. refining and marketing activities and their total U.S. transportation, trading and lubricants businesses. The new company will continue to market gasoline under both the Texaco and Shell brands through the thousands of independent wholesalers and retailers.

     Under the terms of the memorandum of understanding, Texaco and Shell will form a limited liability company comprising their midwestern and western refining and marketing activities and nationwide transportation and lubricants businesses. Shell will own 56 percent and Texaco 44 percent of the new company, which is expected to be formed as soon as practical following regulatory review and the signing of definitive agreements.

     The two companies also announced that they and Saudi Refining Inc. (SRI), have made significant progress in discussions toward a separate memorandum of understanding to combine Star Enterprise (a 50/50 joint venture between SRI and Texaco in the eastern U.S.) with Shell's eastern U.S. refining and marketing business. An agreement could be reached in the second quarter of 1997.

     On March 1, 1995, Texaco completed the sale of more than 300 scattered producing fields to Apache Corporation. The sale included properties located in the Permian Basin of Texas, offshore Gulf of Mexico, onshore Louisiana, East and South Texas, the Rocky Mountains and the Mid-Continent area of the United Sates.

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

     Estimates of Total  Proved  Net  Oil and Gas Reserve Data Provided to Other
         Governmental Bodies and Availability of Oil and Gas

     Information concerning estimates of total proved net oil and gas reserve data provided to other governmental bodies and availability of oil and gas is incorporated herein by reference from pages 71 to 74 of Texaco Inc.'s 1996 Annual Report to Stockholders.

     Average Sales Prices and Production Costs--Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 78 of Texaco Inc.'s 1996 Annual Report to Stockholders.

Oil and Gas Acreage
                                                                                      As of December 31, 1996
                                                                                      -----------------------
         Thousands of acres                                                       Gross                      Net
         ------------------                                                       -----                      ---
     Producing
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        3,147                     1,835
              Other Western Hemisphere  ...................................          518                       169
              Europe  .....................................................          122                        29
              Other Eastern Hemisphere  ...................................          794                       199
                                                                                  ------                    ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........        4,581                     2,232

         Equity in an Affiliate-Other Eastern Hemisphere...................          206                       103
                                                                                  ------                    ------
                  Total worldwide .........................................        4,787                     2,335
                                                                                  ------                    ------
     Undeveloped
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        7,042                     5,235
              Other Western Hemisphere  ...................................        3,800                     3,062
              Europe  .....................................................        7,066                     2,831
              Other Eastern Hemisphere.....................................       59,755                    31,104
                                                                                  ------                    ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........       77,663                    42,232

         Equity in an Affiliate-Other Eastern Hemisphere...................        2,240                     1,120
                                                                                  ------                    ------
                               Total worldwide.............................       79,903                    43,352
                                                                                  ------                    ------
                           Total Oil and Gas Acreage.......................       84,690                    45,687
                                                                                  ======                    ======



Number of Wells Capable of Producing*
                                                                                       As of December 31, 1996
                                                                                       -----------------------
     Oil wells                                                                    Gross                      Net
     ---------                                                                    -----                      ---
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................       29,439                    14,377
              Other Western Hemisphere  ...................................        1,912                       227
              Europe  .....................................................          238                        61
              Other Eastern Hemisphere  ...................................        1,574                       558
                                                                                  ------                    ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........       33,163                    15,223

         Equity in an Affiliate-Other Eastern Hemisphere...................        4,334                     2,167
                                                                                  ------                    ------
                               Total worldwide**...........................       37,497                    17,390
                                                                                  ======                    ======

     Gas wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        6,838                     3,119
              Other Western Hemisphere  ...................................          273                        69
              Europe  .....................................................           44                        10
              Other Eastern Hemisphere  ...................................           22                         7
                                                                                  ------                    ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........        7,177                     3,205

         Equity in an Affiliate-Other Eastern Hemisphere...................           32                        16
                                                                                  ------                    ------
                               Total worldwide** ..........................        7,209                     3,221
                                                                                  ======                    ======

_______________
  * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plugging and abandonment have been excluded from the number of wells capable of producing.
 ** Includes 98 gross and 36 net multiple completion oil wells and 5 gross and 3 net multiple completion gas wells.

Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
--------------------------------                       ------------------------------------------------------------
                                                             1996                  1995                 1994
                                                             ----                  ----                 ----
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................     29    28     29       12   15     14        16    23    17
     Other Western Hemisphere......................     --     3      1       --    2      1        --    --     1
     Europe.......................................       3    --      1       14    1      3        --    --     2
     Other Eastern Hemisphere......................      1     2      2        1   --      5         2    --    11
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................     33    33     33       27   18     23        18    23    31
                                                       ---   ---     --      ---   --     --       ---    --    --
   Equity in an Affiliate
     Other Eastern Hemisphere......................     --    --     --       --   --     --        --    --     1
                                                       ---   ---     --      ---   --     --       ---    --    --
         Total worldwide...........................     33    33     33       27   18     23        18    23    32
                                                       ===   ===     ==      ===   ==     ==       ===    ==    ==

Net development wells
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................    283   191     44      291   91     19       244    82     7
     Other Western Hemisphere......................     33     8     --        8    1     --         5     5     1
     Europe.......................................       1    --      1        2    1     --         7     2    --
     Other Eastern Hemisphere......................     44    --      1       23   --      1        13    --    --
                                                       ---   ---     --      ---   --     --       ---    --    --
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................    361   199     46      324   93     20       269    89     8
   Equity in an Affiliate
     Other Eastern Hemisphere......................    259     1     --      135   --     --        98    --    --
                                                       ---   ---     --      ---   --     --       ---    --    --
         Total worldwide...........................    620   200     46      459   93     20       367    89     8
                                                       ===   ===     ==      ===   ==     ==       ===    ==    ==

_____________
*Exploratory wells which identify oil and gas reserves, but have not resulted in recording of proved reserves pending further evaluation, are not considered completed wells. Reserves which are identified by such wells are included in Texaco's proved reserves when sufficient information is available to make that determination. This is particularly applicable to deep exploratory areas which may require extended time periods to assess, such as the U.K. sector of the North Sea and in the deepwater U.S. Gulf of Mexico.



Additional Well Data                                                            As of December 31, 1996
                                                         ----------------------------------------------------------
                                                        Wells in the                  Pressure Maintenance
                                                         process of          ------------------------------------
                                                          drilling                                  Projects in
                                                        ------------          Installations         the process of
                                                       Gross      Net         in operation          being installed
                                                       -----      ---         ------------          ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States...................................      103       67               250                    --
   Other Western Hemisphere........................        2        1                13                    --
   Europe..........................................       35       17                 8                    --
   Other Eastern Hemisphere........................       22        7                 5                     1
                                                         ---      ---               ---                   ---
     Total Texaco Inc. and Consolidated
       Subsidiaries................................      162       92               276                     1

Equity in an Affiliate
   Other Eastern Hemisphere........................        7       4                  6                    --
                                                         ---      ---               ---                   ---
       Total worldwide.............................      169       96               282                     1
                                                         ===      ===               ===                   ===


Item 3. Legal Proceedings

     Litigation--Information relative to legal proceedings pending against Texaco Inc. and subsidiary companies is presented in Note 16, Contingent Liabilities, on page 67 of Texaco Inc.'s 1996 Annual Report to Stockholders, which note is incorporated herein by reference.

     Two purported stockholder derivative suits are pending against Texaco Inc., as nominal defendant, its directors, and certain current and former officers and employees alleging among other things that the directors breached their fiduciary duties to the corporation and its stockholders by failing to oversee Texaco's compliance with the employment discrimination laws and with the discovery obligations in a discrimination case. The cases, titled Kaplan v. Beck, et al. and Citron v. Murphy, et al., seek money damages on behalf of Texaco Inc., attorneys fees, and injunctive relief. The cases are pending in federal court in White Plains, N.Y.

     As of December 31, 1996, Texaco Inc. and its subsidiaries were parties to various proceedings instituted or contemplated by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of pending proceedings and a settled proceeding which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations.

              On June 9, 1992, an administrative complaint was served on Texaco Chemical Company ("TCC")* by the U.S. Environmental Protection Agency ("EPA"), Region VI, alleging certain violations of the State Implementation Plan at TCC's Port Neches, Texas chemical plant. The EPA is seeking civil penalties of $149,000. Texaco Inc. is contesting liability.

              On December 28, 1992, an administrative complaint was served on TCC by the EPA, Region VI, alleging hazardous waste, PCB, release notification and reporting violations at TCC's Port Neches chemical plant. The EPA is seeking civil penalties of $3.8 million and corrective action. Texaco Inc. is contesting liability. The EPA and the company agreed to consolidate this complaint with the above-referenced June 9, 1992 complaint, and the consolidated matter is pending before an EPA administrative law judge.

              On May 23, 1994, the EPA, Region VII, instituted an administrative proceeding alleging that on 12 occasions pipelines owned by Texaco Trading and Transportation Inc. ("TTTI"), a wholly-owned subsidiary of the registrant, released oil into surface waters in violation of the Federal Clean Water Act. The agency is seeking a penalty of $10,000 for each release. TTTI is contesting liability.

              On February 22, 1996, the Los Angeles Air Quality Management District ("AQMD") issued a notice of violation to Texaco Refining and Marketing Inc. ("TRMI"), a wholly-owned subsidiary of the registrant, in connection with refrigerant use and maintenance at TRMI's Los Angeles refinery. AQMD penalties for violation of certain air regulations may exceed $100,000.


_________________
*    Texaco Chemical Company was sold on April 21, 1994 to Huntsman  Corporation
and,  by  agreement,   Texaco  Inc.  retains  obligations  applicable  to events
occurring prior to the closing date.

              The U.S. Department of Justice has filed suit againt TTTI in connection with spills along Texaco Pipeline Inc. systems in Kansas in 1991. The suit seeks civil penalties of approximately $4,200,000 and injunctive relief. TTTI has not been served with the complaint, and the parties continue to discuss this matter.

            On June 6, 1995, the Delaware Department of Natural Resources and Environmental Control ("DNREC") informally cited Star Enterprise's Delaware City refinery for emitting nitrogen oxide in quantities exceeding the refinery's permit levels in 1993 and 1994. Star Enterprise and DNREC settled the matter on March 6, 1996 for $175,000.

     Additionally, Texaco Inc., on behalf of its subsidiaries and affiliates, agreed in 1992 to participate in the EPA's Toxic Substances Control Act ("TSCA")
Section 8(e) Compliance Audit Program. There were 125 participants in the program. As a participant, Texaco agreed to audit its files for materials which under current EPA guidelines would be subject to reporting under Section 8(e) of TSCA and to pay stipulated penalties for each such report submitted under this program. On December 17, 1996, an Administrative Order on Consent between the EPA and Texaco was finalized, and Texaco paid $237,000 to finalize its participation in the program.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.





                                   ----------

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 27, 1997 are:

               Name                         Age          Position
         Peter I. Bijur..................    54       Chairman of the Board and Chief Executive Officer
         Allen J. Krowe..................    64       Vice Chairman
         C. Robert Black.................    61       Senior Vice President
         Patrick J. Lynch................    59       Senior Vice President and Chief Financial Officer
         William K. Tell, Jr.............    63       Senior Vice President
         Glenn F. Tilton ................    48       Senior Vice President
         Stephen M. Turner...............    58       Senior Vice President and General Counsel
         Richard F. Brenner..............    57       Vice President
         Clarence P. Cazalot, Jr.........    46       Vice President
         Eugene G. Celentano.............    58       Vice President
         David C. Crikelair..............    49       Vice President
         Carl B. Davidson................    63       Vice President and Secretary
         Claire S. Farley................    38       Vice President
         James R. Metzger................    49       Vice President
         Robert C. Oelkers...............    52       Vice President and Comptroller
         Elizabeth P. Smith..............    47       Vice President
         Robert A. Solberg...............    51       Vice President
         Michael N. Ambler ..............    60       General Tax Counsel
         James F. Link...................    52       Treasurer

     For more than five years, each of the above listed officers of Texaco Inc., except for Mr. Richard F. Brenner, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Effective April 1, 1996, Mr. Brenner joined Texaco as President of the company's Human Resources Division and as a Texaco Inc. Vice President. Prior to joining Texaco, Mr. Brenner was Vice President, Global Human Resources for AT&T/NCR, at that time a computer subsidiary of AT&T. Mr. Brenner joined the computer firm Teradata Corporation in 1991 as Vice President, Human Resources. Teradata was acquired by NCR later that same year.

     There are no family relationships among any of the officers of Texaco Inc.

                                     PART II

The following information, contained in Texaco Inc.'s 1996 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1996 Annual Report to Stockholders, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                               Year 1996
                                                                                             Annual Report
                                                                                            to Stockholders
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                                  82 (a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      81
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 26-40

Item 8.    Financial Statements and Supplementary Data
               Statement of Consolidated Income                                                     41
               Consolidated Balance Sheet                                                           42
               Statement of Consolidated Cash Flows                                                 43
               Statement of Consolidated Stockholders' Equity                                      44-45
               Notes to Consolidated Financial Statements                                          46-68
               Report of Independent Public Accountants                                             70
               Supplemental Information on Oil and Gas Producing Activities                        71-79
               Selected Quarterly Financial Data                                                    80
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

                                    PART III

The following information, contained in Texaco Inc.'s Proxy Statement dated March 27, 1997, relating to the 1997 Annual Meeting of Stockholders, is incorporated herein by reference. Except as indicated under Items 10, 11, 12 and 13, no other data and information appearing in the Proxy Statement dated March 27, 1997 are deemed to be filed as part of this Annual Report on Form 10-K. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1997 Proxy Statement, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                            March 27, 1997
                                                                                            Proxy Statement
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------

Item 10.   Directors and Executive Officers of the Registrant
           --The Board of Directors
                  Governance, Committees, Qualifications and Nomination
                  of Directors, Compensation of Directors and Litigation                            3-7
           --Security Ownership of Directors and Management                                           8
           --Item 1--Election of Directors                                                          9-12

Item 11.   Executive Compensation
           --The Board of Directors
                  Compensation of Directors                                                         6-7
           --Summary Compensation Table                                                              31
           --Option Grants in 1996                                                                 32-34
           --Aggregated Option Exercises in 1996 and Year-End Option Values                          35
           --Retirement Plan                                                                         37

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --Voting of Shares                                                                         2
           --Security Ownership of Directors and Management                                           8

Item 13.   Certain Relationships and Related Transactions                                           None


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 1996 Annual Report to Stockholders, is incorporated herein by reference. The page references indicated are to the actual and complete paper document version of Texaco Inc.'s 1996 Annual Report to Stockholders, as provided to stockholders:
(a)  The following documents are filed as part of this report:

                                                                                              Texaco Inc.
                                                                                               Year 1996
                                                                                             Annual Report
                                                                                            To Stockholders
                                                                                            Page Reference
                                                                                            ---------------
     1.   Financial Statements (incorporated by reference from the indicated
               pages of Texaco Inc.'s 1996 Annual Report to Stockholders):
          Statement of Consolidated Income for the three years
            ended December 31, 1996 ....................................................          41
          Consolidated Balance Sheet at December 31, 1996 and 1995......................          42
          Statement of Consolidated Cash Flows for the three years
            ended December 31, 1996 ....................................................          43
          Statement of Consolidated Stockholders' Equity
            for the three years ended December 31, 1996.................................         44-45
          Notes to Consolidated Financial Statements....................................         46-68
          Report of Independent Public Accountants......................................          70
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

     Financial Statement Schedules are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

     3.   Exhibits
           --         (3.1) Copy   of  Restated  Certificate  of   Incorporation
                            of Texaco Inc., as amended to and including November
                            9,  1994,  including  Certificate  of  Designations,
                            Preferences and Rights of Series B ESOP  Convertible
                            Preferred  Stock,  Series  D  Junior   Participating
                            Preferred Stock, Series F ESOP Convertible Preferred
                            Stock  and  Series  G,  H,  I and J  Market  Auction
                            Preferred  Shares,  filed as  Exhibit  3.1 to Texaco
                            Inc.'s  Annual  Report on Form  10-K for 1994  dated
                            March 27, 1995,  incorporated  herein by  reference,
                            SEC File No. 1-27.
           --        (3.2)  Copy of By-Laws of Texaco Inc., as  amended  to  and including January 24, 1997.
           --          (4)  Instruments  defining the rights of holders of long-
                            term   debt  of   Texaco  Inc.  and  its  subsidiary
                            companies  are  not  being  filed,  since  the total
                            amount of securities  authorized  under each of such
                            instruments does  not exceed 10 percent of the total
                            assets of Texaco Inc.  and its  subsidiary companies
                            on  a  consolidated  basis.  Texaco Inc.  agrees  to
                            furnish  a copy of any instrument to the  Securities
                            and Exchange  Commission upon request.
           --  (10(iii)(a)) Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  A-1 through A-8 of
                            Texaco Inc.'s proxy  statement  dated April 5, 1993,
                            SEC File No. 1-27.
           --  (10(iii)(b)) Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  IV-1  through IV-5
                            of Texaco Inc.'s proxy  statement dated    April 10,
                            1989  and to  Exhibit  A  of  Texaco  Inc.'s   proxy
                            statement  dated March 29, 1991, SEC File No. 1-27.

           --  (10(iii)(c)) Texaco  Inc.'s  Incentive  Bonus Plan,  incorporated herein by  reference  to page IV-5 of Texaco  Inc.'s
                            proxy  statement  dated April 10, 1989, SEC File No.
                            1-27.
           --  (10(iii)(d)) Description    of   Texaco    Inc.'s    Supplemental
                            Pension  Benefits  Plan,  incorporated    herein  by
                            reference  to  pages  8 and 9 of Texaco Inc.'s proxy
                            statement  dated March 17, 1981,  SEC File No. 1-27.
           --  (10(iii)(e)) Description  of Texaco Inc.'s  Revised  Supplemental
                            Pension  Benefits  Plan,  incorporated   herein   by
                            reference to pages 24 through 27  of  Texaco  Inc.'s
                            proxy  statement  dated  March  9,  1978,  SEC  File
                            No. 1-27.
           --(10(iii)(f))   Description  of  Texaco  Inc.'s  Revised   Incentive
                            Compensation Plan,  incorporated herein by reference
                            to pages 10 and 11 of Texaco Inc.'s proxy  statement
                            dated March 13, 1969, SEC File No. 1-27.
           --        (11)   Computation of Earnings Per Share of Common Stock of
                            Texaco Inc. and  Subsidiary Companies.
           --      (12.1)   Computation of Ratio of Earnings to Fixed Charges of
                            Texaco on a Total Enterprise Basis.
           --      (12.2)   Definitions of Selected Financial Ratios.
           --       (13)    Copy  of those portions of Texaco Inc.'s 1996 Annual
                            Report to Stockholders that are incorporated  herein
                            by  reference into this Annual Report on Form 10-K.
          --         (21)   Listing  of   significant   Texaco  Inc.  subsidiary
                            companies  and  the  name  of  the  state  or  other
                            jurisdiction in which each subsidiary was organized.
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

              During the fourth quarter of 1996, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:
              1.  October 21, 1996 (date of earliest event reported: October 21,
                  1996)
                      Item 5. Other Events--reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1996. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Third Quarter and Nine Months 1996" dated October 21, 1996.
              2. November 22, 1996 (date of earliest event reported: November 14, 1996)
                      Item 5. Other Events--(1) reported that Texaco reached an Agreement in Principle to settle a purported class action filed against Texaco in 1994 for allegedly discriminating against salaried African-American employees, principally with respect to promotions. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Announces Settlement in Class Action Lawsuit" dated
                      November 15, 1996, and (2) reported that a second purported derivative action was filed against Texaco, as nominal defendent, its directors and certain current and former officers and employees.

              Subsequent to the fourth quarter of 1996, Texaco Inc. filed a Current Report on Form 8-K relating to the following event:
              1. January 7, 1997 (date of earliest event reported: December 24, 1996)
                      Item 5. Other Events--reported that Texaco announced that it had reached an agreement to sell its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business to Huntsman Corporation. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Sells PO/MTBE Business to Huntsman Corporation" dated December 24, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 27th day of March, 1997.

                                        TEXACO INC.
                                        (Registrant)
                                                       Carl B. Davidson
                                    By  ........................................
                                                      (Carl B. Davidson)
                                                 Vice President and Secretary
Attest:
                   R. E. Koch
By   .......................................
                  (R. E. Koch)
               Assistant Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Peter I. Bijur ..........Chairman of the Board and Chief Executive Officer
                                      (Principal Executive Officer)
      Patrick J. Lynch  .......Senior Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
      Robert C. Oelkers  ......Vice President and Comptroller
                                      (Principal Accounting Officer)

Directors:

         Robert A. Beck                     Allen J. Krowe
         Peter I. Bijur                     Thomas S. Murphy
         John Brademas                      Charles H. Price, II
         Willard C. Butcher                 Robin B. Smith
         Edmund M. Carpenter                William C. Steere, Jr.
         Michael C. Hawley                  Thomas A. Vanderslice
         Franklyn G. Jenifer                William Wrigley



                   R. E. Koch
By   .......................................
                  (R. E. Koch)
      Attorney-in-fact for the above-named
             officers and directors


                                                                  March 27, 1997

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1996

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996





                                      INDEX






                                                                                         Page

General Information                                                                      1-2

Report of Independent Auditors                                                             3

Combined Balance Sheet                                                                   4-5

Combined Statement of Income                                                               6

Combined Statement of Stockholders' Equity                                                 7

Combined Statement of Cash Flows                                                           8

Notes to Combined Financial Statements                                                  9-19




















Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.


                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION



     The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

o     Caltex  Petroleum  Corporation,  a company  incorporated in Delaware that,
      through  its  many   subsidiaries  and  affiliates,   conducts   refining,
      transporting, and marketing activities in the Eastern Hemisphere;

o P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

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

      A  brief  description  of  each  company's   operations  and  the  Group's
environmental activities follows:


Caltex Petroleum Corporation (Caltex)
-------------------------------------

      Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries with some of the highest economic and petroleum growth rates in the world, principally in Africa, Asia, the Middle East, New Zealand and Australia. At year end 1996, Caltex had over 7,000 employees, of which about 3% were located in the United States.

      The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 14 refineries in 11 countries and its share of refinery inputs approximated 743,000 barrels per day in 1996. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Construction of the new 130,000 barrels per day refinery in Thailand was completed and operations began in July, 1996. In Korea, a new crude unit with a capacity of 220,000 barrels per day and a 70,000 barrel per day diesel desulfurizer were completed during the fourth quarter of 1996 bringing total refining capacity at LG-Caltex to 600,000 barrels per day. Caltex companies sold approximately 1.4 million barrels per day of crude and petroleum products in 1996.

      Caltex continues to place emphasis on high-growth markets and is moving towards a better strategic balance in its refining capacity. During 1996, Caltex sold its 50 percent interest in Nippon Petroleum Refining Company, Limited for approximately $2 billion, and it continues to actively manage the performance of its refining assets.

      Caltex introduced a new corporate and retail identity in 1996 and accelerated its downstream marketing activities. New and refurbished service stations are being introduced across the Asia-Pacific region, Africa and the Middle East, where there are more than 4,100 Caltex-branded service stations. Caltex affiliates operate another 3,800 sites under other names. Underperforming stations with poor prospects for improvement are being eliminated. New Caltex Star Mart convenience stores anchor many high-volume station locations. Many stations also include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes. Caltex had an average 17.4% market share in its principal operating areas in 1996.

     In addition to the retail initiatives, the company has created specialized business units that are helping Caltex operating companies position for larger shares of the high-growth markets for lubricating oils and greases, aviation fuels, and liquefied petroleum gas. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore. The company has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines, terminals and depots. Caltex is also active in the petrochemical business, particularly in Japan and South Korea.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION



P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

      CPI holds a Production Sharing Contract in Central Sumatra for which the Indonesian government has granted an extension to the year 2021. CPI also acts as operator in Sumatra for four other petroleum contract areas, with 32 fields, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 2.4 million acres with production established in the giant Minas and Duri fields. Gross production from fields operated by CPI for 1996 was over 753,000 barrels a day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year end 1996, CPI had approximately 6,100 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

      In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. At year end, AOPL had approximated 245 employees, of which 7% were located in the United States.


Environmental Activities
------------------------

      The Group's activities are subject to various environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in degree of scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health and safety laws and regulations as well as its own internal policies. The Group has an active program to ensure that its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits.

      The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1996, the Group, including its equity share of affiliates, incurred total costs of approximately $225 million, including capital costs of $156 million and nonremediation related operating expenses of $69 million. The major component of the Group's expenditures is for the prevention of air pollution. As of December 31, 1996, the Group had accrued $96 million for various known remediation activities, including $74 million relating to the future cost of restoring and abandoning existing oil and gas properties.

      Based upon existing statutory and regulatory requirements, investment and operating plans, and known exposures, the Group believes that future environmental expenditures will not materially affect its liquidity, financial position or results of operations.

KPMG Peat marwich LLP
     200 Crescent Court        Telephone 214 754 2000       Telefax 214 754 2297
     Suite 300
     Dallas, TX 75201-1885










                         Report of Independent Auditors
                         ------------------------------



To the Stockholders
The Caltex Group of Companies:

      We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1996 and 1995, and the related combined statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 10, 1997



                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET



                                     ASSETS

                                                                                           As of December 31
                                                                                         ----------------------
                                                                                          (Millions of dollars)
                                                                                        1996              1995
                                                                                        ----              ----
Current assets:

    Cash and cash equivalents, including time deposits of
       $21 in 1996 and $60 in 1995                                                    $   206          $   166

    Accounts and notes  receivable,  less allowance for doubtful accounts of $18 in 1996 and $11 in 1995:
       Trade                                                                              864            1,002
       Affiliates                                                                         452              210
       Other                                                                              318              238
                                                                                     --------          -------
                                                                                        1,634            1,450
    Inventories:
       Crude oil                                                                          159              130
       Petroleum products                                                                 503              516
       Materials and supplies                                                              53               61
                                                                                     --------          -------
                                                                                          715              707

    Deferred income taxes                                                                  10                -
                                                                                     --------          -------

           Total current assets                                                         2,565            2,323

Investments and advances:

    Equity in affiliates                                                                1,842            3,163
    Miscellaneous investments and long-term receivables,
       less allowance of $8 in 1995                                                       269              207
                                                                                     --------          -------
           Total investments and advances                                               2,111            3,370

Property, plant, and equipment, at cost:

    Producing                                                                           3,721            3,485
    Refining                                                                            1,550            1,468
    Marketing                                                                           2,451            2,160
    Other                                                                                   8                9
                                                                                     --------          -------
                                                                                        7,730            7,122
    Accumulated depreciation, depletion and amortization                               (3,217)          (2,868)
                                                                                     --------          -------
           Net property, plant and equipment                                            4,513            4,254

Prepaid and deferred charges                                                              206              170
                                                                                     --------          -------

           Total assets                                                              $  9,395          $10,117
                                                                                     ========          =======



            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          As of December 31
                                                                                       ------------------------
                                                                                       (Millions of dollars)
                                                                                         1996             1995
                                                                                         ----             ----
Current liabilities:

    Short-term debt                                                                   $ 1,246          $ 1,665

    Accounts payable:
       Trade and other                                                                  1,236            1,165
       Stockholders                                                                       176               90
       Affiliates                                                                          84               74
                                                                                     --------          -------
                                                                                        1,496            1,329

    Accrued liabilities                                                                   148              127

    Estimated income taxes                                                                109              102
                                                                                     --------          -------

           Total current liabilities                                                    2,999            3,223


Long-term debt                                                                            713              628

Employee benefit plans                                                                    107               98

Deferred credits and other non-current liabilities                                        949              864

Deferred income taxes                                                                     249              209

Minority interest in subsidiary companies                                                 122              136
                                                                                     --------          -------

           Total                                                                        5,139            5,158

Stockholders' equity:

    Common stock                                                                          355              355
    Capital in excess of par value                                                          2                2
    Retained earnings                                                                   3,910            4,187
    Currency translation adjustment                                                       (36)             350
    Unrealized holding gain on investments                                                 25               65
                                                                                     --------          -------
           Total stockholders' equity                                                   4,256            4,959
                                                                                     --------          -------

           Total liabilities and stockholders' equity                                $  9,395          $10,117
                                                                                     ========          =======



            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                          COMBINED STATEMENT OF INCOME



                                                                                 Year ended December 31
                                                                         ----------------------------------------
                                                                                (Millions of dollars)
                                                                           1996            1995             1994
                                                                           ----            ----             ----

Revenues:

    Sales and other operating revenues(1)                              $  16,895       $  15,067        $ 14,751
    Gain on sale of investment in affiliate                                1,132               -               -
    Equity in net income of affiliates                                        51             425             263
    Dividends, interest and other income                                      88             130             134
                                                                       ---------       ---------        --------

           Total revenues                                                 18,166          15,622          15,148

Costs and deductions:

    Cost of sales and operating expenses(2)                               14,774          13,045          12,801
    Selling, general and administrative expenses                             532             620             568
    Depreciation, depletion and amortization                                 407             361             331
    Maintenance and repairs                                                  134             104             160
    Foreign exchange, net                                                      6             (37)             73
    Interest expense                                                         140             159             101
    Minority interest                                                         (2)              4               3
                                                                       ---------       ---------        --------

           Total costs and deductions                                     15,991          14,256          14,037
                                                                       ---------       ---------        --------


Income before income taxes                                                 2,175           1,366           1,111

Provision for income taxes                                                   982             467             422
                                                                       ---------       ---------        --------

Net income                                                             $   1,193       $     899        $    689
                                                                       =========       =========        ========









   (1) Includes sales to:
       Stockholders                                                       $1,711          $1,376          $1,250
       Affiliates                                                          2,841           1,524           1,044

   (2) Includes purchases from:
       Stockholders                                                       $2,634          $1,834          $1,662
       Affiliates                                                          1,297           1,638           1,587




            See accompanying notes to combined financial statements.


                                                    CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (Millions of dollars)



                                                                           1996           1995             1994
                                                                          ------         ------           -----


Common stock and capital in excess of par value                         $    357        $    357         $   357
                                                                        ========        ========         =======



Retained earnings:
    Balance at beginning of year                                        $  4,187        $  3,898         $ 3,688
    Net income                                                             1,193             899             689
       Cash dividends                                                     (1,470)           (610)           (479)
                                                                        --------        --------         -------
    Balance at end of year                                              $  3,910        $  4,187         $ 3,898
                                                                        ========        ========         =======



Currency translation adjustment:
    Balance at beginning of year                                        $    350        $    399         $   250
       Sale of investment in affiliate                                      (240)              -               -
       Other changes during the year                                        (146)            (49)            149
                                                                        --------        --------         -------
    Balance at end of year                                              $    (36)       $    350         $   399
                                                                        ========        ========         =======



Unrealized holding gain on investments:
    Balance at beginning of year                                        $     65        $     79         $    70
       Change during the year                                                (40)            (14)              9
                                                                        --------        --------         -------
    Balance at end of year                                              $     25        $     65         $    79
                                                                        ========        ========         =======




Total stockholders' equity - end of year                                $  4,256        $  4,959         $ 4,733
                                                                        ========        ========         =======


            See accompanying notes to combined financial statements.


                                                    CALTEX GROUP OF COMPANIES
                                              COMBINED STATEMENT OF CASH FLOWS



                                                                                   Year ended December 31
                                                                           --------------------------------------
                                                                                   (Millions of dollars)
                                                                            1996            1995            1994
                                                                            ----            ----            ----
Operating activities:
    Net income                                                           $ 1,193         $   899          $  689
    Reconciliation to net cash provided by operating activities:
       Depreciation, depletion and amortization                              407             361             331
       Dividends more (less) than equity in affiliate income                  38            (349)           (220)
       Net losses (gains) on asset sales                                      10              11             (17)
       Deferred income taxes                                                  36              18             (45)
       Prepaid charges and deferred credits                                   38              69             115
       Changes in operating working capital                                   (7)            (27)             58
       Gain on sale of investment in affiliate                            (1,132)              -               -
       Other                                                                 (12)             66              77
                                                                         -------         -------          ------
           Net cash provided by operating activities                         571           1,048             988

Investing activities:
    Capital expenditures                                                    (741)           (663)           (837)
    Investments in and advances to affiliates                                (30)           (150)           (131)
    Net (purchases) sales of investment instruments                          (55)             (7)             14
    Proceeds from sale of investment in affiliate                          1,984               -               -
    Proceeds from asset sales                                                 95              46              37
                                                                         -------         -------          ------
           Net cash provided by (used for) investing activities            1,253            (774)           (917)

Financing activities:
    Debt with terms in excess of three months :
    Borrowings                                                             1,112           1,063           1,257
    Repayments                                                            (1,351)         (1,093)           (880)
    Net (decrease) increase in other debt                                    (53)            275             135
    Dividends paid, including minority interest                           (1,490)           (617)           (482)
                                                                         -------         -------          ------
           Net cash (used for) provided by financing activities           (1,782)           (372)             30

Effect of exchange rate changes on cash and cash equivalents                  (2)             13             (16)
                                                                         -------         -------          ------

Cash and cash equivalents:
    Net change during the year                                                40             (85)             85
    Beginning of year balance                                                166             251             166
                                                                         -------         -------          ------
    End of year balance                                                  $   206         $   166          $  251
                                                                         =======         =======          ======




            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies

Principles of combination -- The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Petroleum Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary, and P.T. Caltex Pacific Indonesia. Intercompany transactions and balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50 percent except cases in which control does not rest with the Group.

      Chevron Corporation and Texaco Inc. (stockholders), through subsidiary companies, each own 50% of the outstanding common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining, transporting and marketing crude oil and petroleum products in the Asia-Pacific and East-of-Suez Regions. The Group's accounting policies are in accordance with United States generally accepted accounting principles.

Translation of foreign currencies -- The U.S. dollar is the functional currency for all principal subsidiary and most affiliate operations. Affiliates in Japan and Korea use the local currency as the functional currency.

Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Inventories -- Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Inventories are valued at the lower of cost or current market.

Investments and advances -- Investments in affiliates in which the Group has an ownership of 20% to 50% are accounted for by the equity method (including majority owned investments where control does not rest with the Group). The Group's share of earnings or losses of these companies is included in current results, and the recorded investments reflect the underlying equity in each company. Investments in other affiliates are carried at cost and dividends are reported as income.

Property, plant and equipment -- Exploration and production activities are accounted for under the successful efforts method. Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method.

      All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class of asset.

     Maintenance and repairs necessary to maintain facilities in operating condition are charged to income as incurred. Additions and improvements that materially extend the life of assets are capitalized. Upon disposal of assets, any net gain or loss is included in income.

Derivative financial instruments -- Gains and losses on hedges of existing assets or liabilities are included in the carrying value of those assets and liabilities, and are ultimately recognized in income as part of the carrying value. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or included in the carrying value when the underlying hedged transaction occurs. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies - continued

Environmental matters -- The Group's environmental policies encompass the existing laws in each country in which the Group operates and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

Reclassifications   --  Certain   amounts  for   preceding   periods  have  been
reclassified to conform with the current year's presentation.

Note 2  -  Change in accounting principles

      During 1995, the Group adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes guidelines for recognizing and measuring impairment of long-lived assets. Adoption of this standard did not impact the combined financial statements of the Group.

Note 3  -  Inventories

      The excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $125 million and $52 million at December 31, 1996 and 1995, respectively.

      During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. The inventory reductions, net of market valuation adjustments, increased net income by approximately $4 million in 1996, and decreased net income by $1 million in 1995 and $8 million in 1994.

      Certain inventories were previously recorded at market, which was lower than the LIFO carrying value. Earnings of $29 million, $25 million and $30 million, net of inventory volume reductions, were recorded in 1996, 1995 and 1994, respectively, reflecting improved market values over previous years. As of December 31, 1996 substantially all inventories were recorded at cost.

Note 4  -  Equity in affiliates

      Investments in affiliates at equity include the following:

                                                                                             As of December 31
                                                                                           ----------------------
                                                                                           (Millions of dollars)
                                                                        Equity %            1996             1995
                                                                        --------            ----             ----

       Nippon Petroleum Refining Company, Limited                             -          $     -          $1,132
       Koa Oil Company, Limited                                              50%             364             427
       LG-Caltex Oil Corporation (formerly
           Honam Oil Refinery, Limited)                                      50%             739             762
       Australian Petroleum Pty. Limited                                     50%             336             412
       Star Petroleum Refining Company, Ltd.                                 64%             287             327
       All other                                                         Various             116             103
                                                                                         -------          ------
                                                                                         $ 1,842          $3,163
                                                                                         =======          ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 4  -  Equity in affiliates - continued

      Effective April 1, 1996, the Group sold its 50% investment in Nippon Petroleum Refining Company, Limited (NPRC) to its partner, Nippon Oil Company, Limited (NOC) for yen 200 billion (approximately $2 billion) in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to NOC of approximately $ .5 billion, $2.1 billion, and $2.0 billion in 1996 (first quarter only), 1995 and 1994, respectively.

      Effective May 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets at their carrying value of $419 million for its 50% equity interest in APPL and no gain or loss was recognized. The carrying value of CAL's investment in APPL in excess of its proportionate share of APPL's net equity is being amortized over approximately 20 years.

      The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and mandate reduction in ownership to a minority position by the year 2000.

      Shown below is summarized financial information for these affiliates (in millions of dollars):

                                                 100%                                 Equity Share
                                        ----------------------                   -----------------
                                          1996          1995                       1996         1995
                                        ---------    ---------                   --------     ------

      Current assets                     $ 6,128      $ 7,125                    $ 3,075      $ 3,556
      Other assets                         7,303       10,415                      3,836        5,368

      Current liabilities                  5,191        5,608                      2,618        2,804
      Other liabilities                    4,768        5,865                      2,533        3,039

      Net worth                            3,472        6,067                      1,760        3,081


                                                 100%                                 Equity Share
                                     ----------------------------            ---------------------
                                       1996      1995      1994                 1996      1995     1994
                                     --------  -------- ---------            --------- --------- ------

      Operating revenues              $15,436  $15,396   $10,886               $7,751    $7,674    $5,418
      Operating income                    749      955       770                  364       472       381
      Net income                          133      859       526                   51       425       263


     Cash dividends received from these affiliates were $89 million, $76 million, and $43 million in 1996, 1995 and 1994, respectively.

      During 1995, an affiliate sold certain property required by the local government. The Group's share (approximately $171 million) of the resulting gain was included in the Group's 1995 net income.

      Retained earnings as of December 31, 1996 and 1995, includes $1.0 billion and $1.7 billion, respectively, representing the Group's share of undistributed earnings of affiliates at equity.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 5  -  Short-term debt

      Short-term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1996, and 1995 were 7.5% and 7.0%, respectively.

      Unutilized lines of credit available for short-term financing totaled $727 million as of December 31, 1996.

Note 6  -    Long-term debt

      Long-term debt, with related interest rates for 1996 and 1995, are as follows:

                                                                               As of December 31
                                                                            -----------------------
                                                                             (Millions of dollars)
                                                                               1996          1995
                                                                               ----          ----
         U.S. dollar debt:
             Variable interest rate term loans                               $  294         $ 243
             Fixed interest rate term loans
                with 6.25% and 6.7% average rates                               110            58
         Australian dollar debt:
             Variable interest rate term loan                                     -            50
             Promissory notes payable with
                6.73% and 7.6% average rate                                      20            19
             Fixed interest rate loans with
                11.2% rate due 2001-2002                                        224           230
         New Zealand dollar debt:
             Variable interest rate term loans                                   46            13
             Fixed interest rate loan with
                8.09% rate due 2000                                               7             -
         Other                                                                   12            15
                                                                             ------         -----
                                                                             $  713         $ 628
                                                                             ======         =====

      As of December 31, 1996 and 1995, $20 million and $19 million, respectively, of short-term debt was classified as long-term debt. Settlement of these obligations is not expected to require the use of working capital in 1997 as the Group has both the intent and ability to refinance this debt on a long-term basis. These borrowings were fully covered by long-term committed credit facilities with major banks.

      Aggregate maturities of long-term debt for the next five years are as follows (in millions of dollars): 1997 - $23 (included in short-term debt); 1998
- $52; 1999 - $110; 2000 - $105; 2001 - $151; 2002 and thereafter - $295.

Note 7  -  Operating leases

      The Group has operating leases involving various marketing assets for which net rental expense was $92 million, $91 million, and $121 million in 1996, 1995 and 1994, respectively.

      Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars): 1997 - $35; 1998 - $35; 1999 - $35; 2000 - $37; 2001 - $38; 2002 and
thereafter - $73.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 8  -  Employee benefit plans

      The Group has various retirement plans. Generally, these plans provide defined benefits based on final or final average pay. The benefit levels, vesting terms and funding practices vary among plans.

      The funded status of retirement plans, primarily foreign and inclusive of affiliates at equity, is as follows:

                                                                            As of December 31
                                                               -----------------------------------------
                                                                         (Millions of dollars)
                                                                 Assets Exceed            Accumulated
                                                                  Accumulated              Benefits
      Funding Status                                               Benefits              Exceed Assets
      --------------                                           -----------------        ----------------

                                                               1996         1995        1996        1995
                                                               ----         ----        ----        ----
      Actuarial present value :
         Vested benefit obligation                            $ 203       $  186      $   88      $  215
         Accumulated benefit obligation                         224          208         113         251
         Projected benefit obligation                           387          362         136         308

      Amount of assets available for benefits :
         Funded assets at fair value                          $ 348       $  341      $   51      $  123
         Net pension (asset) liability recorded                  (3)         (23)         67         146
                                                              -----       ------      ------      ------
             Total assets                                     $ 345       $  318      $  118      $  269
                                                              =====       ======      ======      ======

      Assets less than projected benefit obligation           $ (42)      $  (44)     $  (18)     $  (39)
         Consisting of:
             Unrecognized transition net assets
                 (liabilities)                                    -           13         ( 9)         (5)
             Unrecognized net losses                            (26)         (38)        ( 6)        (30)
             Unrecognized prior service costs                   (16)         (19)        ( 3)         (4)

      Weighted average rate assumptions:
         Discount rate                                         10.9%        10.5%        5.6%        5.1%
         Rate of increase in compensation                       8.6%         8.2%        3.3%        3.1%
         Expected return on plan assets                        11.0%        10.1%        4.5%        4.5%



                                                                               Year ended December 31
                                                                           -------------------------------
                                                                                (Millions of dollars)
      Components of Pension Expense                                       1996          1995         1994
      -----------------------------                                       ----          ----         ----

      Cost of benefits earned during the year                            $  26        $   32       $   27
      Interest cost on projected benefit obligation                         46            55           55
      Actual return on plan assets                                         (40)          (47)         (23)
      Net amortization and deferral                                         10            12          (16)
                                                                         -----        ------       ------
          Total                                                          $  42        $   52       $   43
                                                                         =====        ======       ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


 Note 9  -  Commitments and contingencies

      On January 25, 1990, Caltex Petroleum Corporation and certain of its subsidiaries were named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in a lawsuit filed in Houston, Texas State Court. After removal to Federal District Court in Houston, the litigation's disposition turned on questions of federal court jurisdiction and whether the case should be dismissed for forum non conveniens. The plaintiffs' petition purported to be a class action on behalf of at least 3,350 parties, who were either survivors of, or next of kin of persons deceased in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying Group products in connection with a freight contract. Although the Group had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability were alleged against the Group. No specific monetary recovery was sought although the petition contained a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made. The Federal District Court in March 1992, dismissed the case for forum non conveniens. Subsequent to that dismissal, but consistent with its terms, cases were filed against the Group entities in the Philippine courts (over and above those previously filed there subsequent to the collision, all of which are in various stages of litigation and are being vigorously resisted). The plaintiffs also filed another lawsuit, alleging the same causes of action as in the Texas litigation, in Louisiana State Court in New Orleans. The Group removed that case to Federal District Court in New Orleans from which it was remanded back to Louisiana State Court. The Group then sought injunctive and other relief from the Federal District Court in Houston in order to ensure that Court's previous dismissal would be given proper effect. On having its request for relief denied, the Group then filed an expedited appeal to the U. S. Fifth Circuit Court of Appeals. The case was argued in the Fifth Circuit in October of 1994. The court, in January of 1996, affirmed the Federal District Court's refusal to enjoin the plaintiffs' proceeding with their Louisiana lawsuit. The Group sought and obtained en banc reconsideration of the case by the entire Fifth Circuit Court of Appeals. The en banc Court issued an opinion in which they were evenly divided (8-8) on the merits of the Group's position. That opinion served to uphold the District Court's refusal to grant the Group the relief it sought. The Group is now filing a petition for a writ of certiorari with the U.S. Supreme Court. The Group's management intends to continue to contest the case (and companion litigation in the Philippines) vigorously on various procedural and substantive grounds.

      The Group may be subject to loss contingencies pursuant to environmental laws and regulations in each of the countries in which it operates that, in the future, may require the Group to take action to correct or remediate the effects on the environment of prior disposal or release of petroleum substances by the Group. The amount of such future cost is indeterminable due to such factors as the nature of the new regulations, the unknown magnitude of any possible contamination, the unknown timing and extent of the corrective actions that may be required, and the extent to which such costs are recoverable from third parties.

      The Group is also involved in certain other litigation and U.S. Internal Revenue Service tax audits in which claims can be made for substantial amounts, and which may require cash deposits until such claims are resolved.

      In the Group's opinion, while it is impossible to ascertain the ultimate legal and financial liability, if any, with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position or liquidity.

      In April 1994, a Group subsidiary entered into a contractual commitment, effective October 1996, for a period of eleven years, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate which commenced operation in 1996. Total future estimated commitments (in billions of dollars) for the Group under this and other similar contracts, based on current pricing and projected growth rates, are: 1997 - $1.1, 1998 - $1.1, 1999 - $1.2, 2000 - $1.2, 2001 - $1.2, and 2002 to expiration of contracts -
$6.4. Purchases (in billions of dollars) under this and other similar contracts were $0.8, $0.5, and $0.5 in 1996, 1995 and 1994, respectively.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 9  -  Commitments and contingencies - continued

      The Group is contingently liable for sponsor support funding for both construction completion (maximum $192 million) and post-completion loan repayments (maximum $304 million) in connection with an affiliate's project finance obligations. While the project is operational, construction completion as defined includes achieving extended continuous operation and satisfying certain financial conditions, which will only be met by the middle of 1997 at the earliest. The post-completion support declines progressively as the related long-term loans are repaid (final payment due 2010). As of December 31, 1996, there have been no calls made by lenders on either type of sponsor support. However, the Group has provided short-term extended trade credit on commercial terms related to crude supply of approximately $61 million to the affiliate as of December 31, 1996. The Group does not expect that any required sponsor support will have a material impact on its combined financial position.

      The Group had commitments of $5 million and $12 million as of December 31, 1996 and 1995, respectively, in the form of letters of credit which have been issued on behalf of Group companies to facilitate either the Group's or other parties' ability to trade in the normal course of business.

Note 10  -  Financial Instruments

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                                     As of December 31
                                                                                  -----------------------
                                                                                   (Millions of dollars)
                                                                                  1996               1995
                                                                                  ----               ----
       Interest rate swaps - Pay Fixed, Receive Floating                         $ 460             $  485
       Interest rate swaps - Pay Floating, Receive Fixed                           265                230
       Commitments to purchase foreign currencies                                  417                439
       Commitments to sell foreign currencies                                       11              2,001

      The Group enters into interest rate swaps in managing its interest rate risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to nine years. Unrealized gains and losses on contracts outstanding at year-end 1996 and 1995 were not material.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to six years. As of December 31, 1995, contracts to sell foreign currencies primarily reflected a hedge of the agreed proceeds of yen 200 billion (approximately $2 billion) relating to the April 1, 1996 sale of the Group's interest in NPRC. The estimated realized gain on this hedge, which was included in the sales proceeds received on April 1, 1996, was approximately $121 million. Unrealized gains and losses applicable to all other outstanding forward exchange contracts at December 31, 1996 and 1995 were not material.

      The Group's activities in commodity-based derivative contracts, that must be settled in cash, are not material. Unrealized gains and losses on commodity-based derivative contracts outstanding as of December 1996 and 1995 were not material.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 10 - Financial instruments - continued

      The Group's long-term debt of $713 million and $628 million as of December 31, 1996 and 1995, respectively, had fair values of $756 million and $639 million as of December 31, 1996 and 1995, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

      The Group had investments in debt securities available-for-sale at amortized costs of $70 million and $65 million at December 31, 1996 and 1995, respectively, and investments in debt securities held to maturity at amortized costs of $7 million and $14 million as of December 31, 1996 and 1995, respectively. The fair value of these securities at December 31, 1996 and 1995 approximates amortized costs. As of December 31, 1996 and 1995, investments in debt securities available-for-sale had maturities less than ten years and investments in debt securities held to maturity had maturities less than one year. As of December 31, 1996 and 1995, the Group's carrying amount for investments in affiliates accounted for at equity included $25 million and $65 million, respectively, for after tax unrealized net gains on investments held by these companies.

      The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet its obligations given the high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk.

      The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer is not considered sufficient. Credit losses have historically been within management's expectations.

Note 11 - Taxes

      Taxes charged to income consist of the following:

                                                                                  Year ended December 31
                                                                         ---------------------------------------
                                                                                   (Millions of dollars)
                                                                            1996            1995            1994
                                                                            ----            ----            ----
      Taxes other than income taxes (International):
         Duties, import and excise taxes                                 $ 1,349         $ 1,660          $2,384
         Other                                                                18              29              32
                                                                         -------         -------          ------
             Total taxes other than income taxes                         $ 1,367         $ 1,689          $2,416
                                                                         =======         =======          ======

      Income taxes:
         U.S. taxes :
             Current                                                     $   455         $    24          $   23
             Deferred                                                         19             (23)             (3)
                                                                         -------         -------          ------
                Total U.S.                                                   474               1              20
                                                                         -------         -------          ------

         International taxes:
             Current                                                         491             425             444
             Deferred                                                         17              41             (42)
                                                                         -------         -------          ------
                Total International                                          508             466             402
                                                                         -------         -------          ------

      Total provision for income taxes                                   $   982         $   467          $  422
                                                                         =======         =======          ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

      Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                                  Year ended December 31
                                                                               -----------------------------
                                                                                1996       1995       1994
                                                                                ----       ----       ----

      Computed "expected" tax rate                                              35.0%      35.0%      35.0%

      Effect of recording equity in net income
       of affiliates on an after tax basis                                      (0.7)     (10.9)      (8.3)

      Effect of dividends received from
       subsidiaries and affiliates                                              (0.5)       2.9        4.4

      Income subject to foreign taxes in excess
       of U.S. statutory tax rate                                                8.1        8.3        6.9

       Effect of sale of investment in affiliate                                 3.6         -          -

       Other                                                                    (0.3)      (1.1)        -
                                                                              ------     ------     ------


       Effective tax rate                                                       45.2%      34.2%      38.0%
                                                                              ======     =======    =======


      Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carryforwards which give rise to deferred tax liabilities (assets) are as follows:

                                                                                    As of December 31
                                                                                  -----------------------
                                                                                  (Millions of dollars)
                                                                                 1996               1995
                                                                                 ----               ----

       Depreciation                                                             $ 337             $  306
       Miscellaneous                                                               28                 56
                                                                                -----             ------
           Deferred tax liabilities                                               365                362
                                                                                -----             ------

       Investment allowances                                                      (73)               (62)
       Retirement benefits                                                        (28)               (29)
       Tax loss carryforwards                                                     (10)               (24)
       Miscellaneous                                                              (25)               (47)
                                                                                -----             ------
           Deferred tax assets                                                   (136)              (162)
       Valuation allowance                                                         10                 17
                                                                                -----             ------

           Net deferred taxes                                                   $ 239             $  217
                                                                                =====             ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

      Deferred taxes are classified on the combined balance sheet as current assets of $10 million and noncurrent liabilities of $249 million as of December 31, 1996, and as current liabilities of $8 million and noncurrent liabilities of $209 million as of December 31, 1995.

      A valuation allowance has been established to adjust recorded deferred tax assets to amounts where recoverability is more likely than not. Net income increased by $7 million in 1996, and decreased in 1995 and 1994 by $8 million and $3 million, respectively, for changes in the deferred tax asset valuation allowance.

      Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.0 billion as of December 31, 1996 and $3.7 billion as of December 31, 1995. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability.

Note 12  -  Combined statement of cash flows

      For purposes of the combined statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered cash equivalents.

      Changes in operating working capital consist of the following:

                                                                               Year ended December 31
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1996           1995          1994
                                                                         ----           ----          ----

      Accounts and notes receivable                                     $(235)        $   42        $  (97)
      Inventories                                                         (16)           (89)          (37)
      Accounts payable                                                    210             15           152
      Accrued liabilities                                                  18             31            16
      Estimated income taxes                                               16            (26)           24
                                                                        -----         ------        ------
         Total                                                          $  (7)        $  (27)       $   58
                                                                        =====         ======        ======

      Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                                               Year ended December 31
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1996           1995          1994
                                                                         ----           ----          ----

      Interest paid (net of capitalized interest)                       $ 137         $  144        $   94

      Income taxes paid                                                   865            466           444

      During 1995, Caltex Australia Limited exchanged, in a non-cash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, an affiliate of the Group. No significant non-cash investing or financing transactions occurred in either 1996 or 1994 .

      Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 13 - Other

      During 1996, Caltex Trading and Transport Corporation, a subsidiary of the Group, entered into an agreement with its partner, the Government of the State of Bahrain, ceding the Group's throughput rights in its Bahrain refining joint venture (Bapco) in exchange for recovery of costs. Subsequent to year end, a Memorandum of Understanding was signed whereby the Group's 40% interest in Bapco and related assets will be sold to the Government effective April 1, 1997 at approximately net book value. While negotiations are still in progress, the Group believes that the sale will not have a material impact on the Group's combined financial position or results of operations.

Note 14 - Oil and gas exploration, development and producing activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.

                                                                        APPENDIX


DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN EXHIBIT 13 - TEXACO INC.'S 1996 ANNUAL REPORT TO STOCKHOLDERS.

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 1996 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 1996 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1996 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix is separated into two parts. Part A (Items A1-A19) describes the graphic/image/illustration material contained in the portion of Texaco Inc.'s 1996 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1996 Annual Report on Form 10-K, in response to Form 10-K Items l and 2 - Business and Properties. Part B (Items B1-B20 describes the graphic material contained in the portion of Texaco Inc.'s 1996 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1996 Annual Report on Form 10-K, in response to Form 10-K Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART A
------

A1.      The first item is a bar graph  located on the lower left margin of page
         12. The bar graph is entitled "Exploration and Production - Total Operating Earnings" and is reflected in millions of dollars. The Y axis depicts dollars in millions from $0 to $1,800 with $300 increments. The X axis depicts the years 1994, 1995 and 1996. Each year's bar graph is segmented into 2 colors representing operating earnings in the United States (blue) and International (yellow). The operating earnings, in millions of dollars are depicted as follows:


                              United States         International         Total
                              -------------         -------------         -----
                  1994          $  414                  $253             $  667
                  1995          $  293                  $340             $  633
                  1996          $1,123                  $478             $1,601

A2. The second item is a map illustration located on the bottom left of page 13. The map illustration is entitled, "Major Projects Onshore Louisiana and Gulf of Mexico." The map depicts the locations and names of various Texaco upstream projects in this area of the United States.

A3.      The third item is a bar graph located on the upper right margin of page
         13. The bar graph is entitled, "Lease Operating Expenses - U.S." and is reflected in cost per barrel of oil extracted. The Y axis depicts dollars from $0 to $5 with $1 increments. The X axis depicts the years 1994, 1995 and 1996. The lease operating expenses are depicted as follows:

                       1994            $4.29 per barrel of oil extracted
                       1995            $4.01 per barrel of oil extracted
                       1996            $3.96 per barrel of oil extracted

A4.      The fourth item is a bar graph located on the lower left margin of page
         14. The bar graph is entitled "Net Production of Crude Oil - Kern River" and is reflected in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 100 with increments of 20. The X axis depicts the years 1994, 1995 and 1996.
         The net production is depicted as follows:

                       1994             81 Thousand barrels a day
                       1995             85 Thousand barrels a day
                       1996             94 Thousand barrels a day

A5.      The fifth item is a map illustration located on the bottom left of page
         15. The map illustration is entitled "Major projects in the North Sea." The map depicts the locations of various Texaco upstream projects in the North Sea area.

A6.      The sixth item is a bar graph located on the upper right margin of page
         15. The bar graph is entitled "Net Production of Crude Oil and Natural Gas Liquids - PNZ" and is reflected in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 100 with increments of
         20. The X axis depicts the years 1994, 1995 and 1996. The net production is depicted as follows:

                       1994             42 Thousand barrels a day
                       1995             59 Thousand barrels a day
                       1996             76 Thousand barrels a day

A7. The seventh item is a pie chart located on the upper left margin of page 16. The pie chart is entitled "1996 Capital and Exploratory Expenditures - Upstream." The pie chart is segmented into 2 colors depicting 1996 upstream capital and exploratory expenditures for the
         U. S. (blue) and International (red) and are shown as a percentage of the total. The legend to the pie chart lists geographically the corresponding dollar amounts in millions. The dollar amounts and percentages are as follows:

                                               Millions of
                                                 Dollars            Percent
                                               -------------        -------
                      United States               $1,243             52%
                      International               $1,135             48%
                                                  ------
                              Total               $2,378

         Below the pie chart a footnote appears which states "Includes Equity in Affiliates."

A8.      The eighth item is a pie chart located on the lower left margin of page
         16. The pie chart is entitled "1997 Planned Capital and Exploratory Expenditures - Upstream." The pie chart is segmented into 2 colors depicting the planned 1997 upstream capital and exploratory expenditure for the U. S. (blue) and International (red) and are shown as a percentage of the total. The legend to the pie chart lists geographically the corresponding dollar amounts in millions. The dollar amounts and percentages are as follows:


                                               Millions of
                                                 Dollars          Percent
                                              ---------------     -------
                      United States               $1,400            48%
                      International               $1,500            52%
                                                  ------
                              Total               $2,900

         Below the pie chart a footnote appears which states "Includes Equity in Affiliates."

A9. The ninth item is a map illustration located on the bottom right of page 16. The map illustration is entitled "Major Projects in Colombia, Trinidad and Venezuela." The map depicts the location of a major Texaco upstream project in each of those three countries.

A10.     The tenth item is a bar graph located on the upper right margin of page
         17. The bar graph is entitled "Net Production of Natural Gas Available for Sale - Latin America" and is reflected in millions of cubic feet a day. The Y axis depicts millions of cubic feet a day from 0 to 200 with increments of 50. The X axis depicts the years 1994, 1995 and 1996. The net production is depicted as follows:

                       1994            117 Million cubic feet a day
                       1995            127 Million cubic feet a day
                       1996            158 Million cubic feet a day

A11. The eleventh item is a bar graph located on the lower left margin of page 18. The bar graph is entitled "Manufacturing, Marketing and Distribution - Total Operating Earnings" and is reflected in millions of dollars. The Y axis depicts millions of dollars from $0 to $800 with increments of $200. The X axis depicts the years 1994, 1995 and 1996. Each year's graph is segmented into 2 colors representing operating earnings in the United States (blue) and International (yellow). The operating earnings, in millions of dollars, is depicted as follows:

                              United States         International       Total
                              -------------         -------------       -----
                  1994              $257                 $360            $617
                  1995              $121                 $365            $486
                  1996              $207                 $450            $657

A12. The twelfth item is a map illustration located on the bottom left of page 19. The map illustration is entitled "U. S. Refineries - Texaco and Star Enterprise." The map depicts the location of refineries owned by Texaco (red) and Star Enterprise (yellow), a joint venture partnership in which Texaco holds a 50% interest. There are 4 Texaco refineries and 3 Star Enterprise refineries in the U. S. depicted as follows:

                              Texaco                        Star Enterprise
                            Refineries                         Refineries
                            ----------                         ----------
                        Anacortes, WA                      Delaware City, DE
                        Bakersfield, CA                    Convent, LA
                        Los Angeles, CA                    Port Arthur, TX
                        El Dorado, KS

A13. The thirteenth item is a bar graph located on the upper right margin of page 19. The bar graph is entitled "Branded Gasoline Sales - U. S." and is reflected in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 600 with increments of 100. The X axis depicts the years 1994, 1995 and 1996. The sales are depicted as follows:

                       1994             547 Thousand barrels a day
                       1995             545 Thousand barrels a day
                       1996             563 Thousand barrels a day

         Below  the   graph  a  footnote  appears  which  states "Includes  Star
         Enterprise on a 100% basis."

A14. The fourteenth item is a pie chart located on the upper left margin of page 20. The pie chart is entitled "1996 Capital Expenditures - Downstream." The pie chart is segmented into 2 colors depicting 1996 downstream capital expenditures for the U. S. (blue) and International
         (red) and are shown as a percentage of the total. The legend to the pie chart lists geographically the corresponding dollar amounts in millions. The dollar amounts and percentages are as follows:

                                             Millions of
                                               Dollars                  Percent
                                               --------                 -------
                      United States            $    360                  35%
                      International            $    658                  65%
                                               --------
                              Total            $  1,018

         Below the pie chart a footnote appears which states "Includes Equity in Affiliates."

A15. The fifteenth item is a pie chart located on the lower left margin of page 20. The pie chart is entitled "1997 Planned Capital Expenditures - Downstream." The pie chart is segmented into 2 colors depicting the planned 1997 downstream capital expenditures for the U. S. (blue) and International (red) and are shown as a percentage of the total. The legend to the pie chart lists geographically the corresponding dollar amounts in millions.
         The dollar amounts and percentages are as follows:

                                             Millions of
                                               Dollars                  Percent
                                               --------                 -------
                      United States            $  500                    33%
                      International            $1,000                    67%
                                               ------
                              Total            $1,500

         Below the pie chart a footnote appears which states "Includes Equity in Affiliates."

A16. The sixteenth item is a bar graph located on the upper right margin of page 21. The bar graph is entitled "Refined Product Sales - Latin
         America" and is reflected in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 400 with increments of 100. The X axis depicts the years 1994, 1995 and 1996.
         The sales are depicted as follows:

                       1994            312 Thousand barrels a day
                       1995            346 Thousand barrels a day
                       1996            376 Thousand barrels a day

A17. The seventeenth item is a bar graph located on the lower left margin of page 22. The bar graph is entitled "Revenues from Licensed Gasification Technology" and is reflected in millions of dollars. The Y axis depicts millions of dollars from $0 to $40 with increments of $10. The X axis depicts the years 1994, 1995 and 1996.
         The revenues are depicted as follows:

                       1994             $14.2 Million
                       1995             $ 9.2 Million
                       1996             $30.3 Million

A18. The eighteenth item is a line graph located on the lower right margin of page 23. The line graph is entitled "Lost-Time Incidence Rate - U.S. and Worldwide" and is reflected in number of incidents per 200,000 hours worked. The Y axis depicts the number of incidents per 200,000 hours worked from 0.0 to 0.8 with increments of 0.2. The X axis depicts the years 1994, 1995 and 1996. Each year has 2 sets of line points plotted representing United States (blue) and Worldwide (red). The incidences per 200,000 hours worked are depicted as follows:

                              United States          Worldwide
                              -------------          ---------
                  1994               0.75               0.74
                  1995               0.59               0.58
                  1996               0.58               0.55


A19. The nineteenth item is a bar graph located on the lower left margin of page 24. The bar graph is entitled "TRMI/Star Enterprise - TRI Releases to the Environment" and is reflected in million pounds per year. The Y axis depicts millions of pounds from 0 to 4 with increments of 1. The X axis depicts the years 1994, 1995 and 1996. The amount of TRI releases to the environment are depicted as follows:

                       1993           3.96 Million pounds per year
                       1994           3.01 Million pounds per year
                       1995           2.32 Million pounds per year

         Below the graph a footnote appears which states "1996 figures will be reported to the EPA later in 1997."

PART B
------

B1. The first graph is located on the upper left margin of page 26. The bar graph is entitled "Returns on Average Stockholders' Equity" and is reflected in percentages. The Y axis depicts percentages from 0% to 25% with 5% increments. The X axis depicts the years 1994, 1995 and 1996. Each year has 2 bar graphs, one next to the other, representing rates of return based on net income excluding special items (yellow) and rates of return based on net income as reported (blue). The returns are depicted as follows:

                                            Excluding
                                          Special Items           As Reported
                                          -------------           -----------
                           1994                 9.2%                  9.8%
                           1995                11.9%                  7.5%
                           1996                16.8%                 20.4%

      Below the graph a footnote appears which states "Returns exclude the 1995 cumulative effect of accounting change and discontinued operations."

B2. The second graph is located on the lower left margin of page 26. The bar graph is entitled "Returns on Average Capital Employed" and is shown in percentages. The Y axis depicts percentages from 0% to 16% with 4% increments. The X axis depicts the years 1994, 1995 and 1996. Each year has 2 bar graphs, one next to the other, representing rates of return based on net income excluding special items (yellow) and rates of return based on net income as reported (blue). The returns are depicted as follows:

                                              Excluding
                                            Special Items           As Reported
                                            -------------           -----------
                           1994                 7.7%                    8.0%
                           1995                 9.5%                    6.9%
                           1996                12.8%                   14.9%

      Below the graph a footnote appears which states "Returns exclude the 1995 cumulative effect of accounting change and discontinued operations."

B3. The third graph is located on the upper right margin of page 27. The bar graph is entitled "Revenues" and is reflected in billions of dollars. The Y axis depicts dollars in billions from $0 to $50 with $10 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 5 colors representing the sources of revenues from refined products (blue), crude oil (green), natural gas (red), natural gas liquids (yellow) and other revenues (including equity and services) (gray). The revenues, in billions of dollars, for each year and segment are depicted as follows:

                                                                  Natural       Other Revenues
                  Refined           Crude            Natural      Gas           (Including Equity
                  Products          Oil              Gas          Liquids       and Services)             Total
                  -----------       -------          ---------    ----------    ----------------------    -------
      1994        $17.9             $  9.8            $2.4            $1.3            $2.0                 $33.4
      1995        $19.4             $11.4             $2.3            $1.6            $2.1                 $36.8
      1996        $23.0             $15.4             $3.1            $1.9            $2.1                 $45.5

B4. The fourth graph is located on the lower right margin of page 27. The bar graph is entitled "Costs and Expenses" and is reflected in billions of dollars. The Y axis depicts dollars in billions from $0 to $50 with $10 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 2 colors representing purchases and other costs (blue) and expenses (yellow). Purchases and other costs and expenses, in billions of dollars, for each year and segment are depicted as follows:

                  Purchases and
                  Other Costs               Expenses           Total
                  -------------------       -------------      -------
      1994        $23.9                     $8.2               $32.1
      1995        $27.2                     $8.5               $35.7
      1996        $34.6                     $7.8               $42.4

B5. The fifth graph is located on the upper right margin of page 29. The bar graph is entitled "Exploration and Production - Total Operating Earnings" and is reflected in millions of dollars. The Y axis depicts dollars in millions from $0 to $1800 with $300 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 2 colors representing total operating earnings in the United States (blue) and International (yellow). The total exploration and production operating earnings, in millions of dollars, are depicted as follows:

                      United States         International          Total
                      ------------------    ----------------       --------
      1994               $  414             $253                   $   667
      1995               $  293             $340                   $   633
      1996               $1,123             $478                   $ 1,601

B6. The sixth graph is located on the lower right margin of page 29. The line graph is entitled "Average U.S. Natural Gas Selling Price-Per Quarter" and is shown in dollars per thousand cubic feet (MCF) by quarter for the years 1994, 1995 and 1996. The X axis depicts the calendar quarters for the years 1994, 1995 and 1996. The Y axis depicts dollars per thousand cubic feet from $1.00 to $3.00 with $0.50 increments. The selling prices per quarter are depicted as follows:

      First Quarter 1994                    $2.15 Per MCF
      Second Quarter 1994                   $1.99 Per MCF
      Third Quarter 1994                    $1.80 Per MCF
      Fourth Quarter 1994                   $1.75 Per MCF
      First Quarter 1995                    $1.60 Per MCF
      Second Quarter 1995                   $1.67 Per MCF
      Third Quarter 1995                    $1.52 Per MCF
      Fourth Quarter 1995                   $1.81 Per MCF
      First Quarter 1996                    $2.11 Per MCF
      Second Quarter 1996                   $2.07 Per MCF
      Third Quarter 1996                    $2.02 Per MCF
      Fourth Quarter 1996                   $2.54 Per MCF

B7. The seventh graph is located on the upper left margin of page 30. The line graph is entitled "Average Crude Oil Selling Prices-Per Quarter" and is shown in dollars per barrel by quarter for the years 1994, 1995 and 1996. The X axis depicts the calendar quarters for 1994, 1995 and 1996. The Y axis depicts dollars per barrel from $10 to $22 with $2 increments. Each quarter has 2 sets of points plotted represented by a blue line and a red line graph. The blue line represents average crude oil selling prices per barrel in the United States and the red line represents average International crude oil selling prices per barrel. The selling prices per quarters are depicted as follows:

                                              United States                 International
                                            ----------------------        ----------------------
      First Quarter 1994                    $11.02 per barrel             $13.12 per barrel
      Second Quarter 1994                   $13.45 per barrel             $14.57 per barrel
      Third Quarter 1994                    $14.82 per barrel             $16.02 per barrel
      Fourth Quarter 1994                   $14.45 per barrel             $15.58 per barrel
      First Quarter 1995                    $14.85 per barrel             $16.38 per barrel
      Second Quarter 1995                   $15.85 per barrel             $17.30 per barrel
      Third Quarter 1995                    $14.88 per barrel             $15.45 per barrel
      Fourth Quarter 1995                   $14.89 per barrel             $16.17 per barrel
      First Quarter 1996                    $16.51 per barrel             $18.02 per barrel
      Second Quarter 1996                   $17.30 per barrel             $18.41 per barrel
      Third Quarter 1996                    $17.93 per barrel             $19.43 per barrel
      Fourth Quarter 1996                   $20.00 per barrel             $21.96 per barrel

B8. The eighth graph is located on the lower left margin of page 30. The bar graph is entitled "Manufacturing, Marketing and Distribution - Total Operating Earnings" and is reflected in millions of dollars. The Y axis depicts dollars in millions from $0 to $800 with $200 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 2 colors representing total operating earnings in the United States (blue) and International (yellow). The total manufacturing, marketing and distribution operating earnings, in millions of dollars, are depicted as follows:

                      United States         International         Total
                      -------------------   ----------------      ------
         1994         $257                  $360                   $617
         1995         $121                  $365                   $486
         1996         $207                  $450                   $657

B9. The ninth graph is located on the upper right margin of page 31. The bar graph is entitled "Refined Product Sales - U.S. by Principal Products" and is reflected in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 1,200 with 200 increments. The Y axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 5 colors representing sales of gasolines (blue), middle distillates (yellow), avjets (green), residuals (gray) and other (orange). U. S. refined product sales, in thousands of barrels a day, for each year and segment, are depicted as follows:

                                      Middle
                     Gasolines        Distillates      Avjets        Residuals        Other      Total
                     -------------    ------------     --------      -------------    -------    -------
         1994          443                182              88           51             118         882
         1995          449                196              99           51             139         934
         1996          499                216             123            67            131       1,036

         Below the graph a footnote appears which states "Includes equity in an affiliate."

B10. The tenth graph is located on the lower right margin of page 31. The bar graph is entitled "Refinery Input - U. S." and is shown in thousands of barrels a day. The Y axis depicts thousands of barrels from 0 to 1,000 with 200 increments. The X axis depicts the years 1994, 1995 and 1996. The refinery input is depicted as follows:

                       1994            673 Thousand barrels a day
                       1995            693 Thousand barrels a day
                       1996            724 Thousand barrels a day

         Below the graph a footnote appears which states "Includes equity in an affiliate."

B11. The eleventh graph is located on the upper right margin of page 33. The bar graph is entitled "Environmental Cash Expenditures." The Y axis depicts dollars in millions from $0 to $1200 with $200 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 2 colors representing capital expenditures (blue) and other (yellow). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

                      Capital
                      Expenditures             Other           Total
                      -----------------        -------         -------
         1994         $350                      $640            $990
         1995         $275                      $660            $935
         1996         $19                       $612            $803

         Below the graph a footnote appears which states "Includes equity in affiliates."

B12. The twelfth graph is located on the lower right margin of page 33. The bar graph is entitled "Environmental Cash Expenditures by Geographic Location." The Y axis depicts dollars in millions from $0 to $1200 with $200 increments. The X axis depicts the years 1994, 1995 and 1996. Each years' bar graph is segmented into 2 colors representing cash expenditures in the United States (blue) and International (yellow). Environmental cash expenditures, in millions of dollars, for each year and segment are depicted as follows:

                      United States         International        Total
                      -------------------   ----------------     ------
         1994         $752                      $238             $990
         1995         $762                      $173             $935
         1996         $618                      $185             $803

         Below the graph a footnote appears which states "Includes equity in affiliates."

B13. The thirteenth graph is located on the upper left margin of page 34. The pie chart is entitled "1996 Sources of Cash and Cash Equivalents" and each source is shown as a percentage of the total. The pie chart is segmented with 4 colors depicting the 1996 sources of cash and cash equivalents. The four sources are operations (blue), asset sales (orange), borrowings (green) and other sources (red). The legend to the pie chart lists each source as well as corresponding dollar amounts in billions. The dollar amounts and percentages are as follows:

         1996 Sources of Cash               Billions of
         and Cash Equivalents               Dollars           Percent
         ----------------------------       -------------     -----------
         Operations                         $3.8                 75%
         Asset Sales                        $0.5                 10%
         Borrowings                         $0.3                  6%
         Other Services                     $0.4                  9%
                                            -----
                                 Total      $5.0

B14. The fourteenth graph is located on the lower left margin of page 34. The pie chart is entitled "1996 Uses of Cash and Cash Equivalents" and each use is shown as a percentage of the total. The pie chart is segmented with 4 colors depicting the 1996 uses of cash and cash equivalents. The four uses are capital and exploratory (capex) (blue), dividends (orange), repayment of borrowings (green) and other uses
         (red). The legend to the pie chart lists each use as well as corresponding dollar amounts in billions. The dollar amounts and percentages are as follows:

         1996 Uses of Cash                  Billions of
         and Cash Equivalents               Dollars           Percent
         -----------------------------      -------------     ----------
         Capex                                $2.9                58%
         Dividends                            $1.0                20%
         Repayment of Borrowings              $0.9                19%
         Other Uses                           $0.2                 3%
                                              -----
                                     Total    $5.0

B15. The fifteenth graph is located on the upper right margin of page 35. The bar graph is entitled "Total Debt to Total Borrowed and Invested Capital." The Y axis depicts percentages from 20% to 40% with 5% increments. The X axis depicts the years 1994, 1995 and 1996. The percentages are depicted as follows:

         1994         38.5%
         1995         38.0%
         1996         33.6%

B16. The sixteenth graph is located on the lower right margin of page 35. The bar graph is entitled "Total Production and Reserve Additions" and is reflected in millions of barrels of oil equivalent. The Y axis depicts barrels of oil equivalent, in millions, from 0 to 600 with 100 increments. The X axis depicts the years 1994, 1995 and 1996. Each year has 2 bar graphs, one a single bar (green) representing total production, the other bar depicts reserve additions and is segmented into 2 colors representing extensions, discoveries and other additions
         (blue) and revisions (yellow). The production and reserve additions, in million barrels of oil equivalent, for each year and segment are depicted as follows:

                                                              Reserve Additions
                                            ---------------------------------------------------------------------------
                                            Extensions,
                     Total                  Discoveries and                             Total Reserve
                  Production                Other Additions              Revisions       Additions
                  --------------            ------------------           -------------  -----------------
         1994       427                            369                       103               472
         1995       418                            398                       141               539
         1996       433                            427                         61              488

         Below the graph a footnote appears which states "Includes equity in an affiliate."

B17. The seventeenth graph is located on the upper left margin of page 36. The bar graph is entitled "Capital and Exploratory Expenditures - Geographical" and is reflected in billions of dollars. The Y axis depicts dollars in billions from $0 to $4 with $1 increments. The X axis depicts the years 1994, 1995 and 1996. Each year's bar graph is segmented into 2 colors, representing the expenditures in the United States (blue) and International (yellow).

         Capital and exploratory expenditures, in billions of dollars, for each year and geographical location are depicted as follows:

                    United States           International              Total
                    -------------------     ---------------            ------
         1994             $1.2                  $1.5                       $2.7
         1995             $1.4                  $1.7                       $3.1
         1996             $1.6                  $1.8                       $3.4

         Below the graph a footnote appears which states "Includes equity in affiliates."

B18. The eighteenth graph is located on the lower left margin of page 36. The bar graph is entitled "Capital and Exploratory Expenditures - Functional" and is reflected in billions of dollars. The Y axis depicts dollars in billions from $0 to $4 with $1 increments. The X axis depicts the years 1994, 1995 and 1996. Each year's bar graph is segmented into 2 colors, representing the expenditures relating to exploration and production (blue) and manufacturing, marketing, distribution and other (yellow). Capital and exploratory expenditures, in billions of dollars, for each year and function are depicted as follows:

                      Exploration           Manufacturing,
                      and                   Marketing,
                      Production            Distribution and Other      Total
                      --------------        ----------------------      -------
         1994         $1.5                       $1.2                    $2.7
         1995         $1.9                       $1.2                    $3.1
         1996         $2.4                       $1.0                    $3.4

         Below the graph a footnote appears which states "Includes equity in affiliates."

B19. The nineteenth graph is located on the upper right margin of page 39. The bar graph is entitled "Real GDP Growth - Worldwide." The Y axis depicts percentages from 3.0% to 4.0% with 0.2% increments. The X axis depicts the years 1994, 1995 and 1996. The growth, in percentages, for each year is as follows:

                    Real GDP Growth
                    Worldwide
                    ------------------
         1994             3.6%
         1995             3.5%
         1996             3.8%

B20. The twentieth graph is located on the lower right margin of page 39. The line graph is entitled "Average West Texas Intermediate Spot Prices
         - Per Quarter" and is shown in dollars per barrel by quarter for the years 1994, 1995 and 1996. The Y axis depicts the dollars per barrel from $10 to $30 with $5 increments. The X axis depicts the calendar quarters for the years 1994, 1995 and 1996. The spot prices per quarter are depicted as follows:

         First Quarter 1994         $14.84 per barrel
         Second Quarter 1994        $17.81 per barrel
         Third Quarter 1994         $18.49 per barrel
         Fourth Quarter 1994        $17.66 per barrel
         First Quarter 1995         $18.37 per barrel
         Second Quarter 1995        $19.35 per barrel
         Third Quarter 1995         $17.85 per barrel
         Fourth Quarter 1995        $18.15 per barrel
         First Quarter 1996         $19.74 per barrel
         Second Quarter 1996        $21.73 per barrel
         Third Quarter 1996         $22.42 per barrel
         Fourth Quarter 1996        $24.67 per barrel

FDeB:bbm
PR/96append

                                INDEX TO EXHIBITS


     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits
     --------

         (3.1) Copy of Restated  Certificate of Incorporation of Texaco Inc., as
               amended to and including November 9, 1994, including  Certificate
               of  Designations,   Preferences  and  Rights  of  Series  B  ESOP
               Convertible   Preferred  Stock,  Series  D  Junior  Participating
               Preferred Stock,  Series F ESOP  Convertible  Preferred Stock and
               Series  G,  H,  I  and  J  Market   Auction   Preferred   Shares,
               incorporated herein by reference to Texaco Inc.'s
               Annual Report on Form 10-K for 1994 dated March 27, 1995.                                        *

         (3.2) Copy of By-Laws  of Texaco  Inc.,  as  amended  to and  including
               January 24, 1997.

  (10(iii)(a)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages
               A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993.                            *

  (10(iii)(b)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages
               IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989
               and to Exhibit A of  Texaco Inc.'s proxy statement dated March 29, 1991.                         *

  (10(iii)(c)) Texaco Inc.'s Incentive Bonus Plan, incorporated herein by reference to page
               IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989.                                      *

  (10(iii)(d)) Description of Texaco Inc.'s Supplemental Pension Benefits Plan, incorporated herein by reference to pages 8 and 9 of Texaco Inc.'s proxy statement dated March
               17, 1981.                                                                                        *

  (10(iii)(e)) Description of Texaco Inc.'s Revised Supplemental Pension Benefits
               Plan, incorporated herein by reference to pages 24 through 27 of Texaco Inc.'s
               proxy statement dated March 9, 1978.                                                             *

  (10(iii)(f)) Description of Texaco Inc.'s Revised Incentive Compensation Plan,
               incorporated herein by reference to pages 10 and 11 of Texaco Inc.'s proxy
               statement dated March 13, 1969.                                                                  *

          (11) Computation of Earnings Per Share of Common Stock of Texaco Inc.
               and Subsidiary Companies.

        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.



        (12.2) Definitions of Selected Financial Ratios.

         (13) Copy of those portions of Texaco Inc.'s 1996 Annual Report to Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

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