Form 10-Q
period 1997-03-31
TEXACO INC
filed 1997-05-12
CIK 97349

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


For the quarterly period ended March 31, 1997       Commission file number 1-27


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

     As of April 30, 1997, there were outstanding 263,634,553 shares of Texaco Inc. Common Stock - par value $6.25.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                 (Millions of dollars, except per share amounts)

                                                                                        (Unaudited)
                                                                                   ----------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                   ----------------------
                                                                                   1997              1996
                                                                                   ----              ----
         REVENUES
              Sales and services                                                 $11,813           $10,059
              Equity in income of affiliates,
                  interest,  asset sales and other                                   216               212
                                                                                 -------           -------
                                                                                  12,029            10,271
                                                                                 -------           -------
         DEDUCTIONS
              Purchases and other costs                                            9,298             7,782
              Operating expenses                                                     716               684
              Selling, general and administrative expenses                           397               400
              Maintenance and repairs                                                 87                88
              Exploratory expenses                                                    99                69
              Depreciation, depletion and amortization                               385               350
              Interest expense                                                       101               113
              Taxes other than income taxes                                          139               105
              Minority interest                                                       21                16
                                                                                 -------           -------
                                                                                  11,243             9,607
                                                                                 -------           -------

         Income before income taxes                                                  786               664

         Provision for (benefit from) income taxes                                  (194)              278
                                                                                 -------           -------

         NET INCOME                                                              $   980           $   386
                                                                                 =======           =======

         Preferred stock dividend requirements                                   $    14           $    15
                                                                                 -------           -------

         Net income available for common stock                                   $   966           $   371
                                                                                 =======           =======

         Per common share (dollars)
              Net income                                                         $  3.72           $  1.42

              Cash dividends paid                                                $   .85           $   .80

         Average number of common shares outstanding
              for computation of earnings per share (thousands)                  260,071           260,654

                    See   accompanying   notes  to  consolidated  financial statements.

                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEET
                                         AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                                         ------------------------------------------
                                                   (Millions of dollars)
                                                                                         March 31,               December 31,
                                                                                           1997                     1996
                                                                                        ----------               ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   619                $   511
      Short-term investments - at fair value                                                      18                     41
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $34 million in 1997 and 1996                                           4,674                  5,195
      Inventories                                                                              1,677                  1,460
      Deferred income taxes and other current assets                                             373                    458
                                                                                             -------                -------
           Total current assets                                                                7,361                  7,665

   Investments and Advances                                                                    5,301                  4,996

   Properties, Plant and Equipment - at cost                                                  34,166                 33,988
   Less - accumulated depreciation, depletion and amortization                                20,764                 20,577
                                                                                             -------                -------
      Net properties, plant and equipment                                                     13,402                 13,411

   Deferred Charges                                                                              944                    891
                                                                                             -------                -------
           Total                                                                             $27,008                $26,963
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   466                $   465
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   2,936                  3,472
           Accrued liabilities                                                                 1,167                  1,333
      Estimated income and other taxes                                                         1,173                    914
                                                                                             -------                -------
           Total current liabilities                                                           5,742                  6,184

   Long-Term Debt and Capital Lease Obligations                                                5,029                  5,125
   Deferred Income Taxes                                                                         769                    795
   Employee Retirement Benefits                                                                1,225                  1,236
   Deferred Credits and Other Noncurrent Liabilities                                           2,512                  2,593
   Minority Interest in Subsidiary Companies                                                     669                    658
                                                                                             -------                -------
           Total                                                                              15,946                 16,591
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           471                    474
      Unearned employee compensation and benefit plan trust                                     (377)                 (378)
      Common stock (authorized: 350,000,000 shares, $6.25 par
           value; 274,293,417 shares issued)                                                   1,714                  1,714
      Paid-in capital in excess of par value                                                     630                    630
      Retained earnings                                                                        9,048                  8,292
      Currency translation adjustment                                                            (95)                  (65)
      Unrealized net gain on investments                                                          22                     33
                                                                                             -------                -------
                                                                                              11,713                 11,000
      Less - Common stock held in treasury, at cost                                              651                    628
                                                                                             -------                -------
         Total stockholders' equity                                                           11,062                 10,372
                                                                                             -------                -------
           Total                                                                             $27,008                $26,963
                                                                                             =======                =======


                                 See  accompanying  notes to consolidated  financial statements.

                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     --------------------------------------------------
                                                    (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                              ------------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              ------------------------
                                                                                              1997               1996
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                                $  980              $ 386
   Reconciliation to net cash provided by (used in)
      operating activities
         Receivable for refund of IRS deposits                                                 (700)                 -
         Depreciation, depletion and amortization                                               385                350
         Deferred income taxes                                                                  100                 20
         Exploratory expenses                                                                    99                 69
         Minority interest in net income                                                         21                 16
         Dividends from affiliates, less than equity
            in income                                                                           (40)               (59)
         Gains on asset sales                                                                   (19)               (29)
         Changes in operating working capital                                                   257                196
         Other - net                                                                            (49)               (61)
                                                                                              -----              -----
            Net cash provided by operating activities                                         1,034                888

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                        (678)              (613)
   Proceeds from sale of discontinued operations                                                  -                344
   Proceeds from sales of assets                                                                140                 78
   Sale of leasehold interests                                                                    -                 69
   Purchases of investment instruments                                                         (349)              (507)
   Sales/maturities of investment instruments                                                   389                554
   Other - net                                                                                  (57)                (4)
                                                                                              -----              -----
            Net cash used in investing activities                                              (555)               (79)
FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               150                 58
         Repayments                                                                             (75)               (53)
   Net decrease in other borrowings                                                            (174)              (599)
   Purchases of common stock                                                                    (31)               (22)
   Dividends paid to the company's stockholders
      Common                                                                                   (221)              (208)
      Preferred                                                                                  (4)                (5)
   Dividends paid to minority shareholders                                                      (10)               (10)
                                                                                              -----              -----
            Net cash used in financing activities                                              (365)              (839)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                               (6)                (3)
                                                                                              -----              -----
   Increase (decrease) during period                                                            108                (33)
   Beginning of year                                                                            511                501
                                                                                              -----              -----
   End of period                                                                              $ 619              $ 468

                         See  accompanying   notes  to  consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Discontinued Operations
-------------------------------

On February 29, 1996, Texaco completed the disposition of its operations classified as discontinued operations by completing the sale of its worldwide lubricant additives business to Ethyl Corporation for $136 million in cash and a three-year note with a face amount of $60 million.

Revenues for the discontinued operations totaled $33 million for the first two months of 1996, representing activities through the sale date.

Discontinued operations had no significant impact on first quarter 1996 results.


Note 2. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 March 31,                December 31,
                                                                                   1997                       1996
                                                                                   ----                       ----
                                                                                (Unaudited)
                                                                                         (Millions of dollars)

     Crude oil                                                                    $  499                    $  296

     Petroleum products and petrochemicals                                           910                       904

     Other merchandise                                                                51                        58

     Materials and supplies                                                          217                       202
                                                                                  ------                    ------
          Total                                                                   $1,677                    $1,460
                                                                                  ======                    ======


Note 3. Contingent Liabilities
------------------------------

Information relative to commitments and contingent liabilities of Texaco Inc. and subsidiary companies is presented in Notes 14 and 16, pages 63-64 and 67, respectively, of Texaco Inc.'s 1996 Annual Report to Stockholders. With respect to the Internal Revenue Service (IRS) claims discussed in Note 16, page 67, of Texaco Inc.'s 1996 Annual Report to Stockholders, on April 21, 1997 the U.S. Supreme Court decided not to review the decisions of the U.S. Court of Appeals for the Fifth Circuit and the U.S. Tax Court in the so-called "Aramco Advantage" case.

As a  result  of this  decision  by the  Supreme  Court,  Texaco  recognized  an after-tax earnings benefit of $488 million in the first quarter 1997, representing the expected refund of the balance of deposits made to the IRS in previous years for potential tax claims and accrued interest. The expected refund, including interest, exceeds $700 million. A significant portion of the refund is expected to be received in 1997.




                                   ----------

In the company's opinion, while it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities and commitments, including lawsuits, claims, guarantees, taxes and regulations, the aggregate amount of such liability in excess of financial reserves is not anticipated to be materially important in relation to the consolidated financial position or results of operations of Texaco Inc. and its subsidiaries.





Note 4. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              1997            1996
                                                                              ----            ----
                                                                              (Millions of dollars)

                  Gross revenues                                             $4,694          $4,161

                  Income before income taxes                                 $  320          $  314

                  Net income                                                 $  186          $  195


On April 2, 1996, Caltex Petroleum Corporation ("Caltex") completed the sale of its 50% interest in Nippon Petroleum Refining Company, Limited to its partner Nippon Oil Company for approximately $2 billion. Caltex' net income for the second quarter of 1996 included a gain of $621 million associated with this sale.

Effective April 1, 1997, Caltex' 40% interest in its Bahrain refining joint venture (Bapco) was sold to the Government of the State of Bahrain at approximately net book value.







                              * * * * * * * * * * *







In the determination of preliminary and unaudited financial statements for the three-month periods ended March 31, 1997 and 1996, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1996 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

Total net income for the first quarter of 1997 was $980 million, or $3.72 per share, including a $488 million benefit associated with the resolution of the "Aramco Advantage" case. Net income for the first quarter of 1996 was $386 million, or $1.42 per share. Net income for the first quarter of 1997 before special items was $492 million, or $1.84 per share.

In the first quarter of 1997:
         o Net income before special items increased 27 percent - representing the 11th consecutive quarter that net income exceeded previous years' levels.
         o    Worldwide daily production rose 4 percent.
         o Capital and exploratory expenditures grew 25 percent to $799 million.
         o Total debt to total borrowed and invested capital was 32 percent, at the low end of our target range.
         o    Expenses continue to be managed at levels less than inflation.

The company's upstream business had another strong quarter, as higher commodity prices were enhanced by increased daily crude oil and natural gas production. In the downstream business, earnings continued to grow in the company's expanding
Latin American marketing operations and margins in Europe improved over last year's depressed levels. However, earnings in the Caltex operating areas were lower, and U.S. downstream results were level with last year.

During the first quarter, the company increased capital and exploratory spending, focusing on upstream growth opportunities in the U.S., as appraisal and development work continued in the Gulf of Mexico. After some unexpected operating delays, first oil flowed from the U.K. North Sea Captain field in March and production is increasing rapidly. Also, government approval was secured for developing the U.K. Galley field, and the company announced natural gas discoveries in Australia and Thailand.

The company moved forward in March with the signing of a memorandum of understanding with Shell Oil Company to combine major elements of its U.S. downstream operations, and the company completed the sale of its remaining chemical business.

On April 21, 1997, Texaco was notified that the United States Supreme Court decided not to review the favorable decisions of the United States Court of Appeals for the Fifth Circuit and the United States Tax Court in the "Aramco Advantage" case. This decision by the Supreme Court, affirming Texaco's position, resulted in an earnings benefit of $488 million, or $1.88 per share. This benefit represents the after-tax effect of the expected refund of payments, with associated interest, made to the Internal Revenue Service in previous years for potential tax claims. The total refund from the IRS, including interest, will exceed $700 million. A significant portion of this amount is expected to be received in 1997.

                               OPERATING EARNINGS

PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

First quarter 1997 earnings were $311 million, compared with $267 million for the first quarter of 1996. The 16-percent earnings improvement was due to higher prices and continuing success in enhancing production from existing fields, particularly in the Gulf of Mexico and Louisiana.

Texaco's average realized crude oil price for the first quarter 1997 was $19.62, an increase of $3.11 per barrel over 1996. The average realized natural gas price for the first quarter of 1997 was $2.66 per thousand cubic feet (MCF), an increase of $.51 per MCF over 1996. A price spike late in 1996, attributed to lean stock levels at a time of seasonally strong demand, extended into January 1997. Prices retreated in February and March, due to abnormally mild weather and increasing worldwide supplies.

Partially offsetting the favorable factors were lower gas trading results and higher exploratory expenses. Exploratory expenses before taxes in the first quarter of 1997 were $42 million versus $23 million in the first quarter of 1996. This sharp increase is attributed to higher seismic and exploratory drilling activity of promising prospects, mostly in the Gulf of Mexico.

         International

First quarter 1997 earnings were $156 million, as compared with $130 million for the first quarter of 1996. The 20-percent improvement in earnings included the effects of higher crude oil prices, up 8 percent, and increased liquids and natural gas production.

Total daily production increased 9 percent as a result of new production in the Wafra field in the Partitioned Neutral Zone between Saudi Arabia and Kuwait, in the Bagre field offshore Angola, and in the Danish North Sea coming onstream late in 1996. Additionally, natural gas production benefited from a full quarter's operations at the Dolphin field in Trinidad. These production increases, as well as continued field development programs, more than offset the impact of maturing fields. Higher exploratory expenses associated with Texaco's aggressive exploration program, as well as lower gas trading results in the U.K., partially offset these favorable results.

Operating results for the first quarter 1997 included a non-cash currency benefit of $19 million due to the weakening of the Pound Sterling versus the U.S. dollar relating to deferred income taxes, compared with a benefit of $4 million for the first quarter 1996.

     MANUFACTURING, MARKETING AND DISTRIBUTION
         United States

First quarter 1997 earnings were $6 million, compared with $4 million for the first quarter of 1996. Earnings in 1997 reflected improved refining results due to increased throughput and higher wholesale product prices. This improvement was somewhat reduced by the impact of refinery fires late in 1996 and early 1997 that resulted in property damage and adversely affected product yields in the first quarter. The refining system returned to normal operations by the middle of March.

Improved refining earnings were largely offset by lower West Coast marketing margins due to intense competition in the marketplace. Results in the distribution and transportation business and chemicals were also lower than the first quarter of 1996.

         International

First quarter 1997 earnings were $104 million, compared to $92 million for the first quarter of 1996. The earnings were driven by improved results in Europe and Latin America. Caltex' results were below the first quarter of last year, but reflect a significant improvement over the latter half of 1996.

Higher refining earnings in Europe and Latin America in the first quarter of 1997 were primarily due to the improved recovery of crude costs in the U.K. and Panama. Marketing margins in Latin America also improved in the first quarter 1997 versus the same quarter in 1996 due to higher prices.

Caltex' improved operating margins in Korea were more than offset by unfavorable refining margins in Thailand, and higher currency losses of $26 million, mostly from the significant weakening of the Korean Won.

Refined product sales decreased due to Caltex' April 1, 1996, sale of its interest in refining operations in Japan and reduced purchase/sale activity to balance the system.

Operating results for the first quarter 1997 included a non-cash currency benefit of $5 million due to the weakening of the Pound Sterling versus the U.S. dollar relating to deferred income taxes, compared with a benefit of $4 million for the first quarter of 1996.

NONPETROLEUM

Nonpetroleum earnings for the first quarter of 1997 were $12 million, compared with $2 million in the first quarter of 1996.


                             CORPORATE/NONOPERATING

Corporate and nonoperating earnings for the first quarter of 1997 were $391 million as compared with charges of $109 million for the first quarter of 1996. Corporate and nonoperating results for the first quarter of 1997 included a $488 million benefit associated with the resolution of the "Aramco Advantage" case. Excluding this benefit, the comparative improvement of $12 million was primarily attributable to reduced interest expense due to lower debt levels and slightly lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Texaco's cash, cash equivalents and short-term investments totaled $637 million at March 31, 1997, as compared with $552 million at year-end 1996. Cash provided by operating activities of $1.0 billion for the first quarter of 1997 supported outlays of $678 million for the company's capital and exploration program and $235 million in dividend payments to common, preferred and minority shareholders.

At March 31, 1997, Texaco's ratio of total debt to total borrowed and invested capital was 31.9%, as compared with 33.6% at year-end 1996. This improvement reflected strong operating results, the favorable resolution of the "Aramco Advantage" case and a reduction in debt to $5.5 billion from $5.6 billion at year-end 1996. At March 31, 1997, Texaco's long-term debt included $922 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. The company maintained a revolving credit facility with commitments of $1.5 billion, which was unused at both March 31, 1997 and at year-end 1996.

During the first quarter of 1997, the company issued $150 million of 7.09% noncallable Notes due 2007. Proceeds from this offering will be used for working capital, retirement of existing debt and other general corporate purposes.

As of March 31, 1997, $194 million has been expended under the $500 million common stock repurchase program announced in 1995, of which $31 million was expended during the first quarter of 1997. The company will continue repurchasing shares from time to time based on market conditions.

On March 21, 1997, Texaco exercised an option to terminate a lease arrangement and obtained ownership of the assets used in its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business. Concurrent with this transaction, Texaco sold the PO/MTBE business to a Huntsman Corporation affiliate for cash and preferred stock. The cash proceeds of $512 million were used to substantially offset the cost of exercising the option. The preferred stock, with a stated value of $65 million, is mandatorily redeemable in eleven years.

On April 21, 1997, the United States Supreme Court decided not to review the decisions of the U.S. Court of Appeals for the Fifth Circuit and the U.S. Tax Court in the so-called "Aramco Advantage" case. In previous years, Texaco made payments, with associated interest, to the IRS for potential tax claims. As a result of the Supreme Court action, Texaco expects a refund in excess of $700 million, which represents the remaining balance of these deposits and accrued interest. A significant portion of the refund is expected to be received in 1997.

During April 1997, the company finalized the sale of a 15% interest in its U.K. North Sea Captain Field to an affiliate of Korea Petroleum Development Corporation for approximately $210 million. Of this total amount, installments of $20 million and $25 million were received during the first quarter of 1996 and 1997, respectively. Also during April 1997, the company sold its interests in certain producing operations in Canada for approximately $80 million.

On May 1, 1997, the company completed the previously announced sale of its credit card services unit, including its portfolio of proprietary credit card accounts receivable, to Associates First Capital Corporation, an indirect majority-owned subsidiary of the Ford Motor Company. As a result of this sale, Texaco received cash proceeds of approximately $300 million for its proprietary credit card accounts receivables and associated processing assets.

During the second quarter of 1997, Texaco expects to repurchase certain equipment leasehold interests in conjunction with a sale/leaseback arrangement for somewhat less than the proceeds received. Through March 31, 1997, Texaco has received $509 million for those leasehold interests.

The company considers its financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
--------------------------

On October 30, 1996, Texaco announced a companywide realignment designed to enhance the company's ability to grow existing and new businesses. This realignment, coupled with other organizational enhancements such as the consolidation of operations, is designed to stimulate growth and improve efficiencies in both support and operating functions. However, it is expected that some overlapping activities will be eliminated resulting in the reduction of some 750 employees worldwide by the end of 1997. An after-tax provision of $56 million was recorded in the fourth quarter of 1996 to cover the costs of employee separations, including employees of affiliates. Through March 31, 1997, approximately 350 employees have been terminated with a related commitment to severance payments of $15 million after-tax. Of this commitment, payments of $10 million have been made and charged against the reserve as of March 31, 1997.

NEW ACCOUNTING STANDARD
-----------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share. Under SFAS 128, companies currently required to report primary and fully diluted earnings per share (EPS), will instead report basic and diluted EPS, respectively. Currently, primary EPS considers the average number of common shares outstanding and the potential dilution that would result if conversion rights associated with certain outstanding securities were exercised. Fully diluted EPS considers all potentially dilutive securities. Basic EPS, which will replace primary EPS, does not consider any potential dilution. Diluted EPS is essentially similar to fully diluted EPS.

Texaco must adopt SFAS 128 for its fiscal year 1997 financial statements and, at that time, restate the per share amounts of prior periods. Amounts to be reported as basic and diluted EPS in accordance with the new Statement will not differ significantly from previously reported primary and fully diluted EPS.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures, including equity in such expenditures of affiliates, were $799 million for the first quarter of 1997 as compared with $641 million for the same period of 1996.

In the U.S., Texaco's aggressive 1997 exploration and development drilling program is focused on strategic opportunities onshore and offshore. Offshore development continued in the deepwater Gulf of Mexico where Texaco holds a strong lease-acreage position. Platform construction and development drilling is underway in the Petronius and Arnold fields while delineation drilling continues in the Fuji and Gemini prospects. Texaco also continues an aggressive drilling and development program in traditional offshore shelf areas and onshore. Expenditures in 1997 reflect enhanced oil recovery projects using advanced thermal and CO2 techniques to increase production and lower per-barrel operating expenses. Thermal steam-flooding has been particularly successful at Kern River in Bakersfield, California.

Internationally, higher expenditures reflect development work in the U.K. North Sea, including the Erskine and Galley fields and drilling and development expenditures for the Mariner project. Development work was completed in the Captain field which came onstream late in the first quarter of 1997. Additionally, exploration and development work continued in Nigeria, China, Indonesia, and the Partitioned Neutral Zone.

Downstream expenditures in the U.S. declined somewhat, reflecting the completion of refinery upgrades. Internationally, expenditures increased due to marketing expenditures in the Pacific Rim by Texaco's affiliate, Caltex Petroleum Corporation.



                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings
-------------------------



Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q and to Item 3 of Texaco
Inc.'s 1996 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 5. Other Information
-------------------------

                                                                                                     (Unaudited)
                                                                                              -----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              1997               1996
                                                                                              ----               ----
                                                                                                (Millions of dollars)

FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                                         $311              $ 267
         International                                                                          156                130
                                                                                               ----               ----
           Total                                                                                467                397
                                                                                               ----               ----
      Manufacturing, marketing and distribution
         United States                                                                            6                  4
         International                                                                          104                 92
                                                                                               ----               ----
           Total                                                                                110                 96
                                                                                               ----               ----

           Total petroleum and natural gas                                                      577                493

   Nonpetroleum                                                                                  12                  2
                                                                                               ----               ----
           Total operating earnings                                                             589                495

Corporate/Nonoperating                                                                          391               (109)
                                                                                               ----               ----
Total net income                                                                               $980               $386
                                                                                               ====               ====


CAPITAL AND EXPLORATORY EXPENDITURES - INCLUDING
------------------------------------------------
      EQUITY IN AFFILIATES
      --------------------
Exploration and production
         United States                                                                         $352               $266
         International                                                                          282                207
                                                                                               ----               ----
           Total                                                                                634                473
                                                                                               ----               ----
Manufacturing, marketing and distribution
         United States                                                                           60                 77
         International                                                                          101                 87
                                                                                               ----               ----
           Total                                                                                161                164
                                                                                               ----               ----
Other                                                                                             4                  4
                                                                                               ----               ----
           Total, including equity in affiliates                                               $799               $641
                                                                                               ====               ====

                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1997            1996
                                                                                                      ----            ----

OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                                                          384            382
     Net production of natural gas - available
         for sale (000 MCFPD)                                                                         1,656          1,648
     Total net production (000 BOEPD)                                                                   660            657

     Natural  gas sales (000 MCFPD)                                                                   3,841          3,235
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                                                      203            245

     Average U.S. crude (per bbl)                                                                    $19.62         $16.51
     Average U.S. natural gas (per mcf)                                                              $ 2.66         $ 2.15
     Average WTI (Spot) (per bbl)                                                                    $22.76         $19.75
     Average Kern (Spot) (per bbl)                                                                   $15.98         $14.90

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                                                         114            119
         Indonesia                                                                                      140            137
         Partitioned Neutral Zone                                                                        90             72
         Other                                                                                           69             62
                                                                                                     ------         ------
              Total                                                                                     413            390
     Net production of natural gas - available
         for sale (000 MCFPD)
              Europe                                                                                    241            205
         Colombia                                                                                       132            115
         Other                                                                                          102             53
                                                                                                     ------         ------
              Total                                                                                     475            373

     Total net production (000 BOEPD)                                                                   492            452

     Natural gas sales (000 MCFPD)                                                                      620            475
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                                                       83            116

     Average International crude (per bbl)                                                           $19.48         $18.02
     Average U.K. natural gas (per mcf)                                                              $ 2.85         $ 2.63
     Average Colombia natural gas (per mcf)                                                          $ 1.05         $  .94


                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1997            1996
                                                                                                      ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Manufacturing, Marketing and Distribution
-----------------------------------------
United States
-------------
     Refinery input (000 BPD)
         Subsidiary                                                                                     409            395
         Affiliate - Star Enterprise                                                                    336            316
                                                                                                      -----          -----
              Total                                                                                     745            711

     Refined product sales (000 BPD)
         Gasolines                                                                                      497            476
         Avjets                                                                                          89            131
         Middle Distillates                                                                             214            219
         Residuals                                                                                       85             61
         Other                                                                                          121            134
                                                                                                      -----          -----
              Total                                                                                   1,006          1,021

International
-------------
     Refinery input (000 BPD)
         Europe                                                                                             348            334
         Affiliate - Caltex                                                                                 407            499
         Latin America/West Africa                                                                           62             59
                                                                                                      -----          -----
              Total                                                                                          817            892

     Refined product sales (000 BPD)
         Europe                                                                                             467            475
         Affiliate - Caltex                                                                                 586            712
         Latin America/West Africa                                                                          366            389
         Other                                                                                               43             71
                                                                                                      -----          -----
             Total                                                                                            1,462          1,647


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --    (11) Computation of Earnings Per Share of Common Stock of Texaco Inc.
                and Subsidiary Companies.

     --    (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
                Total Enterprise Basis.

     --    (20) Copy of  Texaco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1996), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --    (27) Financial Data Schedule.


(b)  Reports on Form 8-K:

     During the first quarter of 1997, the Registrant filed a Current  Report on

     Form 8-K for the following events:

     1.   January 7, 1997 (date of earliest event reported: December 24, 1996)

          Item 5. Other Events -- reported that Texaco announced that it had reached an agreement to sell its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business to Huntsman Corporation. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Sells PO/MTBE Business to Huntsman Corporation," dated December 24, 1996.

     2.   January 23, 1997 (date of earliest event reported: January 23, 1997)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1996. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Reports Results for the Fourth Quarter and Year 1996," dated January 23, 1997.

     3.   January 29, 1997 (date of earliest event reported: January 27, 1997)

          Item 5. Other Events -- provided a description of an Officer's Certificate executed by Texaco Capital Inc. which established the terms and provisions of a $150 million series of securities designated "7.09% Guaranteed Notes Due 2007." Texaco appended as an exhibit thereto a copy of the Press Release entitled "Texaco Announces Public Issuance of $150 Million in 10-Year Debt Securities," dated January 27, 1997.

     4.   March 19, 1997 (date of earliest event reported: March 18, 1997)

          Item 5. Other Events -- reported that Texaco announced that it and Shell Oil Company signed a memorandum of understanding to combine the major elements of their midwestern and western U.S. refining and marketing activities and their total U.S. transportation, trading and lubricants businesses and that the two companies and Saudi Refining
          Inc. (SRI), have made significant progress in discussions toward a separate memorandum of understanding to combine Star Enterprise (a 50/50 joint venture between SRI and Texaco in the eastern U.S) with Shell's eastern U.S. refining and marketing business. Texaco appended as an exhibit thereto a copy of the Press Release entitled "Shell And Texaco Sign Memorandum Of Understanding To Combine U.S. Refining, Marketing, Transportation, Trading And Lubricants Operations," dated March 18, 1997.

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




Date:    May 12, 1997
         ------------