Form 10-Q
period 1997-06-30
TEXACO INC
filed 1997-08-13
CIK 97349

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


For the quarterly period ended June 30, 1997         Commission file number 1-27


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

     As of July 31, 1997, there were outstanding 264,107,386 shares of Texaco Inc. Common Stock - par value $6.25.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                 (Millions of dollars, except per share amounts)

                                                                                             (Unaudited)
                                                                        -------------------------------------------------
                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                        --------------------        ---------------------
                                                                         1997           1996          1997           1996
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $22,796        $20,876       $10,983        $10,817
              Equity in income of affiliates, interest, asset
                  sales and other                                          729            656           513            444
                                                                       -------        -------       -------        -------
                                                                        23,525         21,532        11,496         11,261
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 17,969         16,127         8,671          8,345
              Operating expenses                                         1,444          1,384           728            700
              Selling, general and administrative expenses                 792            799           395            399
              Maintenance and repairs                                      171            178            84             90
              Exploratory expenses                                         192            159            93             90
              Depreciation, depletion and amortization                     757            704           372            354
              Interest expense                                             203            221           102            108
              Taxes other than income taxes                                268            232           129            127
              Minority interest                                             37             33            16             17
                                                                       -------        -------       -------        -------
                                                                        21,833         19,837        10,590         10,230
                                                                       -------        -------       -------        -------

         Income before income taxes                                      1,692          1,695           906          1,031

         Provision for income taxes                                        141            620           335            342
                                                                       -------        -------       -------        -------


         NET INCOME                                                    $ 1,551        $ 1,075       $   571        $   689
                                                                       =======        =======       =======        =======

         Preferred stock dividend requirements                         $    28        $    29       $    14        $    14
                                                                       -------        -------       -------        -------

         Net income available for common stock                         $ 1,523        $ 1,046       $   557        $   675
                                                                       =======        =======       =======        =======

         Per common share (dollars)
              Net income                                               $  5.86        $  4.01       $  2.14        $  2.59

              Cash dividends paid                                      $  1.70        $  1.60       $   .85        $   .80

         Average number of common shares outstanding
              for computation of earnings per share
              (thousands)                                              260,080        260,709       260,090        260,764


                                     See  accompanying   notes  to  consolidated financial statements.


                      TEXACO INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                              (Millions of dollars)
                                                                                         June 30,                December 31,
                                                                                           1997                     1996
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   564                $   511
      Short-term investments - at fair value                                                      46                     41
      Accounts and notes receivable, less allowance for doubtful accounts
           of  $22 million and $34 million in 1997 and 1996, respectively                      4,524                  5,195
      Inventories                                                                              1,632                  1,460
      Deferred income taxes and other current assets                                             289                    458
                                                                                             -------                -------
           Total current assets                                                                7,055                  7,665

   Investments and Advances                                                                    5,438                  4,996

   Properties, Plant and Equipment - at cost                                                  34,462                 33,988
   Less - accumulated depreciation, depletion and amortization                                20,878                 20,577
                                                                                             -------                -------
      Net properties, plant and equipment                                                     13,584                 13,411

   Deferred Charges                                                                              964                    891
                                                                                             -------                -------

           Total                                                                             $27,041                $26,963
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   472                $   465
      Accounts payable and accrued liabilities
         Trade liabilities                                                                     2,524                  3,472
         Accrued liabilities                                                                   1,279                  1,333
      Estimated income and other taxes                                                         1,156                    914
                                                                                             -------                -------
           Total current liabilities                                                           5,431                  6,184

   Long-Term Debt and Capital Lease Obligations                                                5,067                  5,125
   Deferred Income Taxes                                                                         809                    795
   Employee Retirement Benefits                                                                1,204                  1,236
   Deferred Credits and Other Noncurrent Liabilities                                           2,459                  2,593
   Minority Interest in Subsidiary Companies                                                     656                    658
                                                                                             -------                -------
           Total                                                                              15,626                 16,591
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           464                    474
      Unearned employee compensation and benefit plan trust                                     (362)                  (378)
      Common stock (authorized: 350,000,000 shares, $6.25 par
           value; 274,293,417 shares issued)                                                   1,714                  1,714
      Paid-in capital in excess of par value                                                     608                    630
      Retained earnings                                                                        9,376                  8,292
      Currency translation adjustment                                                            (80)                   (65)
      Unrealized net gain on investments                                                          32                     33
                                                                                             -------                -------
                                                                                              12,052                 11,000
      Less - Common stock held in treasury, at cost                                              637                    628
                                                                                             -------                -------
         Total stockholders' equity                                                           11,415                 10,372
                                                                                             -------                -------

           Total                                                                             $27,041                $26,963
                                                                                             =======                =======


                                        See  accompanying  notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Millions of dollars)

                                                                                                    (Unaudited)
                                                                                              -----------------------
                                                                                                 For the six months
                                                                                                   ended June 30,
                                                                                              -----------------------
                                                                                              1997               1996
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                               $1,551             $1,075
   Reconciliation to net cash provided by (used in)
      operating activities
         Receivable for refund of IRS deposits                                                (700)                 -
         Depreciation, depletion and amortization                                              757                704
         Deferred income taxes                                                                 185                 55
         Exploratory expenses                                                                  192                159
         Minority interest in net income                                                        37                 33
         Dividends from affiliates, greater than (less than)
            equity in income                                                                  (144)               162
         Gains on asset sales                                                                 (287)               (37)
         Changes in operating working capital                                                  (89)                53
         Other - net                                                                           (52)              (103)
                                                                                            ------             ------
            Net cash provided by operating activities                                        1,450              2,101

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                     (1,451)            (1,231)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                             -                344
   Proceeds from sales of assets                                                               742                 87
   Sale of leasehold interests                                                                   -                147
   Purchases of investment instruments                                                        (608)              (970)
   Sales/maturities of investment instruments                                                  657                963
   Other - net                                                                                (142)                 5
                                                                                            ------             ------
            Net cash used in investing activities                                             (802)              (655)
FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                              221                113
         Repayments                                                                           (180)              (222)
   Net decrease in other borrowings                                                            (85)              (576)
   Purchases of common stock                                                                   (36)               (55)
   Dividends paid to the company's stockholders
      Common                                                                                  (441)              (416)
      Preferred                                                                                (28)               (29)
   Dividends paid to minority shareholders                                                     (40)               (35)
                                                                                            ------             ------
      Net cash used in financing activities                                                   (589)            (1,220)

CASH AND CASH EQUIVALENTS
      Effect of exchange rate changes                                                           (6)                (3)
                                                                                            ------             ------
      Increase during period                                                                    53                223
      Beginning of year                                                                        511                501
                                                                                            ------             ------
      End of period                                                                         $  564             $  724
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

Discontinued operations had no significant impact on 1996 results.


Note 2. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 June 30,                 December 31,
                                                                                   1997                       1996
                                                                                -----------               ------------
                                                                                (Unaudited)
                                                                                         (Millions of dollars)

     Crude oil                                                                   $  440                     $  296

     Petroleum products and petrochemicals                                          923                        904

     Other merchandise                                                               42                         58

     Materials and supplies                                                         227                        202
                                                                                 ------                     ------

          Total                                                                  $1,632                     $1,460
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

With respect to the U.S. Internal Revenue Service (IRS) claims discussed in Note 16, page 67, of Texaco Inc.'s 1996 Annual Report to Stockholders, on April 21, 1997 the U.S. Supreme Court decided not to review the decisions of the U.S. Court of Appeals for the Fifth Circuit and the U.S. Tax Court in the so-called "Aramco Advantage" case. As a result of this decision by the Supreme Court, Texaco recognized an after-tax earnings benefit of $488 million in the first quarter 1997, representing the expected refund of the balance of deposits made to the IRS in previous years for potential tax claims and accrued interest. The expected refund, including interest, exceeds $700 million. A significant portion of the refund is expected to be received in 1997.

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

Note 4. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% each by subsidiaries of Texaco and Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:



                                                                       For the six months       For the three months
                                                                         ended June 30,            ended June 30,
                                                                       ------------------       --------------------
                                                                        1997       1996          1997       1996
                                                                        ----       ----          ----       ----
                                                                                    (Millions of dollars)

                  Gross revenues                                       $9,127     $9,160         $4,433     $4,999

                  Income before income taxes                           $  639     $1,724         $  319     $1,410

                  Net income                                           $  386     $  989         $  200     $  794



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

On June 17, 1997, Caltex received a claim from the IRS for $292 million in excise taxes, plus penalties and interest. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Prior to 1980, Caltex directly supplied crude oil to its Japanese customers. In 1980, a Caltex subsidiary, Caltex Trading and Transport Corporation, also became a contractual supplier of crude oil to the Japanese customers. The IRS position is that this was a transfer of property, and thus taxable. Caltex is challenging the claim and fully expects to prevail, since the addition of another supplying company was not a taxable event. Additionally, Caltex believes the claim is based on an overstated value. Finally, Caltex disagrees with the imposition and calculation of interest and penalties. Just as Caltex believes the underlying excise tax claim is wrong, Caltex also believes the related claim for approximately $140 million in penalties is equally wrong and the IRS claim for almost $1.6 billion in interest charges is flawed. Caltex believes that the likelihood that it will pay these charges is remote.

Note 5. Subsequent Events
-------------------------

On July 25, 1997, the company's Board of Directors approved a two-for-one split of the company's common stock effected in the form of a 100% stock dividend. The additional shares will be distributed on September 29, 1997, to shareholders of record on September 11, 1997.

The  Board's  action  follows  the  approval by  shareholders  at the  company's
1997 Annual Meeting to increase the number of authorized common shares to 700,000,000 and halve the par value to $3.125 per share.

The proforma effect of the stock split would be as follows:


                                                                       For the six months       For the three months
                                                                         ended June 30,            ended June 30,
                                                                       ------------------       --------------------
                                                                        1997       1996          1997       1996
                                                                        ----       ----          ----       ----

Average number of common shares outstanding for computation of earnings per share (thousands)

            As reported                                               260,080    260,709        260,090    260,764
            Split basis                                               520,161    521,418        520,180    521,528

Net income per common share

            As reported                                                 $5.86      $4.01          $2.14      $2.59
            Split basis                                                 $2.93      $2.01          $1.07      $1.29



The company also announced an increase in its quarterly dividend on its common stock to 90 cents per share from 85 cents per share, on a pre-split basis. This quarterly cash dividend will be payable on September 10, 1997 to shareholders of record on August 5, 1997.



                              * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the six-month and three-month periods ended June 30, 1997 and 1996, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1996 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Total worldwide net income for Texaco Inc. and subsidiary companies for the second quarter of 1997 was $571 million, or $2.14 per share, as compared with $689 million, or $2.59 per share, for the second quarter of 1996. Total net income for the first six months of 1997 was $1,551 million, or $5.86 per share, as compared with $1,075 million, or $4.01 per share, for the first six months of 1996. Both years included special items.

Net income before special items for the second quarter of 1997 was $440 million, or $1.64 per share, as compared with $465 million, or $1.73 per share, for the second quarter of 1996. For the first half of 1997, net income before special items was $932 million, or $3.48 per share, as compared with $851 million, or $3.15 per share, for the first half of 1996.

Volume growth in both the upstream and downstream and a continuing commitment to manage per barrel operating expenses were key drivers of Texaco's strong second quarter performance. However, abundant supplies of crude oil and products have put downward pressure on commodity prices and downstream margins.

During the second quarter of 1997:

          o Worldwide daily production rose four percent.
          o Branded gasoline sales in the U.S. increased two percent.
          o Year-to-date capital and exploratory expenditures grew 25 percent to $1.8 billion.
          o Expenses per barrel continued to be managed at levels below inflation.

In Texaco's upstream business, the successful push to increase production, especially in the United Kingdom and Partitioned Neutral Zone, is key to the company's results. But, while production rose in this year's second quarter, unanticipated start-up problems slowed expected production in the U.K. Captain Field. Overall, earnings for this year's second quarter were slightly below last year. Commodity prices this year were lower, and the company increased exploratory spending focused on expanding its reserve base. International downstream results were higher this year. Earnings grew in Latin America and margins in Europe improved over depressed 1996 levels. However, in the U.S.
downstream, 1997 results were significantly lower. A surplus of refined products, especially on the West Coast, and lackluster demand in the marketplace drove prices downward, negating the effects of improved refining operations and higher gasoline sales volumes.

In this year's second quarter, increased capital and exploratory spending accompanied the company's announcements of natural gas discoveries in Oklahoma and New Mexico, government approval of Texaco's Hamaca heavy oil project in Venezuela, the completion of a significant geothermal well in Indonesia and expansions of the company's natural gas liquids and refined products pipeline systems. Also, negotiations with Shell continued to combine major elements of Texaco's U.S. downstream operations.

Results for 1997 and 1996 are summarized in the following table. Details on special items are included in the functional analysis which follows this table.


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         1997           1996          1997           1996
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items                                         $  932         $  851          $440        $  465
                                                                        ------         ------          ----        ------
Gains on major asset sales                                                 174            224           174           224
Financial reserves for various issues                                      (43)             -           (43)            -
U.S. tax issue                                                             488              -             -             -
                                                                        ------         ------          ----        ------
                                                                           619            224           131           224
                                                                        ------         ------          ----        ------
Total net income                                                        $1,551         $1,075          $571        $  689
                                                                        ======         ======          ====        ======


                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the second quarter of 1997 were $189 million, as compared with $243 million for the second quarter of 1996. For the first six months of 1997 and 1996, earnings were $500 million and $510 million, respectively. Results for 1997 included a second quarter special charge of $43 million for the establishment of financial reserves for royalty and severance tax issues. Excluding the special charge, results for the second quarter and first six months of 1997 totaled $232 million and $543 million, respectively.

In the U.S. upstream, lower commodity prices caused second quarter 1997 earnings to be below last year's level. Excess supplies in the global market led to the price declines. Average realized crude oil and natural gas prices for the second quarter of 1997 were $16.95 per barrel and $2.02 per thousand cubic feet (MCF), respectively, which were $.35 per barrel and $.05 per MCF, respectively, lower than the same period last year.

Earnings before special items for the first half of 1997 were six percent above 1996. The effects of higher commodity prices in the first quarter significantly exceeded the second quarter price declines. Lower gas trading results and higher exploratory activity, mostly in the Gulf of Mexico, partly negated the impact of higher prices.

Liquids and natural gas production in 1997 was maintained at prior-year levels. Continued success in enhancing liquids production from existing fields, particularly in the Gulf of Mexico and Louisiana, offset declines from maturing fields.

         International

Exploration and production earnings outside the U.S. for the second quarter of 1997 were $240 million, as compared with $103 million for the second quarter of 1996. For the first six months of 1997 and 1996, earnings were $396 million and $233 million, respectively. Results for 1997 included second quarter special gains of $161 million from the sales of a 15 percent interest in the Captain Field in the U.K. North Sea, an interest in Canadian gas properties and an interest in an Australian pipeline system. Excluding the special gains, results for the second quarter and first six months of 1997 totaled $79 million and $235 million, respectively.

In the international upstream, higher production had a favorable impact on 1997 results. Total daily production in 1997 increased 11 percent over last year. New production from the Captain Field in the U.K. North Sea contributed to the increase. Also, new activities coming onstream late in 1996 in the Wafra field in the Partitioned Neutral Zone, between Saudi Arabia and Kuwait, in the Bagre Field offshore Angola and in the Danish North Sea led to higher liquids production. Natural gas production in 1997 benefited from a full six months operations at the Dolphin Field in Trinidad and from the Chuchupa "B" Field in Colombia. Crude oil prices were lower in 1997. Average crude oil prices were $16.91 per barrel for the second quarter, $1.50 per barrel below comparative 1996 prices.

Significantly higher activity levels associated with Texaco's aggressive exploration program contributed to lower overall results for the second quarter of 1997. Additionally, earnings for 1997 included lower gas trading results in the U.K.

     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the second quarter of 1997 were $100 million, as compared with $144 million for the second quarter of 1996. For the first six months of 1997 and 1996, earnings were $106 million and $148 million, respectively. Results for 1997 included a second quarter special gain of $13 million from the sale of credit card operations. Excluding the special gain, results for the second quarter and first six months of 1997 totaled $87 million and $93 million, respectively.

In the U.S. downstream, weak West Coast margins caused lower earnings in the second quarter and first half of 1997. West Coast product prices were higher in 1996 from shortages caused by regional refining problems and new California gasoline formulation requirements. Throughout the first half of 1997 branded gasoline sales volumes increased; however, surplus supplies led to a squeeze on West Coast gasoline margins. Additionally, while refinery operations improved this year, refinery upsets in late 1996 and early 1997 caused higher repair costs and lower product yields in the first quarter of 1997. Lower crude oil trading margins, cleanup costs associated with the Lake Barre, Louisiana pipeline break and the absence of earnings from a PO/MTBE business sold on March 1, 1997, also lowered 1997 results. Partially offsetting these negative factors were improved Gulf Coast sour crude cracking margins.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the second quarter of 1997 were $132 million, as compared with $304 million for the second quarter of 1996. For the first six months of 1997 and 1996, earnings were $236 million and $396 million, respectively. Results for 1996 included a first quarter special gain of $224 million for Caltex' sale of its interest in a Japanese affiliate, including the tax on the portion of the sale proceeds distributed to the shareholders. Excluding the special gain, results for the second quarter and first six months of 1996 totaled $80 million and $172 million, respectively.

In the international downstream, both second quarter and first half 1997 operating earnings before special items were higher. Improved refining margins in the U.K. and Panama drove earnings upward this year. In addition, expense control at all refineries coupled with improved marketing margins and increased sales volumes in Latin America and the U.K. contributed to the higher earnings. Competitive pressures in the Norwegian marketplace led to lower results in Scandinavia.

Lower results in the Caltex area of operations partially offset the improved earnings in Latin America and Europe. Higher operating earnings in Korea were more than offset by currency impacts attributable to the South African Rand, and operational difficulties at the Thailand refinery that adversely affected product yields.

NONPETROLEUM

Nonpetroleum earnings for the second quarter of 1997 were $1 million, as compared with $3 million for the second quarter of 1996. For the first six months of 1997 and 1996, earnings were $13 million and $5 million, respectively.

                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the second quarter of 1997 were $91 million, as compared with charges of $108 million for the second quarter of 1996. Corporate and nonoperating earnings for the first six months of 1997 were $300 million, as compared with charges of $217 million for the first six months of 1996. Results for the first six months of 1997 included a first quarter special benefit of $488 million associated with the "Aramco Advantage" U.S. tax case. Excluding this benefit, corporate and nonoperating charges totaled $188 million for the first six months of 1997.

Reduced interest expense due to lower debt levels and slightly lower interest rates led to a comparative improvement in second quarter and first half 1997 results. Additionally, these results included higher gains on sales of marketable securities held for investment by insurance operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Texaco's cash, cash equivalents and short-term investments totaled $610 million at June 30, 1997, as compared with $552 million at year-end 1996. Cash provided by operating activities of $1.5 billion for the first six months of 1997, supplemented by proceeds of $742 million from the sale of nonstrategic assets, exceeded outlays of $1.5 billion relative to the company's capital and exploratory program, $509 million for payment of dividends to common, preferred and minority interest shareholders and $80 million for the reduction of debt and purchases of common stock.

At June 30, 1997, Texaco's ratio of total debt to total borrowed and invested capital was 31.5%, as compared with 33.6% at year-end 1996. This improvement reflected strong operating results, the favorable resolution of the "Aramco Advantage" case and a reduction in debt to $5.5 billion from $5.6 billion at year-end 1996. At June 30, 1997, Texaco's long-term debt included $968 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. The company maintained a revolving credit facility with commitments of $1.5 billion, which was unused at both June 30, 1997 and at year-end 1996.

During the first quarter of 1997, the company issued $150 million of 7.09% Noncallable Notes Due 2007. Proceeds from this offering were used for working capital, retirement of existing debt and other general corporate purposes.

As of June 30, 1997, $199 million has been expended under the $500 million common stock repurchase program announced in 1995, of which $36 million was expended during the first six months of 1997. The company will continue repurchasing shares from time to time based on market conditions.

During the first six months of 1997, the company completed various sales, as follows:

       o In March, Texaco exercised an option to terminate a lease arrangement and obtained ownership of the assets used in its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business. Concurrent with this transaction, Texaco sold the PO/MTBE business to a Huntsman Corporation affiliate for cash and preferred stock. The cash proceeds of $512 million were used to substantially offset the cost of exercising the option. The preferred stock, with a stated value of $65 million, is mandatorily redeemable in eleven years.

       o During April, the company finalized the sale of a 15% interest in its U.K. North Sea Captain Field to an affiliate of Korea Petroleum Development Corporation for approximately $210 million. Of this total amount, $20 million was received during the first quarter of 1996.

       o In  April,  the  company  sold   its  interests  in  certain  producing
         operations in Canada for approximately $80 million.

       o In May, the company completed the previously announced sale of its credit card services unit, including its portfolio of proprietary credit card accounts receivable, to Associates First Capital Corporation, an indirect majority-owned subsidiary of the Ford Motor Company. As a result of this sale, Texaco received cash proceeds of approximately $300 million for its proprietary credit card accounts receivable and associated processing assets.

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

On July 25, 1997, Texaco's Board of Directors approved a two-for-one split of the company's common stock effected in the form of a 100% stock dividend. The additional shares will be distributed on September 29, 1997, to shareholders of record on September 11, 1997. The company also announced an increase in its quarterly dividend on its common stock to 90 cents per share from 85 cents per share, on a pre-split basis, representing an increase of 5.9 percent. This quarterly cash dividend will be payable on September 10, 1997 to shareholders of record on August 5, 1997.

On August 5, 1997, the company issued $200 million of 3.50% Cash-Settled Convertible Notes Due 2004. Concurrently with the issuance of these Notes, the company entered into an arrangement that effectively converts its interest cost relative to these Notes into a LIBOR-based floating rate and fixes Texaco's cost of future conversions at the face amount of the Notes. Proceeds from this offering will be used for working capital, retirement of existing debt and other general purposes. On August 12, 1997 Texaco repurchased certain equipment leasehold interests in conjunction with a sale/leaseback arrangement for somewhat less than the proceeds received. Through June 30, 1997, Texaco had received $509 million and an additional $20 million in July, 1997 for those leasehold interests.

The company considers it financial position sufficient to meet its anticipated future financial requirements.

EMPLOYEE SEVERANCE PROGRAM
--------------------------

On October 30, 1996, Texaco announced a companywide realignment designed to enhance the company's ability to grow existing and new businesses. This realignment, coupled with other organizational enhancements such as the consolidation of operations, is designed to stimulate growth and improve efficiencies in both support and operating functions. However, it is expected that some overlapping activities will be eliminated resulting in the reduction of some 750 employees worldwide by the end of 1997. An after-tax provision of $56 million was recorded in the fourth quarter of 1996 to cover the costs of employee separations, including employees of affiliates. Through June 30, 1997, approximately 750 employees have been terminated with a related commitment to severance payments of $30 million after-tax. Of this commitment, payments of $18 million have been made and charged against the reserve as of June 30, 1997. The remaining reserve balance will be used for ongoing employee separation benefits relating principally to affiliates, for which Texaco is responsible.

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

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures, including equity in such expenditures of affiliates, were $1,798 million for the first half of 1997, as compared with $1,437 million for the same period of 1996. Expenditures for the second quarter of 1997 amounted to $999 million versus $796 million for the second quarter of 1996.

Texaco's continued focus on high impact projects in the U.S. upstream, both onshore and offshore, generated increased exploration and development expenditures in the first half of 1997. In the deepwater Gulf of Mexico, platform construction and development drilling continued in the Arnold and Petronius fields while delineation drilling is underway in the Fuji and Gemini prospects. Aggressive drilling and development programs in the traditional offshore shelf area and onshore, as well as enhanced oil recovery efforts in California, also increased investments. Construction continued during the second quarter on a jointly owned natural gas pipeline and processing complex in the Gulf Coast area. There was, however, reduced spending this year on lease acquisitions compared to significant expenditures in 1996.

Internationally, upstream investments for the first half of 1997 exceeded the aggressive activity level of 1996. Higher expenditures reflected development work in the U.K. North Sea, principally for continuing activities in the Mariner and Galley fields. Exploration and development activities continued in China and Indonesia.

Downstream expenditures in the U.S. declined slightly in 1997. While spending for refinery upgrades and marketing investment decreased, construction continued on a major crude oil pipeline that will service new deepwater and subsalt production in the Gulf of Mexico.

Internationally, downstream spending increased due to marketing investments and initiatives in the Asia-Pacific area by Texaco's affiliate, Caltex Petroleum Corporation, principally in Hong Kong. Texaco also continued to invest in selected Latin American growth markets.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Form 10-Q for the quarterly period ended March 31, 1997 and to Item 3 of Texaco Inc.'s 1996 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of the Stockholders of Texaco Inc. was held on May 13, 1997, for the purpose of (1) electing four directors, (2) approving the appointment of auditors for the year 1997, (3) amending the Certificate of Incorporation to increase the number of authorized shares and reduce the par value, (4) approving the Incentive Compensation Program of 1997 and (5) acting on three stockholder proposals concerning the establishment of a shareholders' advisory committee, classification of the Board of Directors and diversity on the Board of Directors. The following summarizes the stockholder voting results:

Stockholders elected Dr. Franklyn G. Jenifer and Messrs. Willard C. Butcher, Edmund M. Carpenter and Thomas A. Vanderslice, each for a three-year term expiring at the 2000 Annual Meeting. The vote tabulation for each individual director was as follows:

                  Director                         Shares Voted for         % of Vote         Shares Withheld
                  --------                         ----------------         ---------         ---------------
                  Willard C. Butcher                  231,977,862             97.9               5,005,642
                  Edmund M. Carpenter                 232,455,636             98.1               4,527,868
                  Franklyn G. Jenifer                 232,168,142             98.0               4,815,362
                  Thomas A. Vanderslice               232,359,728             98.0               4,623,776

Directors continuing in office were Dr. John Brademas, Mrs. Robin B. Smith, and Messrs. Peter I. Bijur, Michael C. Hawley, Allen J. Krowe, Thomas S. Murphy, Charles H. Price II, William C. Steere and William Wrigley. Mr. Krowe, upon reaching the company's mandatory retirement age, retired from the company effective July 1, 1997 and resigned from the Board of Directors also effective July 1, 1997.

The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 1997 was approved. Of those shares voted, 234,279,670 shares, or 99.3% voted in favor, 1,796,133 shares, or .7% voted against, and 934,700 shares abstained.

The proposal to amend the Certificate of Incorporation as set forth in Item 3 of the 1997 Proxy Statement, was approved. Of those shares voted, 217,469,056 shares, or 92.5% voted in favor, 17,656,932 shares, or 7.5% voted against, and 1,857,511 shares abstained.

The proposal to approve the Incentive Compensation Program of 1997 was approved. Of those shares voted, 173,228,950 shares, or 83.4% voted in favor, 34,517,604 shares, or 16.6% voted against and 2,763,394 shares abstained.

Stockholders rejected the three stockholder proposals. The proposal relating to the establishment of a shareholders' advisory committee, as set forth in Item 5 of the 1997 Proxy Statement, was rejected by a vote of 195,647,188 shares, or 95.4%, against. Shares voting for the proposal totaled 9,439,366 shares, or 4.6%, and 5,423,800 shares abstained.

The proposal relating to the classification of the Board of Directors, as set forth in Item 6 of the 1997 Proxy Statement, was rejected by a vote of 111,287,711 shares, or 53.7%, against. Shares voting for the proposal totaled 96,017,962 shares, or 46.3%, and 3,264,677 shares abstained.

The proposal  relating to diversity on the Board of  Directors,  as set forth in
Item 7 of the 1997 Proxy Statement, was rejected by a vote of 182,925,982 shares, or 89.3%, against. Shares voting for the proposal totaled 21,940,019 shares, or 10.7%, and 5,643,949 shares abstained.

Item 5. Other Information
-------------------------

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                          1997          1996           1997          1996
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                  $  500         $  510        $  189         $  243
         International                                                     396            233           240            103
                                                                        ------         ------        ------         ------
           Total                                                           896            743           429            346
                                                                        ------         ------        ------         ------
      Manufacturing, marketing and distribution
         United States                                                     106            148           100            144
         International                                                     236            396           132            304
                                                                        ------         ------        ------         ------
           Total                                                           342            544           232            448
                                                                        ------         ------        ------         ------

           Total petroleum and natural gas                               1,238          1,287           661            794

   Nonpetroleum                                                             13              5             1              3
                                                                        ------         ------        ------         ------
           Total operating earnings                                      1,251          1,292           662            797

Corporate/Nonoperating                                                     300          (217)           (91)          (108)
                                                                        ------         ------        ------         ------

           Total net income                                             $1,551         $1,075        $  571         $  689
                                                                        ======         ======        ======         ======


CAPITAL AND EXPLORATORY EXPENDITURES -
--------------------------------------
     INCLUDING EQUITY IN AFFILIATES
     ------------------------------
   Exploration and production
         United States                                                  $  781         $  621        $  429         $  355
         International                                                     546            450           264            243
                                                                        ------         ------        ------         ------
           Total                                                         1,327          1,071           693            598
                                                                        ------         ------        ------         ------
   Manufacturing, marketing and distribution
         United States                                                     152            156            92             79
         International                                                     308            201           207            114
                                                                        ------         ------        ------         ------
           Total                                                           460            357           299            193
                                                                        ------         ------        ------         ------

   Other                                                                    11              9             7              5
                                                                        ------         ------        ------         ------
           Total, including equity in affiliates                        $1,798         $1,437        $  999         $  796
                                                                        ======         ======        ======         ======

   Texaco Inc. and subsidiary companies
   Exploratory expenses included above:
         United States                                                  $   76         $   67        $   34         $   44
         International                                                     116             92            59             46
                                                                        ------         ------        ------         ------
           Total                                                        $  192         $  159        $   93         $   90
                                                                        ======         ======        ======         ======

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         --------------------         --------------------
                                                                         1997            1996         1997            1996
                                                                         ----            ----         ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------
Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             385            387           385            391
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,666          1,666         1,677          1,685
                                                                        ------         ------        ------         ------
     Total net production (000 BOEPD)                                      663            665           665            672

     Natural  gas sales (000 MCFPD)                                      3,700          3,120         3,561          3,007
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                         188            216           172            188

     Average U.S. crude (per bbl)                                       $18.29         $16.90        $16.95         $17.30
     Average U.S. natural gas (per mcf)                                 $ 2.36         $ 2.11        $ 2.02         $ 2.07
     Average WTI (Spot) (per bbl)                                       $21.38         $20.74        $19.97         $21.73
     Average Kern (Spot) (per bbl)                                      $15.07         $15.18        $14.11         $15.46

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            116            115           118            110
         Indonesia                                                         147            140           153            144
         Partitioned Neutral Zone                                           92             74            94             75
         Other                                                              67             60            68             60
                                                                        ------         ------        ------         ------
              Total                                                        422            389           433            389
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            207            192           172            180
         Colombia                                                          156            113           173            111
         Other                                                              93             60            83             66
                                                                        ------         ------        ------         ------
              Total                                                        456            365           428            357

     Total net production (000 BOEPD)                                      498            450           504            449

     Natural gas sales (000 MCFPD)                                         574            459           528            442
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                          93            106           104             95

     Average International crude (per bbl)                              $18.22         $18.25        $16.91         $18.41
     Average U.K. natural gas (per mcf)                                 $ 2.73         $ 2.56        $ 2.59         $ 2.48
     Average Colombia natural gas (per mcf)                             $ 1.09         $  .93        $ 1.12         $  .92


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         1997           1996          1997            1996
                                                                         ----           ----          ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Subsidiary                                                        413            399           418            403
         Affiliate - Star Enterprise                                       332            317           328            318
                                                                         -----          -----         -----          -----
              Total                                                        745            716           746            721

     Refined product sales (000 BPD)
         Gasolines                                                         505            491           512            507
         Avjets                                                             92            129            94            127
         Middle Distillates                                                215            212           216            205
         Residuals                                                          72             62            59             62
         Other                                                             119            133           117            133
                                                                         -----          -----         -----          -----
              Total                                                      1,003          1,027           998          1,034

International
-------------
     Refinery input (000 BPD)
       Europe                                                              341            337            335           340
       Affiliate - Caltex                                                  411            383            414           266
       Latin America/West Africa                                            59             62             55            66
                                                                         -----          -----          -----         -----
         Total                                                             811            782            804           672

     Refined product sales (000 BPD)
       Europe                                                              495            473            494           467
       Affiliate - Caltex                                                  574            626            561           539
       Latin America/West Africa                                           391            391            406           396
       Other                                                                55             74             74            73
                                                                         -----          -----          -----         -----
     Total                                                               1,515          1,564          1,535         1,475



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --      (3) Copy  of  By-Laws  of  Texaco Inc., as amended to and including
                 July 25, 1997.

     --    (4.1) Form  of  First Supplemental Indenture, dated as of January 31,
                 1990, among Texaco Capital Inc., Texaco Inc. and The Chase Manhattan Bank (National Association), as Trustee. (This document was previously filed with the Securities and Exchange Commission, File No. 1-27, as Exhibit 4.1 to Texaco Capital Inc.'s Registration Statement on Form S-3 (Registration Nos. 33-33303 and 33-33303-01) on February 1, 1990, and is being filed herein only for EDGAR purposes.)

     -- (4.1(a)) Form   of   First   Supplement    to  the   First  Supplemental
                 Indenture, dated as of October 11, 1990. (This document was previously filed with the Securities and Exchange Commission, File No. 1-27, as Exhibit 4.1(a) to Texaco Inc.'s Current Report on Form 8-K, dated October 12, 1990 and filed on October 15, 1990, and is being filed herein only for EDGAR purposes.)

     -- (4.1(b)) Form  of  Second   Supplement   to   the   First   Supplemental
                 Indenture, dated as of August 5, 1997, including Forms of the Note representing Texaco Capital Inc.'s $200 million 3.50% Guaranteed Cash-Settled Convertible Notes Due 2004.

     --     (11) Computation  of  Earnings  Per  Share of Common Stock of Texaco
                 Inc. and Subsidiary Companies.

     --     (12) Computation  of Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

     --     (20) Copy  of  Texaco  Inc.'s  Annual  Report  on  Form 10-K for the
                 fiscal year ended December 31, 1996 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1996) and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --     (22) Information  relative  to  the  various  matters submitted to a vote of security holders are described on pages 9 through 27 of the 1997 Proxy Statement of Texaco Inc., relating to the Annual Meeting of Stockholders held on May 13, 1997, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the second quarter of 1997, the Registrant filed a Current Report on Form 8-K for the following events:

     1.   April 22, 1997 (date of earliest event reported: April 21, 1997)

          Item 5. Other Events -- reported that Texaco (1) announced that it had been notified that the U.S. Supreme Court has decided not to review the decisions of the U.S. Court of Appeals for the Fifth Circuit and the U.S. Tax Court in the so-called "Aramco Advantage" case and (2) issued an Earnings Press Release for the first quarter 1997. Texaco appended as exhibits thereto a copy of the Press Release entitled "Texaco Advised Supreme Court Will Let Stand Favorable Decision in `Aramco Advantage' Case," dated April 21, 1997 and "Texaco Reports Significant Increase in Net Income: First Quarter 1997 Earnings Reach $980 Million," dated April 22, 1997, respectively.

     2.   June 19, 1997 (date of earliest event reported: June 17, 1997)

          Item 5. Other Events -- reported that the Registrant's 50-percent owned affiliate, Caltex Petroleum Corporation, received a claim from the U.S. Internal Revenue Service for $292 million in excise taxes, plus interest and penalties.

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




Date:    August 13, 1997
         ---------------