Form 10-Q
period 1997-09-30
TEXACO INC
filed 1997-11-13
CIK 97349

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


For the quarterly period ended September 30, 1997    Commission file number 1-27


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

     As of October 31, 1997, there were outstanding 529,018,839 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
         ---------------------------------------------------------------
                 (Millions of dollars, except per share amounts)

                                                                                             (Unaudited)
                                                                       -------------------------------------------------
                                                                        For the nine months         For the three months
                                                                        ended September 30,          ended September 30,
                                                                        -------------------          -------------------
                                                                         1997           1996          1997           1996

                                                                         ----           ----          ----           ----

         REVENUES
              Sales and services                                       $33,630        $31,777       $10,834        $10,901
              Equity in income of affiliates, interest,
                 asset sales and other                                     988            852           259            196
                                                                       -------        -------       -------        -------
                                                                        34,618         32,629        11,093         11,097
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 26,324         24,526         8,355          8,399
              Operating expenses                                         2,184          2,105           740            721
              Selling, general and administrative expenses               1,219          1,205           427            406
              Maintenance and repairs                                      260            266            89             88
              Exploratory expenses                                         306            243           114             84
              Depreciation, depletion and amortization                   1,145          1,068           388            364
              Interest expense                                             309            328           106            107
              Taxes other than income taxes                                365            361            97            129
              Minority interest                                             54             50            17             17
                                                                       -------        -------       -------        -------
                                                                        32,166         30,152         10,333        10,315
                                                                       -------        -------       -------        -------
         Income before income taxes                                      2,452          2,477           760            782

         Provision for income taxes                                        411            968           270            348
                                                                       -------        -------       -------        -------

         NET INCOME                                                    $ 2,041        $ 1,509        $  490        $   434
                                                                       =======        =======        ======        =======

         Preferred stock dividend requirements                         $   (42)       $   (43)       $  (14)       $   (14)
                                                                       -------        -------       -------        -------

         Net income available for common stock                         $ 1,999        $ 1,466        $  476        $   420
                                                                       =======        =======        ======        =======

         Per common share (dollars)(a)
              Net income                                               $  3.84        $  2.81        $  .91        $   .80

              Cash dividends paid                                      $  1.30        $ 1.225        $  .45        $  .425

         Average number of common shares outstanding
              for computation of earnings per share
              (thousands) (a)                                          520,356        521,451       520,745        521,515




         (a) Reflects two-for-one stock split, effective September 29, 1997.





          See accompanying notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------
                              (Millions of dollars)

                                                                                       September 30,             December 31,
                                                                                           1997                     1996
                                                                                        ------------             ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   451                $   511
      Short-term investments - at fair value                                                      48                     41
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $22 million in 1997 and $34 million in 1996                            3,999                  5,195
      Inventories                                                                              1,537                  1,460
      Deferred income taxes and other current assets                                             283                    458
                                                                                             -------                -------
           Total current assets                                                                6,318                  7,665

   Investments and Advances                                                                    5,439                  4,996

   Properties, Plant and Equipment - at cost                                                  35,291                 33,988
   Less - accumulated depreciation, depletion and amortization                                21,198                 20,577
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,093                 13,411

   Deferred Charges                                                                              965                    891
                                                                                             -------                -------

           Total                                                                             $26,815                $26,963
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   521                $   465
      Accounts payable and accrued liabilities
         Trade liabilities                                                                     2,527                  3,472
         Accrued liabilities                                                                   1,291                  1,333
      Estimated income and other taxes                                                         1,205                    914
                                                                                             -------                -------
           Total current liabilities                                                           5,544                  6,184

   Long-Term Debt and Capital Lease Obligations                                                5,116                  5,125
   Deferred Income Taxes                                                                         808                    795
   Employee Retirement Benefits                                                                1,208                  1,236
   Deferred Credits and Other Noncurrent Liabilities                                           1,873                  2,593
   Minority Interest in Subsidiary Companies                                                     649                    658
                                                                                             -------                -------
           Total                                                                              15,198                 16,591
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           459                    474
      Unearned employee compensation and benefit plan trust                                     (376)                  (378)
      Common stock (authorized: 700,000,000 shares, $3.125 par
           value; 548,586,834 shares issued - See Note 5)                                      1,714                  1,714
      Paid-in capital in excess of par value                                                     616                    630
      Retained earnings                                                                        9,628                  8,292
      Currency translation adjustment                                                           (102)                   (65)
      Unrealized net gain on investments                                                          40                     33
                                                                                             -------                -------
                                                                                              12,279                 11,000
      Less - Common stock held in treasury, at cost                                              662                    628
                                                                                             -------                -------
         Total stockholders' equity                                                           11,617                 10,372
                                                                                             -------                -------

           Total                                                                             $26,815                $26,963
                                                                                             =======                =======


          See accompanying notes to consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Millions of dollars)

                                                                                                   (Unaudited)
                                                                                              -----------------------
                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                              -----------------------
                                                                                              1997               1996
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                                $2,041            $1,509
    Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                             1,145             1,068
         Deferred income taxes                                                                  196               108
         Exploratory expenses                                                                   306               243
         Minority interest in net income                                                         54                50
         Dividends from affiliates, greater than (less than)
            equity in income                                                                   (272)              141
         Gains on asset sales                                                                  (295)              (49)
         Changes in operating working capital                                                    15                36
         Other - net                                                                           (144)              (55)
                                                                                             ------            ------
            Net cash provided by operating activities                                         3,046             3,051

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (2,506)           (2,001)
   Proceeds from sale of discontinued operations, net of
      cash and cash equivalents sold                                                            --                344
   Proceeds from sales of assets                                                                756                99
   Sales (purchases) of leasehold interests                                                    (503)              231
   Purchases of investment instruments                                                         (910)           (1,390)
   Sales/maturities of investment instruments                                                   913             1,436
   Other - net                                                                                  (57)               21
                                                                                             ------            ------
            Net cash used in investing activities                                            (2,307)           (1,260)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               427               125
         Repayments                                                                            (216)             (250)
   Net decrease in other borrowings                                                            (156)             (481)
   Purchases of common stock                                                                    (74)              (59)
   Dividends paid to the company's stockholders
      Common                                                                                   (676)             (638)
      Preferred                                                                                 (32)              (34)
   Dividends paid to minority shareholders                                                      (64)              (49)
                                                                                             ------            ------
      Net cash used in financing activities                                                    (791)           (1,386)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                               (8)               (3)
                                                                                             ------            ------
   Increase (decrease) during period                                                            (60)              402
   Beginning of year                                                                            511               501
                                                                                             ------            ------
   End of period                                                                             $  451            $  903
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

 Discontinued operations had no significant impact on the 1996 results.




Note 2. Inventories
-------------------

The inventories of Texaco Inc. and consolidated subsidiary companies were as follows:


                                                                                                 As of
                                                                               ---------------------------------------
                                                                               September 30,              December 31,
                                                                                   1997                       1996
                                                                               ------------               ------------
                                                                                (Unaudited)
                                                                                         (Millions of dollars)

     Crude oil                                                                   $  378                     $  296

     Petroleum products and petrochemicals                                          891                        904

     Other merchandise                                                               46                         58

     Materials and supplies                                                         222                        202
                                                                                 ------                     ------

          Total                                                                  $1,537                     $1,460
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

With respect to the U.S. Internal Revenue Service (IRS) claims discussed in Note 16, page 67, of Texaco Inc.'s 1996 Annual Report to Stockholders, on April 21, 1997, the U.S. Supreme Court decided not to review the decisions of the U.S. Court of Appeals for the Fifth Circuit and the U.S. Tax Court in the so-called "Aramco Advantage" case. As a result of this decision by the Supreme Court, Texaco recognized an after-tax earnings benefit of $488 million in the first quarter 1997, representing the refund of the balance of deposits made to the IRS in previous years for potential tax claims and accrued interest. In August 1997, Texaco received approximately $770 million, which represents substantially all amounts recoverable by the company.

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




Note 4. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below and is reflected on a 100% Caltex Group basis:


                                                                       For the nine months      For the three months
                                                                       ended September 30,       ended September 30,
                                                                       -------------------       -------------------
                                                                        1997       1996          1997       1996
                                                                        ----       ----          ----       ----
                                                                                    (Millions of dollars)

                  Gross revenues                                      $13,217    $13,385        $ 4,090    $ 4,225

                  Income before income taxes                          $   859    $ 1,945        $   220    $   221

                  Net income                                          $   556    $ 1,082        $   170    $    93



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

Note 5.  Stockholders' Equity
-----------------------------

On July 25, 1997, the company's Board of Directors approved a two-for-one split of the company's common stock, effective September 29, 1997. All data presented in this Form 10-Q reflect the impact of the stock split.

The Board's action followed the approval by shareholders at the company's 1997 Annual Meeting to increase the number of authorized common shares to 700,000,000 and halve the par value to $3.125 per share.


Note 6.  Subsequent Event - Acquisition of Monterey Resources, Inc.
-------------------------------------------------------------------

On November 4, 1997, the shareholders of Monterey Resources, Inc. approved the merger of Monterey with Texaco, in a transaction valued at $1.4 billion. Under the terms of the merger, Monterey shareholders received 0.3471 shares of Texaco common stock for each share of Monterey common stock. As a result, Texaco issued approximately 19 million additional shares of Texaco common stock. In addition, Texaco assumed Monterey's existing debt of approximately $300 million.

The merger will be recorded by Texaco as a purchase business combination for accounting and financial reporting purposes. The pro forma effect of the merger on revenues, consolidated net income and net income per share of Texaco common stock for nine months, 1997 and prior periods is not material.



                              * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the nine-month and three-month periods ended September 30, 1997 and 1996, Texaco's accounting policies have been applied on a basis consistent with the application of such policies in Texaco's financial statements issued in its 1996 Annual Report to Stockholders. In the opinion of Texaco, all adjustments and disclosures necessary to present fairly the results of operations for such periods have been made. These adjustments are of a normal recurring nature. The information is subject to year-end audit by independent public accountants. Texaco makes no forecasts or representations with respect to the level of net income for the year 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

Total worldwide net income for Texaco Inc. and subsidiary companies for the third quarter of 1997 was $490 million, or $.91 per share, as compared with $434 million, or $.80 per share, for the third quarter of 1996. Total net income for the first nine months of 1997 was $2,041 million, or $3.84 per share, as compared with $1,509 million, or $2.81 per share, for the first nine months of 1996. Per share amounts reflect the two-for-one stock split, effective September 29, 1997. Both nine month periods included special items.

For the first nine months of 1997, net income before special items was $1,422 million, or $2.65 per share, as compared with $1,285 million, or $2.38 per share, for the first nine months of 1996.

Significantly improved downstream results and upstream production gains were key contributors to strong third quarter 1997 earnings. During the third quarter of 1997:

     o  Net income rose 13 percent to $490 million.
     o  Worldwide production rose three percent.
     o  Branded gasoline sales in the U.S. increased six percent.
     o  Quarterly dividend increased six percent to $.45 per share.
     o Year-to-date capital and exploratory expenditures grew 34 percent to $3.0 billion.

The solid third quarter performance reflects the momentum that Texaco is building. Downstream earnings significantly improved in the third quarter this year. Increased refinery throughput and higher gasoline sales volumes complemented higher margins. Upstream earnings for the third quarter were below last year due to the impacts of lower crude prices and higher exploratory activities. However, these factors were partially offset by higher production in the Partitioned Neutral Zone, the addition of production from the U.K. Captain field and higher U.S. natural gas prices.

Two major upstream initiatives announced during the third quarter demonstrate Texaco's commitment to enhance shareholder value. Texaco continues its efforts to strengthen its competitive position in the global energy market. Texaco acquired a 20 percent interest in the giant Karachaganak field in Kazakstan and on November 4, 1997, completed the merger with the California heavy oil producer, Monterey Resources, Inc. Each will add significantly to the company's growing worldwide production and reserve base. The two-for-one stock split and the six percent quarterly common stock dividend increase are further evidence of Texaco's continued confidence in its ability to grow earnings and cash flow.

Results for 1997 and 1996 are summarized in the following table. Details on special items are included in the functional analysis which follows this table.


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                          1997          1996           1997          1996
                                                                          ----          ----           ----          ----
                                                                                       (Millions of Dollars)

Net income before special items                                         $1,422         $1,285        $  490        $  434
                                                                        ------         ------        ------        ------
Gains on major asset sales                                                 174            224             -             -
Financial reserves for various issues                                      (43)             -             -             -
U.S. tax issue                                                             488              -             -             -
                                                                        ------         ------        ------        ------
                                                                           619            224             -             -
                                                                        ------         ------        ------        ------
Total net income                                                        $2,041         $1,509        $  490        $  434
                                                                        ======         ======        ======        ======




                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the third quarter of 1997 were $232 million, as compared with $262 million for the third quarter of 1996. For the nine month periods of 1997 and 1996, earnings were $732 million and $772 million, respectively. Results for 1997 included a second quarter special charge of $43 million for the establishment of financial reserves for royalty and severance tax issues. Excluding the special charge, results for the nine months of 1997 totaled $775 million.

In the U.S. upstream, third quarter 1997 earnings were below last year's level as the benefits of higher natural gas prices could not offset lower crude oil prices and higher operating expenses associated with increased activities. Average realized crude oil and natural gas prices for the third quarter of 1997 were $16.56 per barrel and $2.13 per thousand cubic feet (MCF); $1.37 per barrel lower and $.11 per MCF higher than 1996. Ample worldwide supply levels led to the weaker crude oil prices.

Earnings before special items for nine months of 1997 were slightly above 1996. Higher realized commodity prices offset lower gas trading results and higher expenses associated with increased operating and exploratory activities. Average realized crude oil and natural gas prices for nine months of 1997 were $17.71 per barrel and $2.28 per MCF; $.47 per barrel and $.20 per MCF higher than 1996. Production gains from new and existing fields, particularly in the Gulf of Mexico and Louisiana, offset declines from maturing fields.

         International

Exploration and production earnings outside the U.S. for the third quarter of 1997 were $103 million, as compared with $132 million for the third quarter of 1996. For the nine month periods of 1997 and 1996, earnings were $499 million and $365 million, respectively. Results for 1997 included second quarter special gains of $161 million from the sales of a 15 percent interest in the Captain Field in the U.K. North Sea, an interest in Canadian gas properties and an interest in an Australian pipeline system. Excluding these special gains, results for the nine month period of 1997 totaled $338 million.

In the international upstream, third quarter and nine months 1997 earnings before special items were below 1996 levels. Improved production only partly offset the cost of Texaco's expanded exploration programs, lower gas trading results in the U.K. and lower crude prices. Average realized crude oil prices were $16.88 per barrel for the third quarter and $17.79 per barrel for the nine months 1997; $2.55 and $.85 per barrel below 1996 prices.

Production in 1997 increased 10 percent over last year. New production from the Captain field in the U.K. North Sea and record production in the Partitioned Neutral Zone contributed to the increase. Also, new activities coming onstream late in 1996 in the Bagre field offshore Angola and in the Danish North Sea led to higher liquids production this year. Natural gas production in 1997 benefited from a full nine months of operations at the Dolphin field in Trinidad and from the Chuchupa "B" field in Colombia.

Results for the third quarter and nine months of 1997 included noncash currency benefits of $13 million and $26 million, respectively, due to the weakening of the Pound Sterling versus the U.S. dollar relating to deferred income taxes, compared to minimal charges in 1996.

     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the third quarter of 1997 were $132 million, as compared with $94 million for the third quarter of 1996. For the nine month periods of 1997 and 1996, earnings were $238 million and $242 million, respectively. Results for 1997 included a second quarter special gain of $13 million from the sale of credit card operations. Excluding the special gain, results for the nine months of 1997 were $225 million.

In the U.S. downstream, strong gasoline demand bolstered third quarter 1997 margins. Gulf Coast sour crude cracking margins also were higher in the third quarter of 1997, maintaining the strength shown throughout the year. Improved refinery operations and higher gasoline sales volumes also benefited 1997 results.

During the first nine months of 1997, Gulf Coast sour crude cracking margins were higher than last year. However, weaker West Coast margins in the first half of the year contributed to the lower earnings for the nine months of 1997 versus the same period in 1996. Last year, regional refining problems and new California gasoline formulation requirements caused a supply disruption resulting in margin increases that peaked in the second quarter of 1996. In 1997, competitive pressures and increased costs dampened West Coast margins; however, third quarter margin increases resulted in a modest recovery. Additionally, the impact of refinery fires late in 1996 and early 1997 at the Los Angeles, California refinery resulted in property damage and processing unit downtime in the first quarter of 1997. Lower crude oil trading margins and clean-up costs from the May pipeline break in Lake Barre, Louisiana also contributed to the decline in 1997 earnings.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the third quarter of 1997 were $134 million, as compared with $37 million for the third quarter of 1996. For the nine month periods of 1997 and 1996, earnings were $370 million and $433 million, respectively. Results for 1996 included a second quarter special gain of $224 million for Caltex' sale of its interest in a Japanese affiliate, including the tax portion of the sales proceeds distributed to the shareholders. Excluding the special gain, results for the nine months of 1996 totaled $209 million.

In the international downstream, the strong 1997 earnings before special items reflected higher manufacturing and marketing results. The refining segment experienced improved margins and lower expenses. Improved U.K. marketing results reflected a recovery from significantly depressed 1996 margins. Increased sales volumes and stronger marketing margins in Latin America also contributed to the higher earnings. Lower results in Scandinavia, primarily from competitive pressures in the Norwegian marketplace, partly offset these improvements.

In the Caltex area of operations, third quarter and nine months 1997 benefited from higher earnings in Korea through improved petrochemical results, refining margins and higher refined product sales. Currency devaluations, notably in Thailand, Malaysia and the Philippines, have caused an erosion in third quarter marketing margins due to the inability to fully recover feedstock costs. Prices are being raised to restore margins as quickly as market forces and regulations permit. In the third quarter, favorable balance sheet currency translations caused by the devaluations more than offset related product margin declines.

NONPETROLEUM

Nonpetroleum earnings for the third quarter of 1997 were $3 million, as compared with $6 million for the third quarter of 1996. For the nine month periods of 1997 and 1996, earnings were $16 million and $11 million, respectively.


                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the third quarter of 1997 were $114 million, as compared with charges of $97 million for the third quarter of 1996. Corporate and nonoperating earnings for the nine months of 1997 were $186 million, as compared with charges of $314 million for the nine months of 1996. Results for 1997 included a first quarter special benefit of $488 million associated with the "Aramco Advantage" U.S. tax case. Excluding this benefit, corporate and nonoperating charges totaled $302 million for the nine months of 1997.

During the third quarter 1997, corporate expenses increased with the introduction of a new advertising campaign. Comparative nine months 1997 results benefited from reduced interest expense due to lower debt levels and slightly lower interest rates. Additionally, 1997 included higher gains on sales of marketable securities held for investment by insurance operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Texaco's cash, cash equivalents and short-term investments were $499 million at September 30, 1997, as compared with $552 million at year-end 1996. Cash from operations totaled $3.05 billion and included the receipt of the IRS refund.

During 1997, cash from operations, together with proceeds from the sale of nonstrategic assets of $756 million, exceeded outlays for Texaco's significantly higher capital and exploratory program of $2.5 billion and the payment of common, preferred and minority interest dividends of $772 million.

At September 30, 1997, Texaco's ratio of total debt to total borrowed and invested capital was 31.5%, as compared with 33.6% at year-end 1996. At September 30, 1997, Texaco's long-term debt included $1,056 million of debt scheduled to mature within one year, which the company has both the intent and the ability to refinance on a long-term basis. The company maintained a revolving credit facility with commitments of $1.5 billion, which was unused at both September 30, 1997 and at year-end 1996.

The company issued $150 million of 7.09% Noncallable Notes Due 2007 in the first quarter and $200 million of 3.50% Cash-Settled Convertible Notes Due 2004 in the third quarter. Concurrently with the issuance of the Cash-Settled Convertible Notes, the company entered into an arrangement that converts its interest cost into a LIBOR-based floating rate and limits Texaco's cost of conversion to the face amount of these Notes. Proceeds from these offerings were used for working capital, retirement of existing debt and other general corporate purposes.

During the first nine months of 1997, the company purchased $74 million of common stock under the $500 million common stock repurchase program announced in 1995. This brings total purchases under this program to $237 million. The company will continue repurchasing shares from time to time based on market conditions.

During the first nine months of 1997, the company completed the following sales:

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

       o During April, the company sold a 15% interest in its U.K. North Sea Captain Field to an affiliate of Korea Petroleum Development Corporation for approximately $210 million. Of this total amount, $20 million was received during the first quarter of 1996.

       o In  April,  the  company  sold  its  interests  in  certain   producing
         operations in Canada for approximately $80 million.

       o In May, the company sold its credit card services  unit,  including its
         portfolio  of  proprietary   credit  card  accounts   receivable,   for
         approximately $300 million.

On August 12, 1997, Texaco repurchased certain equipment leasehold interests in conjunction with a sale/leaseback arrangement for $522 million, which was less than the sales proceeds previously received.

On July 25, 1997, Texaco's Board of Directors approved a two-for-one split of the company's common stock, effective September 29, 1997. The company also increased its quarterly dividend on its common stock to 45 cents per share from
42.5 cents per share, on a split basis, representing an increase of 5.9 percent.

On November 4, 1997, the shareholders of Monterey Resources, Inc. approved the merger of Monterey with Texaco. (See Note 6, Subsequent Event - Acquisition of Monterey Resources, Inc. for additional information on this transaction.) As a result of the merger, Texaco issued approximately 19 million additional shares of Texaco common stock and assumed Monterey's existing debt of approximately $300 million.

The company considers its financial position sufficient to meet its anticipated future financial requirements.


EMPLOYEE SEVERANCE PROGRAM
--------------------------

On October 30, 1996, Texaco announced a companywide realignment and consolidation of its operations designed to enhance the company's ability to grow existing and new businesses. An after-tax provision of $56 million was recorded in the fourth quarter of 1996 to cover the costs of employee separations, including employees of affiliates. Through September 30, 1997, approximately 870 employees have been terminated with a related commitment to severance payments of $39 million after-tax. Of this commitment, payments of $30 million have been made and charged against the reserve. The remaining reserve balance will be used for ongoing employee separation benefits relating principally to affiliates, for which Texaco is responsible.


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


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures, including equity in such expenditures of affiliates, were $3,023 million for the first nine months of 1997, as compared to $2,252 million for the same period of 1996.

Increased U.S. exploration and production expenditures in 1997 reflected the continued focus on strategic projects both onshore and offshore, especially in the deepwater Gulf of Mexico. Platform construction and development drilling is underway in the Petronius and Arnold fields while delineation drilling continues in the Fuji and Gemini prospects. Additionally, enhanced oil recovery efforts in California and drilling and development programs in the traditional offshore shelf area and onshore increased investments. Construction continued during the third quarter on a jointly-owned natural gas pipeline and processing complex in the Gulf Coast area.

Internationally, exploration and production expenditures in 1997 were 30 percent higher than last year. During the third quarter 1997, Texaco acquired a 20 percent interest in Kazakstan's giant Karachaganak oil and gas field. One of the largest oil and gas fields in the world, the Karachaganak field holds huge quantities of recoverable reserves. Development work in Indonesia continued, including expenditures for enhanced oil recovery installations. In the U.K., North Sea activities in the Galley and Mariner fields moved forward while work in the Erskine field neared completion with initial production starting in early November, 1997. Exploration activities expanded with significant spending in China, Indonesia and Nigeria.

Downstream expenditures outside the U.S. showed a significant increase in marketing investments for facilities and service station reimaging throughout the Asia-Pacific area by Texaco's affiliate, Caltex Petroleum Corporation. Marketing investments throughout Latin America also increased as compared to 1996.










                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 3 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Forms 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997 and to Item 3 of Texaco Inc.'s 1996 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 5. Other Information
-------------------------

                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                          1997          1996           1997          1996
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                 $   732         $  772        $  232         $  262
         International                                                     499            365           103            132
                                                                        ------         ------        ------        -------
           Total                                                         1,231          1,137           335            394
                                                                        ------         ------        ------        -------
      Manufacturing, marketing and distribution
         United States                                                     238            242           132             94
         International                                                     370            433           134             37
                                                                        ------         ------        ------        -------
           Total                                                           608            675           266            131
                                                                        ------         ------        ------        -------

           Total petroleum and natural gas                               1,839          1,812           601            525

   Nonpetroleum                                                             16             11             3              6
                                                                        ------         ------        ------        -------
           Total operating earnings                                      1,855          1,823           604            531

Corporate/Nonoperating                                                     186           (314)         (114)           (97)
                                                                        ------         ------        ------        -------

           Total net income                                             $2,041         $1,509        $  490         $  434
                                                                        ======         ======        ======        =======

CAPITAL AND EXPLORATORY EXPENDITURES -
--------------------------------------
     INCLUDING EQUITY IN AFFILIATES
     ------------------------------
   Exploration and production
         United States                                                  $1,272        $   894        $  491        $   273
         International                                                     990            762           444            312
                                                                        ------         ------        ------        -------
           Total                                                         2,262          1,656           935            585
                                                                        ------         ------        ------        -------
   Manufacturing, marketing and distribution
         United States                                                     246            234            94             78
         International                                                     486            345           178            144
                                                                        ------         ------        ------        -------
           Total                                                           732            579           272            222
                                                                        ------         ------        ------        -------

   Other                                                                    29             17            18              8
                                                                        ------         ------        ------        -------
           Total, including equity in affiliates                        $3,023         $2,252        $1,225        $   815
                                                                        ======         ======        ======        =======

   Texaco Inc. and subsidiary companies
   Exploratory expenses included above:
         United States                                                 $   122        $   112       $    46       $     45
         International                                                     184            131            68             39
                                                                        ------         ------        ------        -------
           Total                                                       $   306        $   243        $  114       $     84
                                                                       =======        =======        ======       ========

                                                                                             (Unaudited)
                                                                                             -----------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1997            1996         1997            1996
                                                                         ----            ----         ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------
Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             387            388           391            393
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,686          1,680         1,722          1,708
     Total net production (000 BOEPD)                                      668            668           678            678

     Natural  gas sales (000 MCFPD)                                      3,570          3,100         3,312          3,059
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                         189            208           189            191

     Average U.S. crude (per bbl)                                       $17.71         $17.24        $16.56         $17.93
     Average U.S. natural gas (per mcf)                                 $ 2.28         $ 2.08        $ 2.13         $ 2.02
     Average WTI (Spot) (per bbl)                                       $20.83         $21.30        $19.78         $22.41
     Average Kern (Spot) (per bbl)                                      $14.81         $14.92        $14.30         $14.41

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            116            115           118            115
         Indonesia                                                         148            143           150            146
         Partitioned Neutral Zone                                           94             75            97             79
         Other                                                              67             62            64             65
                                                                        ------         ------        ------         ------
              Total                                                        425            395           429            405
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            197            182           176            162
         Colombia                                                          168            117           190            124
         Other                                                              88             66            79             77
                                                                        ------         ------        ------         ------
              Total                                                        453            365           445            363

     Total net production (000 BOEPD)                                      501            456           503            466

     Natural gas sales (000 MCFPD)                                         562            456           536            450
     Natural gas liquids sales - (including
         purchased LPGs) (000 BPD)                                          98             95           107             74

     Average International crude (per bbl)                              $17.79         $18.64        $16.88         $19.43
     Average U.K. natural gas (per mcf)                                 $ 2.68         $ 2.56        $ 2.55         $ 2.55
     Average Colombia natural gas (per mcf)                             $ 1.04         $  .94        $  .95         $  .97



                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1997           1996          1997            1996
                                                                         ----           ----          ----            ----
OPERATING DATA - INCLUDING INTERESTS
------------------------------------
     IN AFFILIATES
     -------------

Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Subsidiary                                                        415            405           420            417
         Affiliate - Star Enterprise                                       334            320           339            325
                                                                         -----          -----         -----          -----
              Total                                                        749            725           759            742

     Refined product sales (000 BPD)
         Gasolines                                                         511            499           525            515
         Avjets                                                             95            127           103            122
         Middle Distillates                                                217            214           222            217
         Residuals                                                          82             65           102             70
         Other                                                             115            133           109            132
                                                                         -----          -----         -----          -----
              Total                                                      1,020          1,038         1,061          1,056

International
-------------
     Refinery input (000 BPD)
     Europe                                                                337            336           329            334
     Affiliate - Caltex                                                    400            368           379            340
     Latin America/West Africa                                              59             64            60             68
                                                                         -----          -----         -----          -----
         Total                                                             796            768           768            742

     Refined product sales (000 BPD)
     Europe                                                                496            481           508            496
     Affiliate - Caltex                                                    564            602           545            555
     Latin America/West Africa                                             408            397           440            408
     Other                                                                  62             61            66             39
                                                                         -----          -----         -----          -----
         Total                                                           1,530          1,541         1,559          1,498


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --   (11) Computation of Earnings Per Share  of Common Stock of Texaco Inc.
               and Subsidiary Companies.

     --   (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on  a
               Total Enterprise Basis.

     --   (20) Copy  of  Texaco  Inc.'s  Annual  Report  on  Form  10-K  for the
               fiscal year ended December 31, 1996 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1996) and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --   (27) Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the third quarter of 1997, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   July 17, 1997 (date of earliest event reported: July 16, 1997)

          Item 5. Other Events -- reported that Texaco, Saudi Aramco and Shell Oil Company signed a memorandum of understanding to combine their Eastern and Gulf Coast U.S. refining and marketing businesses.

     2.   July 22, 1997 (date of earliest event reported: July 22, 1997)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the second quarter 1997.

     3.   July 25, 1997 (date of earliest event reported: July 25, 1997)

          Item 5. Other Events -- reported that Texaco's Board of Directors approved a two-for-one split of Texaco's Common Stock effective September 29, 1997. Also reported that the Board voted to increase the quarterly dividend to 90 cents per share (on a pre-split basis) from 85 cents per share.

     4.   August 19, 1997 (date of earliest event reported: August 18, 1997)

          Item 5. Other  Events -- reported  that Texaco and Monterey Resources,
          Inc.  announced   that  they  had  signed  an  agreement  to  merge in
          a transaction valued at $1.4 billion.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            Texaco Inc.
                                                --------------------------------
                                                           (Registrant)




                                          By:              R.C. Oelkers
                                                --------------------------------
                                                (Vice President and Comptroller)




                                          By:                R.E. Koch
                                                --------------------------------
                                                        (Assistant Secretary)




Date:    November 13, 1997
         -----------------