Form 10-K
period 1997-12-31
TEXACO INC
filed 1998-03-18
CIK 97349

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

For the fiscal year ended December 31, 1997          Commission file number 1-27

                               Texaco Inc .
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

                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:


                                                                                Name of each exchange
           Title of each class                                                   on which registered
           -------------------                                                  ----------------------
        Common Stock, par value $3.125                                          New York Stock Exchange
                                                                                Chicago Stock Exchange
                                                                                The Stock Exchange, London
                                                                                Antwerp and Brussels Exchanges
                                                                                Swiss Stock Exchange
        Rights to Purchase  Series D Junior  Participating  Preferred  Stock    New York Stock Exchange
        Cumulative  Adjustable Rate Monthly Income Preferred Shares,  Series B* New York Stock Exchange
        6 7/8% Cumulative Guaranteed Monthly Income Preferred Shares, Series A* New York Stock Exchange
        8 1/2% Notes, due February 15, 2003**                                   New York Stock Exchange
        8 5/8% Debentures, due June 30, 2010**                                  New York Stock Exchange
        9% Notes,  due December 15, 1999**                                      New York Stock Exchange
        9 3/4%  Debentures,  due March 15, 2020**                               New York Stock Exchange
        Extendible  Notes,  due June 1, 1999 (8 1/2% to June 1, 1998)**         New York Stock Exchange
        Extendible  Notes, due March 1, 2000 (9.45% to March 1, 2000)**         New York Stock Exchange

-------------------
*  Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco
   Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                                   ----------


    The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock of Texaco Inc. held by non-affiliates at the close of business on February 27, 1998 based on the New York Stock Exchange composite sales price, was approximately $30,141,000,000. The market value of the voting stock of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 27, 1998, was approximately $989,429,000. The market value of the voting stock of Series F ESOP Convertible Preferred Stock held in the Employees Savings Plan of Texaco Inc. at the close of business on February 27, 1998, was approximately $61,920,000.
     As of February 27, 1998, there were 540,847,277 outstanding shares of Texaco Inc. Common Stock.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)

                                                                                                 Part of
                                                                                                Form 10-K
                                                                                                ---------
  Texaco Inc. Annual Report to Stockholders for the year 1997.................................    I, II
  Proxy Statement of Texaco Inc. relating to the 1998 Annual Meeting of Stockholders..........      III


                               TABLE OF CONTENTS

                                                                                        Page
                                                                   -----------------------------------------------
                                                                                     Texaco Inc.
                                                                   Texaco Inc.        Year 1997       Texaco Inc.
                                                                    Year 1997       Annual Report   March 17, 1998
Form 10-K Item                                                      Form 10-K      To Stockholders  Proxy Statement
--------------                                                      ---------      ---------------  ---------------


                                     PART I


  1. and 2. Business and Properties
         Development and Description of Business...................     1             35 and 36           --
         Certain Factors Which May Affect Business.................    2-4               --               --
         Worldwide Operations......................................     5        6-22, 37 and 61-62       --
         Supplementary Exploration and Production Information......    6-8          64-65 and 68          --
  3. Legal Proceedings.............................................   9-10               61               --
  4. Submission of Matters to a Vote of Security Holders...........    10                --               --

  Executive Officers of Texaco Inc.................................    11                --               --


                                     PART II


  5. Market for the Registrant's Common Equity
         and Related Stockholder Matters...........................    12                72               --
  6. Selected Financial Data.......................................    12                71               --
  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................    12               24-36             --
  8. Financial Statements and Supplementary Data
                     -- Financial Statements.......................    12               37-62             --
                     -- Report of Independent Public Accountants...    12                63               --
                     -- Supplemental Oil and Gas Information.......    12               64-68             --
                     -- Supplemental Market Risk Disclosures.......    12               69-70             --
                      --Selected Quarterly Financial Data..........    12                71               --
  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure....................    12                --               --


                                    PART III


10. Directors and Executive Officers of the Registrant.............    13                --              3-13
11. Executive Compensation.........................................    13                --         7, 32-36 and 38
12. Security Ownership of Certain Beneficial Owners
      and Management...............................................    13                --             2 and 8
13. Certain Relationships and Related Transactions.................    13                --                7


                                     PART IV


14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    14-15             --      --


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

Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support for continuing operations amounted to approximately $147 million in 1997, $139 million in 1996 and $154 million in 1995.

Environmental Expenditures

     Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1997, and projections for 1998 and 1999, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from pages 35 and 36 of Texaco Inc.'s 1997 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies as of December 31, 1997 and 1996 totaled 29,313 and 28,957, respectively.

     In January 1998, approximately 4,500 employees, mostly service station employees, were transferred to Equilon Enterprises LLC. Equilon is a newly formed joint venture company, owned by Texaco and Shell Oil Company, involved in the refining, marketing, trading, transportation and lubricants businesses (see page 5 for a further discussion). Further, by year-end 1998, all other operating and support employees to be transferred to Equilon will have been identified.

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

Industry Review of 1997

     Economic Performance - The world economy grew at a relatively healthy 3.6% rate in 1997, though growth patterns varied among regions. On balance, economic expansion in the industrialized world remained modest. The U.S. economy enjoyed robust growth in 1997, while the economies of Western Europe gained momentum, benefiting from strong export performance. However, the Japanese economy showed signs of stalling, due largely to the effects of a tax increase on consumer spending.

     The economy of the former Soviet Bloc registered modest growth in 1997. Strong gains in some of the Eastern European countries and a small increase in Russia were offset by continued stagnation in other parts of the former Soviet Bloc.

     In the developing world, a financial crisis in much of Asia slowed economic expansion during the second half of 1997. But the economies of other developing regions remained strong, and growth for the developing world as a whole was still well above the world average.

     Demand & Supply Conditions - The overall favorable global economic conditions resulted in robust growth for oil demand during 1997. World petroleum demand averaged a record 73.8 million barrels per day - 2.8% higher than in 1996.

     o Growth in the industrialized world was supported by the U.S., where strong demand for gasoline helped boost overall oil demand.
     o The economic turmoil in some Asian markets slowed historic growth rates for the developing countries as a whole.
     o Growth also took place in the former Soviet Bloc. For the first time since 1987, Russia registered a modest increase in oil consumption.


WORLD PETROLEUM DEMAND/SUPPLY

                                   Forecast
(Millions of barrels a day)            1998            1997           1996
--------------------------------------------------------------------------
Demand
     Industrial Nations                42.2            41.8           41.3
     Developing Nations                26.9            26.0           24.8
     Former Soviet Bloc                 6.1             6.0            5.7
                                   ---------------------------------------
          Total                        75.2            73.8           71.8
--------------------------------------------------------------------------
Supply
     Non-OPEC Crude                    38.9            37.8           37.1
     OPEC Crude                        27.6            27.2           25.9
     Other Liquids                      9.5             9.3            9.1
                                   ---------------------------------------
          Total                        76.0            74.3           72.1
--------------------------------------------------------------------------
Stock Change                            0.8             0.5            0.3
==========================================================================

     On the supply side, OPEC (Organization of Petroleum Exporting Countries) and non-OPEC liquids production rose during the year to 74.3 million barrels per day, from 72.1 million barrels per day in 1996.

However, growth in non-OPEC supply was less than anticipated due to new field delays in the North Sea and technical problems in Colombia, Australia and Brazil.

     Output from OPEC showed a substantial gain versus 1996. Nearly every OPEC country boosted production, with Venezuela and Nigeria showing some of the largest gains. Iraq's "oil-for-food" exports under U.N. Resolution 986 added significant volumes to the market.

World crude oil prices declined in 1997, despite the production problems in some non-OPEC areas. The spot price of U.S. benchmark West Texas Intermediate (WTI) averaged $20.61 per barrel, $1.55 below prior year levels.

Near-Term Outlook

     Trimmed by somewhat slower growth in the industrialized world and the lingering effects of the Asian financial crisis, we expect world economic expansion to slow to a 3.0% rate in 1998.

     o Within the industrialized world, the U.S. is forecast to experience slightly lower economic growth than in 1997. Also, the Japanese economy is expected to remain weak. On the other hand, economic expansion in Western Europe is expected to pick up steam, benefiting from increased investment.
     o Developing Asia is likely to experience lower economic growth due to the continuing repercussions of its financial crisis. However, other developing areas are expected to remain largely unaffected.
     o Despite strong economic gains in some Eastern European countries, continued economic stagnation in Russia is expected to once again prevent a significant rebound in the economy of the former Soviet Bloc.

     During 1998, we project world oil consumption to increase by  approximately
1.4 million barrels per day to an average of 75.2 million barrels per day. Growth in demand for oil in the industrialized world is expected to slow down, in part due to the deceleration in the U.S. economy. The relatively poor economic conditions in parts of Asia are expected to continue to slow growth in the developing countries overall. In the former Soviet Bloc, oil demand should rise, although modestly.

     Despite the continued uptrend in demand, increases in world oil production appear to be running ahead of consumption. Many non-OPEC projects delayed in 1997 are expected to start up in 1998. Also, OPEC is continuing to increase production, particularly given higher output quotas negotiated at the end of 1997. With the supply/demand balance loosening, oil prices have declined precipitously in early 1998; however, some recovery in prices is likely as the year progresses.

     Extreme weakness in some Asian economies will constrain both regional downstream margins and petroleum product sales. The financial performance of company operations through our affiliate, Caltex, could be adversely impacted.




                                   ----------

Forward-Looking Statements

     Parts I and II of this Form 10-K may contain or incorporates by reference forward-looking statements that are based on current expectations, estimates and projections about the industries in which Texaco operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "potential," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors which could affect performance include estimation of reserves, inaccurate seismic data, mechanical failures, unilateral cancellation of concessions by host governments, decreased demand for motor fuels, natural gas and other products, above-average temperatures, pipeline failures, oil spills, increasing price and product competition, higher or lower costs and expenses, domestic and foreign governmental and public policy changes including environmental regulations, the outcome of pending and future litigation and governmental proceedings and continued availability of financing. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Texaco undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                              WORLDWIDE OPERATIONS

         Texaco owns, leases, or has interests in extensive production, manufacturing, marketing, transportation and other facilities throughout the world. A description of the company's worldwide operations appears on pages 6 through 22, and information regarding sales to significant affiliates and geographical financial data appear on pages 37 and 61-62, respectively, of Texaco Inc.'s 1997 Annual Report to Stockholders, applicable portions of which are incorporated herein by reference. Except as indicated under Items 1, 2, 3, 5, 6, 7, 8 and 14, no other data and information appearing in the 1997 Annual Report to Stockholders are deemed to be filed as part of this Annual Report on Form 10-K.

     In 1993, Texaco announced its intention to dispose of substantially all of its worldwide chemical operations, including its lubricant additives business, and entered into a memorandum of understanding with an affiliate of the Jon M. Huntsman Group of Companies for the sale of Texaco Chemical Company and related international chemical operations. On April 21, 1994, Texaco received from Huntsman Corporation $850 million, consisting of $650 million in cash and an 11-year subordinated note with a face amount of $200 million, which was prepaid in January, 1996. On February 29, 1996, Texaco completed the sale of its worldwide lubricant additives business to Ethyl Corporation, a fuel and lubricant additives manufacturer. Ethyl purchased this business for $196 million, comprised of $136 million in cash and a three year note of $60 million.

     On March 21, 1997, Texaco completed the sale of its propylene oxide/methyl tertiary butyl ether (PO/MTBE) business to a subsidiary of Huntsman Corporation, for approximately $600 million.

     On August 19, 1997, Texaco announced the acquisition of a 20 percent interest in Kazakhstan's Karachaganak oil and gas field. This project has the potential to add up to 200 million barrels of oil to Texaco's reserve base.

     On November 4, 1997, Texaco completed the acquisition of Monterey Resources, Inc., an independent oil and gas producer, with primary holdings in California's San Joaquin Valley. The transaction, valued at $1.4 billion, included the issuance of $1.1 billion of Texaco common stock and approximately $.3 billion of existing Monterey debt. Monterey currently has production levels of 55,000 barrels of oil equivalent per day.

     On January 15, 1998, Texaco and Shell Oil Company reached agreement on the formation and operational start-up of a joint venture combining major elements of their midwestern and western U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. The new company, operating as Equilon Enterprises LLC, will continue to market gasoline and other products under both the Texaco and Shell brands through the thousands of independent wholesalers and retailers. Texaco will hold 44 percent of Equilon and Shell will have 56 percent ownership.

     The two companies also announced that they and Saudi Refining, Inc. (SRI), have signed a separate memorandum of understanding to combine Star Enterprise (a 50/50 joint venture between SRI and Texaco in the eastern U.S.) with Shell's eastern U.S. refining and marketing business. Final agreements for a separate joint venture are expected to be concluded in early 1998. The new eastern operations joint venture company will be initially owned 35 percent by Shell and
32.5 percent each by Texaco and SRI.

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

     Estimates  of  Total  Proved Net Oil and Gas Reserve Data Provided to Other
         Governmental Bodies and Availability of Oil and Gas

     Information concerning estimates of total proved net oil and gas reserve data provided to other governmental bodies and availability of oil and gas is incorporated herein by reference from pages 64 and 65 of Texaco Inc.'s 1997 Annual Report to Stockholders.

     Average Sales Prices and Production Costs--Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 68 of Texaco Inc.'s 1997 Annual Report to Stockholders.


Oil and Gas Acreage
                                                                                       As of December 31, 1997
                                                                                  ------------------------------
         Thousands of acres                                                       Gross                      Net
         ------------------                                                       -----                      ---
     Producing
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        3,212                   1,875
              Other Western Hemisphere  ...................................          129                      63
              Europe  .....................................................          146                      53
              Other Eastern Hemisphere  ...................................          637                     154
                                                                                  ------                  ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........        4,124                   2,145

         Equity in an Affiliate-Other Eastern Hemisphere...................          206                     103
                                                                                  ------                  ------
                         Total worldwide.............................. ....        4,330                   2,248
                                                                                  ------                  ------
     Undeveloped
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        8,285                   5,529
              Other Western Hemisphere  ...................................        3,607                   2,761
              Europe  .....................................................        7,356                   3,032
              Other Eastern Hemisphere.....................................       55,286                  27,224
                                                                                  ------                  ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........       74,534                  38,546

         Equity in an Affiliate-Other Eastern Hemisphere...................        2,239                   1,120
                                                                                  ------                  ------
                               Total worldwide.............................       76,773                  39,666
                                                                                  ------                  ------
                           Total Oil and Gas Acreage.......................       81,103                  41,914
                                                                                  ======                  ======



Number of Wells Capable of Producing*
                                                                                      As of December 31, 1997
                                                                                ---------------------------------
                                                                                   Gross                      Net
                                                                                   -----                      ---
     Oil wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................       34,498                  19,110
              Other Western Hemisphere  ...................................        1,747                     262
              Europe  .....................................................          237                      64
              Other Eastern Hemisphere  ...................................        1,692                     616
                                                                                  ------                  ------
                  Total Texaco Inc. and Consolidated Subsidiaries.........        38,174                  20,052

         Equity in an Affiliate-Other Eastern Hemisphere...................        4,698                   2,349
                                                                                  ------                  ------
                               Total worldwide**...........................       42,872                  22,401
                                                                                  ======                  ======

     Gas wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        7,607                   3,463
              Other Western Hemisphere  ...................................           33                      17
              Europe  .....................................................           50                      11
              Other Eastern Hemisphere  ...................................            2                      --
                                                                                  ------                  ------
                  Total Texaco Inc. and Consolidated Subsidiaries..........        7,692                   3,491

         Equity in an Affiliate-Other Eastern Hemisphere...................           40                      20
                                                                                  ------                  ------
                              Total worldwide**............................        7,732                   3,511
                                                                                  ======                  ======

--------------
  * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plugging and abandonment have been excluded from the number of wells capable of producing.
 ** Includes 107 gross and 39 net multiple completion oil wells and 7 gross and 5 net multiple completion gas wells.


Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
                                                        -----------------------------------------------------------
                                                             1997                  1996                 1995
                                                        ---------------      ---------------        ---------------
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................     32    22     35       29   28     29        12    15    14
     Other Western Hemisphere......................      1    --      1       --    3      1        --     2     1
     Europe.......................................       4    --      1        3   --      1        14     1     3
     Other Eastern Hemisphere......................      1     3      5        1    2      2         1    --     5
                                                     -----   ---     --      ---  ---     --       ---    --    --
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................     38    25     42       33   33     33        27    18    23
   Equity in an Affiliate
     Other Eastern Hemisphere......................      2    --     --       --   --     --        --    --    --
                                                     -----   ---     --      ---  ---     --       ---    --    --
         Total worldwide...........................     40    25     42       33   33     33        27    18    23
                                                     =====   ===     ==      ===  ===     ==       ===    ==    ==

Net development wells
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................    883   165     23      283  191     44       291    91    19
     Other Western Hemisphere......................    107     1      3       33    8     --         8     1    --
     Europe.......................................       6     3     --        1   --      1         2     1    --
     Other Eastern Hemisphere......................     45     1     --       44   --      1        23    --     1
                                                     -----   ---     --      ---  ---     --       ---    --    --
       Total Texaco Inc. and Consolidated
         Subsidiaries..............................  1,041   170     26      361  199     46       324    93    20
   Equity in an Affiliate
     Other Eastern Hemisphere......................    143     1     --      259    1     --       135    --    --
                                                     -----   ---     --      ---  ---     --       ---    --    --
         Total worldwide...........................  1,184   171     26      620  200     46       459    93    20
                                                     =====   ===     ==      ===  ===     ==       ===    ==    ==

------------
* Exploratory wells which identify oil and gas reserves, but have not resulted in recording of proved reserves pending further evaluation, are not considered completed wells. Reserves which are identified by such wells are included in Texaco's proved reserves when sufficient information is available to make that determination. This is particularly applicable to deep exploratory areas which may require extended time periods to assess, such as the U.K. sector of the North Sea and in the deepwater U.S. Gulf of Mexico.



Additional Well Data                                                     As of December 31, 1997
                                                       -----------------------------------------------------------
                                                         Wells in the                 Pressure Maintenance
                                                         process of           ------------------------------------
                                                          drilling                                    Projects in
                                                          --------            Installations         the process of
                                                       Gross      Net         in operation          being installed
                                                       -----      ---         ------------          ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States...................................      127       87               374                    --
   Other Western Hemisphere........................        3        1                 7                    --
   Europe..........................................        9        3                 5                    --
   Other Eastern Hemisphere........................       28       11                 8                     3
                                                         ---      ---               ---                   ---
     Total Texaco Inc. and Consolidated
       Subsidiaries................................      167      102               394                     3

Equity in an Affiliate
   Other Eastern Hemisphere........................        6       3                  6                    --
                                                         ---      ---               ---                   ---
       Total worldwide.............................      173      105               400                     3
                                                         ===      ===               ===                   ===


Item 3. Legal Proceedings

     Litigation--Information relative to legal proceedings pending against Texaco Inc. and subsidiary companies is presented in Note 18, Contingent Liabilities, on page 61 of Texaco Inc.'s 1997 Annual Report to Stockholders, which note is incorporated herein by reference.

     As of December 31, 1997, Texaco Inc. and its subsidiaries were parties to various proceedings instituted or contemplated by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of pending proceedings and a settled proceeding which, because of the amounts involved, require disclosure under applicable Securities and Exchange Commission regulations.

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

              On February 22, 1996, the Los Angeles Air Quality Management District issued a notice of violation of air quality regulations to Texaco Refining and Marketing Inc. ("TRMI"), a wholly-owned subsidiary, in connection with refrigerant use and maintenance at TRMI's Los Angeles refinery. Penalties may exceed $100,000.

              The U.S.  Department  of  Justice  has filed suit  against  Texaco
      Trading and Transportation Inc. ("TTTI"), a wholly-owned subsidiary, in connection with spills along pipelines in Kansas in 1991. The suit seeks civil penalties of approximately $4,200,000 and injunctive relief. TTTI has not been served with the complaint, and the parties continue to discuss this matter.

            An order was received in August 1996 from the EPA regarding spills of oil and produced water at the Aneth Producing Field in Utah in violation of the Clean Water Act. During December 1997, Texaco determined that proposed fines in this matter may exceed $100,000.







----------
* Texaco Chemical Company was sold on April 21, 1994 to Huntsman Corporation and, by agreement, Texaco Inc. retains obligations applicable to events occurring prior to the closing date.

          A notice of violation was received in September 1996 from the EPA regarding alleged Clean Air Act New Source Performance Standard and Emergency Planning and Right-To-Know Act violations at the Texaco Bakersfield Plant. During October 1996, Texaco determined that proposed fines in this matter may exceed $100,000.

            On May 23, 1994, the EPA, Region VII, instituted an administrative proceeding alleging that on 12 occasions pipelines owned by TTTI, a wholly-owned subsidiary, released oil into surface waters in violation of the Federal Clean Water Act and seeking penalties of $10,000 for each release. The EPA and TTTI have settled these matters.




Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.



                                   ----------

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 1, 1998 are:

               Name                         Age          Position
               ----                         ---          --------
         Peter I. Bijur...................  55           Chairman of the Board and Chief Executive Officer
         C. Robert Black..................  62           Senior Vice President
         Patrick J. Lynch.................  60           Senior Vice President and Chief Financial Officer
         John J. O'Connor  ...............  51           Senior Vice President
         Glenn F. Tilton   ...............  49           Senior Vice President
         Stephen M. Turner................  58           Senior Vice President and General Counsel
         William M. Wicker ...............  48           Senior Vice President
         Clarence P. Cazalot, Jr..........  47           Vice President
         Eugene G. Celentano..............  59           Vice President
         David C. Crikelair...............  50           Vice President
         Carl B. Davidson.................  64           Vice President and Secretary
         Claire S. Farley.................  39           Vice President
         James R. Metzger.................  50           Vice President
         Robert C. Oelkers................  53           Vice President and Comptroller
         Elizabeth P. Smith...............  48           Vice President
         Robert A. Solberg................  52           Vice President
         Janet L. Stoner..................  49           Vice President
         Michael N. Ambler ...............  61           General Tax Counsel
         James F. Link....................  53           Treasurer

     For more than five years, each of the above listed officers of Texaco Inc., except for Messrs. Wicker and O'Connor, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Effective August 1, 1997, Mr. Wicker joined Texaco as a Senior Vice President of Texaco Inc. for Corporate Development. Prior to joining Texaco, Mr. Wicker had been with First Boston and Credit Suisse First Boston for the last eight years, most recently as the Managing Director and Co-Head of the Global Energy Group for Credit Suisse First Boston. Prior to this, Mr. Wicker served as Senior Vice President of Kidder Peabody & Co.'s Energy Group and earlier as a consultant with McKinsey & Co.'s energy practice from 1983 to 1987.

     Effective January 1, 1998, Mr. O'Connor joined Texaco as a Senior Vice President of Texaco Inc. and President of Worldwide Exploration and Production. Prior to joining Texaco, Mr. O'Connor, since 1994, was Chief Executive Officer of BHP Petroleum in Melbourne, Australia, the oil and gas exploration division of Broken Hill Proprietary Company, Ltd. Mr. O'Connor also was a Director of Broken Hill Proprietary Company, Ltd. Prior to joining BHP, Mr. O'Connor was with Mobil Oil Corporation for 26 years.

     There are no family relationships among any of the officers of Texaco Inc.

                                     PART II

The following information, contained in Texaco Inc.'s 1997 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1997 Annual Report to Stockholders, as provided to stockholders:


                                                                                              Texaco Inc.
                                                                                               Year 1997
                                                                                             Annual Report
                                                                                           to Stockholders
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                                  72 (a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      71

Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 24-36

Item 8.    Financial Statements and Supplementary Data
               Statement of Consolidated Income                                                     37
               Consolidated Balance Sheet                                                           38
               Statement of Consolidated Cash Flows                                                 39
               Statement of Consolidated Stockholders' Equity                                      40-41
               Notes to Consolidated Financial Statements                                          42-62
               Report of Independent Public Accountants                                             63
               Supplemental Information on Oil and Gas Producing Activities                        64-68
               Suplemental Market Risk Disclosures                                                 69-70
               Selected Quarterly Financial Data                                                    71
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

                                    PART III

The following information, contained in Texaco Inc.'s Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Stockholders, is incorporated herein by reference. Except as indicated under Items 10, 11, 12 and 13, no other data and information appearing in the Proxy Statement dated March 17, 1998 are deemed to be filed as part of this Annual Report on Form 10-K. Page references are to the paper document version of Texaco Inc.'s 1998 Proxy Statement, as provided to stockholders:


                                                                                              Texaco Inc.
                                                                                            March 17, 1998
                                                                                            Proxy Statement
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------

Item 10.   Directors and Executive Officers of the Registrant
           --The Board of Directors
                  Governance, Committees, Qualifications and Nomination
                  of Directors and Compensation of Directors                                        3-7
           --Security Ownership of Directors and Management                                           8
           --Item 1- Election of Directors                                                          9-13

Item 11.   Executive Compensation
           --The Board of Directors
                  Compensation of Directors                                                          7
           --Summary Compensation Table                                                              32
           --Option Grants in 1997                                                                  33-35
           --Aggregated Option Exercises in 1997 and Year-End Option Values                          36
           --Retirement Plan                                                                         38

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --Voting of Shares                                                                         2
           --Security Ownership of Directors and Management                                           8

Item 13.   Certain Relationships and Related Transactions
           --Certain Transactions                                                                     7

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 1997 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1997 Annual Report to Stockholders, as provided to stockholders: (a) The following documents are filed as part of this report:

                                                                                              Texaco Inc.
                                                                                               Year 1997
                                                                                             Annual Report
     1.   Financial Statements (incorporated by reference from the indicated                To Stockholders
               pages of Texaco Inc.'s 1997 Annual Report to Stockholders):                  Page Reference
          Statement of Consolidated Income for the three years                              ---------------
            ended December 31, 1997 ....................................................          37
          Consolidated Balance Sheet at December 31, 1997 and 1996......................          38
          Statement of Consolidated Cash Flows for the three years
            ended December 31, 1997 ....................................................          39
          Statement of Consolidated Stockholders' Equity
            for the three years ended December 31, 1997.................................         40-41
          Notes to Consolidated Financial Statements....................................         42-62
          Report of Independent Public Accountants......................................          63
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

     Financial Statement Schedules are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

     3.   Exhibits
           --        (3.1)  Copy   of   Restated  Certificate   of Incorporation
                            of  Texaco  Inc.,   as  amended  to  and   including
                            September  10,  1997,   including   Certificate   of
                            Designations,  Preferences  and  Rights  of Series B
                            ESOP Convertible  Preferred  Stock,  Series D Junior
                            Participating   Preferred   Stock,   Series  F  ESOP
                            Convertible Preferred Stock and Series G, H, I and J
                            Market Auction  Preferred  Shares,  filed as Exhibit
                            3(a) to Texaco Inc.'s Registration Statement on Form
                            S-4  (No.  333-36679),  dated  September  29,  1997,
                            incorporated herein by reference, SEC File No. 1-27.
           --        (3.2)  Copy  of  By-Laws  of  Texaco Inc.,  as  amended  to and including  July 25, 1997,  filed as Exhibit 3 to
                            Texaco Inc.'s Quarterly Report on Form  10-Q for the
                            quarterly  period  ended June 30, 1997 dated  August
                            13,  1997,  incorporated  herein  by  reference, SEC
                            File No. 1-27.
           --          (4)  Instruments  defining the rights of holders of long-
                            term   debt    of   Texaco   Inc. and its subsidiary
                            companies  are  not  being  filed,  since  the total
                            amount of securities  authorized  under each of such
                            instruments does  not exceed 10 percent of the total
                            assets of Texaco Inc.  and its  subsidiary companies
                            on  a  consolidated  basis.  Texaco Inc.  agrees  to
                            furnish a copy of any instrument to  the  Securities
                            and Exchange  Commission  upon request.
           -- (10(iii)(a))  Texaco    Inc.'s    1997    Stock   Incentive  Plan,
                            incorporated  herein  by  reference  to  Appendix A,
                            pages 39 through 44 of Texaco Inc.'s proxy statement
                            dated March 27, 1997, SEC File No. 1-27.
           -- (10(iii)(b))  Texaco    Inc.'s    1997   Incentive   Bonus   Plan,
                            incorporated herein by reference to Appendix A, pages 45 and 46 of Texaco Inc.'s proxy statement dated March 27, 1997, SEC File No. 1-27.

           -- (10(iii)(c))  Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  A-1 through A-8 of
                            Texaco Inc.'s proxy  statement  dated April 5, 1993,
                            SEC File No. 1-27.
           -- (10(iii)(d))  Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  IV-1  through IV-5
                            of  Texaco  Inc.'s proxy  statement dated  April 10,
                            1989  and  to  Exhibit  A  of  Texaco  Inc.'s  proxy
                            statement  dated March 29, 1991, SEC File No. 1-27.
           -- (10(iii)(e))  Texaco  Inc.'s  Incentive  Bonus Plan,  incorporated herein by  reference  to page IV-5 of Texaco  Inc.'s
                            proxy  statement  dated April 10, 1989, SEC File No.
                            1-27.
           -- (10(iii)(f))  Description    of   Texaco    Inc.'s    Supplemental
                            Pension  Benefits  Plan,  incorporated    herein  by
                            reference to pages  8 and 9 of  Texaco  Inc.'s proxy
                            statement  dated March 17,  1981, SEC File No. 1-27.
           -- (10(iii)(g))  Description  of Texaco Inc.'s  Revised  Supplemental
                            Pension   Benefits   Plan,   incorporated  herein by
                            reference to pages 24  through  27 of Texaco  Inc.'s
                            proxy   statement   dated  March  9, 1978,  SEC File
                            No. 1-27.
           -- (10(iii)(h))  Description  of  Texaco  Inc.'s  Revised   Incentive
                            Compensation Plan,  incorporated herein by reference
                            to pages 10 and 11 of Texaco Inc.'s proxy  statement
                            dated March 13, 1969, SEC File No. 1-27.
           --       (12.1)  Computation of Ratio of Earnings to Fixed Charges of
                            Texaco on a Total Enterprise Basis.
           --       (12.2)  Definitions of Selected Financial Ratios.
           --         (13)  Copy of those portions of Texaco Inc.'s 1997  Annual
                            Report to Stockholders that are incorporated  herein
                            by reference into this Annual Report on Form 10-K.
           --         (21)  Listing   of   significant  Texaco  Inc.  subsidiary
                            companies  and  the  name  of  the  state  or  other
                            jurisdiction   in    which   each   subsidiary   was
                            organized.
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
            During the fourth quarter of 1997, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:

              1. October 21, 1997 (date of earliest event reported: October 21, 1997)
                      Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1997.
              2.  November 6, 1997 (date of earliest event reported: November 4,
                  1997)
                      Item 5. Other Events -- reported that the shareholders of Monterey Resources, Inc. approved the merger of Monterey with a subsidiary of the Registrant, effective November 4, 1997. The transaction, valued at $1.4 billion, included the issuance of $1.1 billion of Texaco common stock and $.3 billion of existing Monterey debt.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 18th day of March, 1998.

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


         PETER I. BIJUR ..................  Chairman of the Board and Chief Executive Officer
                                                  (Principal Executive Officer)
         PATRICK J. LYNCH  ...............  Senior Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)
         ROBERT C. OELKERS  ..............  Vice President and Comptroller
                                                  (Principal Accounting Officer)

Directors:

         PETER I. BIJUR                          THOMAS S. MURPHY
         JOHN BRADEMAS                           SAM NUNN
         MARY K. BUSH                            CHARLES H. PRICE, II
         WILLARD C. BUTCHER                      ROBIN B. SMITH
         EDMUND M. CARPENTER                     WILLIAM C. STEERE, JR.
         MICHAEL C. HAWLEY                       THOMAS A. VANDERSLICE
         FRANKLYN G. JENIFER                     WILLIAM WRIGLEY



                   R. E. KOCH
By   .......................................
                  (R. E. KOCH)
      Attorney-in-fact for the above-named
             officers and directors


                                                                  March 18, 1998

                           CALTEX GROUP OF COMPANIES
                         COMBINED FINANCIAL STATEMENTS



                               December 31, 1997

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1997

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997





                                      INDEX





                                                              Page
                                                              ----

General Information                                            1-4

Independent Auditors' Report                                     5

Combined Balance Sheet                                         6-7

Combined Statement of Income                                     8

Combined Statement of Stockholders' Equity                       9

Combined Statement of Cash Flows                                10

Notes to Combined Financial Statements                       11-22











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

      A brief description of each company's operations and other items follow:

Caltex Petroleum Corporation (Caltex)
-------------------------------------

      Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. Caltex is involved in all aspects of the downstream business: refining, distribution, shipping, storage, marketing, supply and trading operations. At year end 1997, Caltex had over 7,600 employees, of which approximately 3% were located in the United States.

      The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 13 refineries with a refining capacity of more than 900,000 barrels per day. Caltex continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lubricating oil blending plants and more than 500 ocean terminals and depots. Caltex also has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines. Caltex sales of crude oil and petroleum products were 1.4 million barrels per day in 1997.

      Caltex and its affiliates maintain a strong marketing presence through a network of 7,900 retail outlets, of which 4,600 are branded as Caltex. It also operates 305 Star Mart convenience stores. A significant portion of the $2.3 billion that Caltex plans to invest over the next three years is targeted to stimulate retail growth and continue the roll-out of the company's new corporate and retail image.

      Caltex introduced a new corporate and retail identity in 1996 and is actively pursuing its objective of reimaging over 3,000 branded sites by 2000. Underperforming stations with poor prospects for improvement are being eliminated. New Caltex Star Mart convenience stores anchor many high-volume station locations. Many stations also include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes.

      In 1997, Caltex continued its refinery upgrade projects in the Philippines and Korea and enhanced its role in Australia through an affiliate's acquisition of the remaining 50% interest in Australian Petroleum Pty. Limited (APPL) thereby becoming the largest oil company in Australia. It also continued to make inroads into emerging countries such as China, Vietnam, Indonesia and India in selected product markets. Caltex increased its market share in Thailand by acquiring British Petroleum's retail service station network of 47 sites, and has entered the independent power producer market in Japan through an affiliate.

      In addition to the retail initiatives, Caltex has created specialized business units that are helping Caltex operating companies position themselves for larger shares of the high-growth markets for lubricating oils and greases, aviation fuels, and liquefied petroleum gas. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore. Caltex is also active in the petrochemical business, particularly in Japan and Korea.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

      CPI holds a Production Sharing Contract in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. Exploration is pursued through an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1997 was over 765,000 barrels per day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year end 1997, CPI had approximately 6,100 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

      In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages selective contract areas for Texaco's and Chevron's undivided interests in Indonesia, excluding Sumatra. At year end, AOPL had approximately 250 employees, of which 6% were located in the United States.


Economic Uncertainties
----------------------

      During the second half of 1997, many of the countries in the Pacific Rim experienced major devaluations in their currencies compared to the U.S. dollar. The Group has significant operations (either subsidiary or affiliate) in most of the "currency crisis" areas (Indonesia, Korea, Philippines, Thailand and Malaysia), which are material to the Group's net income, cash flows and capital. Such operations accounted for approximately 84% of the Group's earnings in 1997. The economies and related oil consumption in the areas involved are being negatively affected by the crisis. In some cases, normal short-term trade related financing provided by international banks has been curtailed.

      The devaluations in these five countries resulted in significant net exchange gains of $211 million, $73 million of pre-tax exchange losses offset by $284 million in net local tax benefits, inclusive of amounts applicable to equity affiliates. The tax benefits resulted from the increase in the amount of local currencies required to repay debt denominated in U.S. dollars. These tax benefits are reflected in the income statement but the increased local currency debt amounts are not, as there is no change in the U.S. dollar value of the debt. A significant portion of the tax benefit has been recorded as a deferred tax asset to be realized based on future local currency taxable income. Reported earnings include additional reserves for potential bad debts related to the currency crisis of $48 million.

      Local currency selling prices for petroleum products in these markets could not be immediately increased to fully recover prior dollar margins. The most significant uncertainties that will affect Group operating results and cash flows in these areas in 1998 are the ability to raise local currency selling prices and restore dollar marketing margins, continued weak regional refining margins and reduced demand and liquidity concerns relative to its operating companies and their customers. Certain subsidiaries of Caltex Petroleum Corporation, beginning in January 1998, provided short-term trade financing of up to $500 million for a four-month period to its Korean affiliate. This support is considered temporary.

      The Group is further focusing on cost management and its recurring capital investment in the areas involved. While the impact of the crisis on period operating results has been, and is expected to continue to be significant, the Group does not expect this will have a material effect on its consolidated financial position or liquidity.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


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

      The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1997, the Group, including its equity share of affiliates, incurred total costs of approximately $160 million, including capital costs of $98 million and nonremediation related operating expenses of $62 million. The major component of the Group's expenditures is for the prevention of air pollution. As of December 31, 1997, the Group had accrued $110 million for various known remediation activities, including $88 million relating to the future cost of restoring and abandoning existing oil and gas properties.

      While the Group has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. However, the Group believes that future environmental expenditures will not materially affect its financial position or liquidity.


Year 2000 Compliance Issues
---------------------------

      The Group's computer systems, software and mechanical equipment containing embedded technology are impacted by the year 2000 programming problems. Older programs may incorrectly interpret this date causing systems and equipment to shut down, produce erroneous information or malfunction.

      The Group has established various teams to address these issues. While it is not possible at this time to quantify the impact of this problem on the operations of the Group, evaluations are currently underway to assess the risks and compliance issues the Group is facing. Strategies are being developed to mitigate risks, and correct various system and mechanical problems already identified. The Group is also working with customers and suppliers to ensure that data interfaces, equipment, software and other issues have been properly identified and measures taken to protect the operations of the Group from problems outside the organization.

      Much of the cost of compliance is included in planned system or equipment upgrades already scheduled or underway, although certain programs will be accelerated to ensure that major problems are properly addressed before the target dates. Other costs which are classified as incremental expenses will represent a redeployment of existing resources. At this time, estimates of the total incremental costs to be incurred to correct these issues are unavailable. However, the Group believes that the cost of compliance with these issues will not have a material effect on the Group's combined financial position, results of operations or liquidity.


Refining Synergies
------------------

      During 1997, Caltex' Thailand  affiliate,  Star Petroleum Refining Company
(SPRC), and Rayong Refining Company (RRC), an affiliate of the Royal Dutch Petroleum Company, signed a Memorandum of Understanding to pursue an operating alliance to optimize the operations of the two nearby refineries as a single economic group. Significant economic benefits are possible from this arrangement. SPRC and RRC are currently evaluating various proposed structures and synergies, as well as conducting discussions with lenders to ensure proper concurrences are obtained. To date, discussions are still in the early stages and no legally binding agreements have been executed.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


Supplemental Market Risk Disclosures
------------------------------------

      The Group uses derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, market risk exposure remains on the unhedged portion. The Notes to the financial statements provide data relating to derivatives and applicable accounting policies.

Debt and debt-related derivatives

      The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $1.9 billion at December 31, 1997, before the effects of related net interest rate swaps of $0.4 billion). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but less risky fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

      Based on the overall interest rate exposure on variable rate debt and interest rate swaps taken separately at December 31, 1997, a hypothetical 2% change in the interest rates would not materially affect the Group's combined financial position, net income or liquidity.

Crude oil and petroleum product hedging

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group uses established petroleum futures exchanges, as well as "over-the counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets.

      As a sensitivity, a hypothetical 13% change in crude oil and petroleum product prices would not result in a material loss on the outstanding derivatives at the end of 1997, in terms of the Group's financial position, results of operations or liquidity.

Currency-related derivatives

      The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and option contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. At year end 1997, the Group had net local currency purchase contracts of approximately $417 million to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions as of the end of 1997.

[logo] KPMG Peat Marwick LLP











                          Independent Auditors' Report
                          ----------------------------



To the Stockholders
The Caltex Group of Companies:

      We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1997 and 1996, and the related combined statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 9, 1998

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                                     ASSETS

                                                                                           As of December 31
                                                                                        ------------------------
                                                                                           (Millions of dollars)
                                                                                        1997              1996
                                                                                        ----              ----
Current assets:

    Cash and cash equivalents, including time deposits of
       $69 in 1997 and $21 in 1996                                                   $    282         $    206

    Marketable securities                                                                  82              116

    Accounts and notes  receivable,  less allowance for doubtful accounts of $21 in 1997 and $18 in 1996:
       Trade                                                                              808              864
       Affiliates                                                                         368              452
       Other                                                                              360              318
                                                                                     --------          -------
                                                                                        1,536            1,634
    Inventories:
       Crude oil                                                                          127              159
       Petroleum products                                                                 437              503
       Materials and supplies                                                              28               53
                                                                                     --------          -------
                                                                                          592              715

    Deferred income taxes                                                                  29               10
                                                                                     --------          -------

           Total current assets                                                         2,521            2,681

Investments and advances:

    Equity in affiliates                                                                2,035            1,842

    Miscellaneous investments and long-term receivables,
       less allowance of $13 in 1997                                                      116              153
                                                                                     --------          -------
           Total investments and advances                                               2,151            1,995

Property, plant, and equipment, at cost:

    Producing                                                                           4,058            3,721
    Refining                                                                            1,272            1,550
    Marketing                                                                           2,892            2,451
    Other                                                                                  13                8
                                                                                     --------          -------
                                                                                        8,235            7,730
    Accumulated depreciation, depletion and amortization                               (3,393)          (3,217)
                                                                                     --------          -------
           Net property, plant and equipment                                            4,842            4,513

Prepaid and deferred charges                                                              200              206
                                                                                     --------          -------

           Total assets                                                              $  9,714         $  9,395
                                                                                     ========         ========


            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          As of December 31
                                                                                       ------------------------
                                                                                       (Millions of dollars)
                                                                                         1997            1996
                                                                                         ----            ----
Current liabilities:

    Short-term debt                                                                  $  1,554         $  1,246

    Accounts payable:
       Trade and other                                                                  1,053            1,236
       Stockholders                                                                       102              176
       Affiliates                                                                          60               84
                                                                                     --------          -------
                                                                                        1,215            1,496

    Accrued liabilities                                                                   138              148

    Estimated income taxes                                                                 84              109
                                                                                     --------          -------

           Total current liabilities                                                    2,991            2,999


Long-term debt                                                                            770              713

Employee benefit plans                                                                    106              107

Deferred credits and other noncurrent liabilities                                       1,050              949

Deferred income taxes                                                                     190              249

Minority interest in subsidiary companies                                                  15              122
                                                                                     --------          -------

           Total                                                                        5,122            5,139

Stockholders' equity:

    Common stock                                                                          355              355
    Capital in excess of par value                                                          2                2
    Retained earnings                                                                   4,342            3,910
    Currency translation adjustment                                                      (120)             (36)
    Unrealized holding gain on investments                                                 13               25
                                                                                     --------          -------
           Total stockholders' equity                                                   4,592            4,256
                                                                                     --------          -------


           Total liabilities and stockholders' equity                                $  9,714          $  9,395
                                                                                     ========          ========

            See accompanying notes to combined financial statements.

                                       7

                            CALTEX GROUP OF COMPANIES
                          COMBINED STATEMENT OF INCOME



                                                                                 Year ended December 31
                                                                         ----------------------------------------
                                                                                (Millions of dollars)
                                                                           1997            1996             1995
                                                                           ----            ----             ----
Revenues:

    Sales and other operating revenues(1)                              $  17,920       $  16,895        $ 15,067
    Gain on sale of investment in affiliate                                    -           1,132               -
    Income in equity affiliates                                              390              51             425
    Dividends, interest and other income                                      47              88             130
                                                                       ---------       ---------        --------

           Total revenues                                                 18,357          18,166          15,622

Costs and deductions:

    Cost of sales and operating expenses(2)                               15,909          14,774          13,045
    Selling, general and administrative expenses                             580             532             620
    Depreciation, depletion and amortization                                 421             407             361
    Maintenance and repairs                                                  143             134             104
    Foreign exchange, net                                                    (55)              6             (37)
    Interest expense                                                         146             140             159
    Minority interest                                                          3              (2)              4
                                                                       ---------       ---------        --------

           Total costs and deductions                                     17,147          15,991          14,256
                                                                       ---------       ---------        --------


Income before income taxes                                                 1,210           2,175           1,366

Provision for income taxes                                                   364             982             467
                                                                       ---------       ---------        --------

Net income                                                             $     846       $   1,193        $    899
                                                                       =========       =========        ========





   (1) Includes sales to:
       Stockholders                                                       $1,695          $1,711          $1,376
       Affiliates                                                          3,018           2,841           1,524

   (2) Includes purchases from:
       Stockholders                                                       $2,174          $2,634          $1,834
       Affiliates                                                          1,813           1,297           1,638



            See accompanying notes to combined financial statements.

                                       8

                            CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Millions of dollars)



                                                                           1997           1996             1995
                                                                          ------         ------           -----


Common stock and capital in excess of par value                         $    357        $    357         $   357
                                                                        ========        ========         =======



Retained earnings:
    Balance at beginning of year                                        $  3,910        $  4,187         $ 3,898
       Net income                                                            846           1,193             899
       Cash dividends                                                       (414)         (1,470)           (610)
                                                                        --------        --------         -------
    Balance at end of year                                              $  4,342        $  3,910         $ 4,187
                                                                        ========        ========         =======



Currency translation adjustment:
    Balance at beginning of year                                        $    (36)       $    350         $   399
       Sale of investment in affiliate                                         -            (240)              -
       Other changes during the year                                         (84)           (146)            (49)
                                                                        ----------      --------         -------
    Balance at end of year                                              $   (120)       $    (36)        $   350
                                                                        ========        ========         =======



Unrealized holding gain on investments:
    Balance at beginning of year                                        $     25        $     65         $    79
       Change during the year                                                (12)            (40)            (14)
                                                                        ----------      --------         -------
    Balance at end of year                                              $     13        $     25         $    65
                                                                        ========        ========         =======




Total stockholders' equity - end of year                                $  4,592        $  4,256         $ 4,959
                                                                        ========        ========         =======





            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                        COMBINED STATEMENT OF CASH FLOWS



                                                                                   Year ended December 31
                                                                           --------------------------------------
                                                                                   (Millions of dollars)
                                                                            1997            1996            1995
                                                                            ----            ----            ----
Operating activities:
    Net income                                                           $   846          $1,193          $  899
    Reconciliation to net cash provided by operating activities:
       Depreciation, depletion and amortization                              421             407             361
       Dividends  (less) more than income in equity affiliates              (347)             38            (349)
       Net losses on asset sales                                              16              10              11
       Deferred income taxes                                                 (51)             36              18
       Prepaid charges and deferred credits                                  103              38              69
       Changes in operating working capital                                 (150)             (7)            (27)
       Gain on sale of investment in affiliate                                 -          (1,132)              -
       Other                                                                 (13)            (12)             66
                                                                         --------        -------          ------
           Net cash provided by operating activities                         825             571           1,048

Investing activities:
    Capital expenditures                                                    (905)           (741)           (663)
    Investments in and advances to affiliates                                (10)            (30)           (150)
    Net sales (purchases) of investment instruments                           34             (55)             (7)
    Proceeds from sale of investment in affiliate                              -           1,984               -
    Proceeds from asset sales                                                156              95              46
                                                                         -------         -------          ------
           Net cash (used for) provided by investing activities             (725)          1,253            (774)

Financing activities:
    Debt with terms in excess of three months :
       Borrowings                                                            845           1,112           1,063
       Repayments                                                           (628)         (1,351)         (1,093)
    Net increase (decrease) in other debt                                    323             (53)            275
    Dividends paid, including minority interest                             (414)         (1,490)           (617)
                                                                         -------         -------          ------
           Net cash provided by (used for) financing activities              126          (1,782)           (372)

Effect of exchange rate changes on cash and cash equivalents                (150)             (2)             13
                                                                         -------         -------          ------

Cash and cash equivalents:
    Net change during the year                                                76              40             (85)
    Beginning of year balance                                                206             166             251
                                                                         -------         -------          ------
    End of year balance                                                  $   282         $   206          $  166
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

      Chevron Corporation and Texaco Inc. (stockholders), through subsidiary companies, each own 50% of the common shares of the Group companies. The Group is primarily engaged in exploring, producing, refining, transporting and marketing crude oil and petroleum products in the Asia-Pacific and East-of-Suez Regions. The Group's accounting policies are in accordance with United States generally accepted accounting principles.

Translation of foreign currencies The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U.S. dollar. Major changes in economic facts and circumstances, including a significant reduction in regulatory restrictions for petroleum products in those countries, supported this change in functional currency.

      The change in functional currency is applied on a prospective basis. The U.S. dollar translated amounts of nonmonetary assets and liabilities at September 30, 1997 become the historical accounting basis for those assets and liabilities at October 1, 1997 and for subsequent periods. As a result of the change in functional currency, translation gains and losses on U.S. dollar denominated assets and liabilities of these affiliates will not arise in the Group's financial statements for periods after September 30, 1997. The $83 million cumulative translation adjustments for Korea and Japan at September 30, 1997 recorded prior to the change will remain as a separate component of stockholders' equity.

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

Short-term investments All highly liquid investments are classified as available for sale. Those with a maturity of three months or less when purchased are considered as "Cash equivalents" and those with longer maturities are classified as "Marketable securities".

Inventories Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Inventories are valued at the lower of cost or current market.

Investments and advances Investments in affiliates in which the Group has an ownership interest of 20% to 50% or majority-owned investments where control does not rest with the Group, are accounted for by the equity method. The Group's share of earnings or losses of these companies is included in current results, and the recorded investments reflect the underlying equity in each company. Investments in other affiliates are carried at cost and dividends are reported as income.

Property, plant and equipment Exploration and production activities are accounted for under the successful efforts method. Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method. All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class.

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

Derivative financial instruments The Group uses various derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing nonmonetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

Accounting for contingencies Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. Assessing contingencies necessarily involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

      If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the Group's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable are disclosed.

      Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature and amount of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the Group may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to stockholders or others.

Environmental matters The Group's environmental policies encompass the existing laws in each country in which the Group operates and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

Reclassifications Certain amounts for 1996 have been reclassified to conform with the current year's presentation.

Note 2  -  Asset Sale

      Effective April 1, 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold its 40% interest in its Bahrain refining joint venture (Bapco) plus related assets to its partner, the Government of the State of Bahrain, at net book value of approximately $140 million.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 3  -  Inventories

      The excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $28 million and $125 million at December 31, 1997 and 1996, respectively.

      During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. Inventory reductions, net of related market valuation adjustments ($14 million in 1997), decreased net income $5 million in 1997 and $1 million in 1995 and increased net income $4 million in 1996.

      Certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced earnings $36 million in 1997. Earnings increased $29 million in 1996 and $25 million in 1995 due to recovery of market values over previous years' writedowns.

Note 4  -  Equity in affiliates

      Investments in affiliates at equity include the following:

                                                                                             As of December 31
                                                                                           ----------------------
                                                                                           (Millions of dollars)
                                                                        Equity %            1997             1996
                                                                        --------            ----             ----

      Caltex Australia Limited (Australian Petroleum Pty. Limited )          50%        $    300         $   336
      Koa Oil Company, Limited                                               50%             353             364
      LG-Caltex Oil Corporation                                              50%             999             739
      Star Petroleum Refining Company, Ltd.                                  64%             228             287
      All other                                                          Various             155             116
                                                                                        --------         -------
                                                                                        $  2,035         $ 1,842
                                                                                        ========         =======

      The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

      In 1995, Caltex Australia Limited (CAL), a subsidiary of the Group, combined its petroleum refining and marketing operations with those of Ampol Limited to form Australian Petroleum Pty. Limited (APPL) which owns and manages the combined refining and marketing operations. CAL contributed net assets at their carrying value of $419 million for its 50% equity interest in APPL and no gain or loss was recognized.

      On December 31, 1997, CAL acquired the remaining 50% of APPL from its partner, a subsidiary of Pioneer International Limited, for approximately $186 million in cash plus the issuance of an additional 90 million shares of CAL stock. As a result of this transaction, the Group's equity in CAL has declined from 75% to 50% and its indirect equity in APPL has increased to 50% from 37.5%. This transaction was recorded as a purchase. CAL is now classified as an affiliate and the individual assets and liabilities have been excluded from the Group's consolidated financial statements for 1997.

      Effective April 1, 1996, the Group sold its 50% investment in Nippon Petroleum Refining Company, Limited (NPRC) to its partner, Nippon Oil Company, Limited (NOC) for approximately $2 billion in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to NOC of approximately $0.5 billion in the first quarter of 1996 and $2.1 billion in 1995.

      During 1995, an affiliate sold certain property required by the local government. The Group's share (approximately $171 million) of the resulting gain was included in the Group's 1995 net income.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 4  -  Equity in affiliates - continued

      The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position by the year 2000, however, it is likely that this will be delayed in view of the current economic difficulties.

      Shown below is summarized financial information for these affiliates (in millions of dollars):

                                                 100%                               Equity Share
                                        ----------------------                   -------------------
                                          1997          1996                       1997         1996
                                        ---------    ---------                   --------     ------

      Current assets                     $ 4,768      $ 6,128                    $ 2,400      $ 3,075
      Other assets                         7,345        7,303                      3,867        3,836

      Current liabilities                  4,740        5,191                      2,411        2,618
      Other liabilities                    3,483        4,768                      1,879        2,533
                                        --------     --------                   --------     --------

      Net worth                          $ 3,890      $ 3,472                    $ 1,977      $ 1,760
                                         =======      =======                    =======      =======


                                                 100%                                 Equity Share
                                     ----------------------------            ----------------------------
                                       1997      1996      1995                 1997      1996     1995
                                     --------  -------- ---------            --------- --------- --------

      Operating revenues             $ 14,669  $ 15,436 $ 15,396              $ 7,452   $ 7,751   $ 7,674
      Operating income                  1,078       749      955                  532       364       472
      Net income                          853       133      859                  390        51       425


      Cash dividends received from these affiliates were $43 million, $89 million, and $76 million in 1997, 1996 and 1995, respectively.

      Retained earnings as of December 31, 1997 and 1996, includes $1.4 billion and $1.0 billion, respectively, representing the Group's share of undistributed earnings of affiliates at equity.

Note 5  -  Short-term debt

      Short term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1997 and 1996 were 7.9% and 7.5%, respectively. Unutilized lines of credit available for short-term financing totaled $411 million as of December 31, 1997.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 6  -    Long-term debt

      Long-term debt, with related interest rates for 1997 and 1996 consist of the following:


                                                                As of December 31
                                                              --------------------
                                                              (Millions of dollars)
                                                               1997           1996
                                                               ----           ----

      U.S. dollar debt:
         Variable interest rate term loans                   $ 348            $ 294
         Fixed interest rate term loans
            with 6.40% and 6.25%  average rates                100              110

      Australian dollar debt:
         Promissory notes payable with
           6.73 % average rate                                   -               20
         Fixed interest rate loan with
           11.2% rate due 2001                                 218              224

      New Zealand dollar debt:
         Variable interest rate term loans                      63               46
         Fixed interest rate loan with
           8.09% rate due 2000                                   6                7

      Malaysian ringgit debt:
         Fixed interest rate loan with
           8.56% and 6.32% average rates                        21                8

      South African rand debt:
         Fixed interest rate loan with
           17.8% rate due 2003                                   9                -

      Other                                                      5                4
                                                             -----           ------
                                                             $ 770           $  713
                                                             =====           ======


      Aggregate maturities of long -term debt for the next five years are as follows (in millions of dollars): 1998 - $62 (included in short-term debt); 1999
- $75; 2000 - $133; 2001- $379; 2002 - $174; 2003 and thereafter - $9.

Note 7  -  Operating leases

      The Group has operating leases involving various marketing assets for which net rental expense was $105 million, $92 million, and $91 million in 1997, 1996 and 1995, respectively.

      Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars): 1998 - $44; 1999 - $36; 2000 - $32; 2001 - $34; 2002 - $33, and 2003
and thereafter - $48.

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

      The funded status of retirement plans, primarily foreign and inclusive of affiliates at equity, is as follows:

                                                                           As of December 31
                                                                -----------------------------------------
                                                                         (Millions of dollars)
                                                                 Assets Exceed            Accumulated
                                                                  Accumulated              Benefits
      Funding Status                                               Benefits              Exceed Assets
      --------------                                           -----------------        ----------------

                                                               1997         1996        1997        1996
                                                               ----         ----        ----        ----
      Actuarial present value :
         Vested benefit obligation                            $ 184       $  203      $   74       $  88
         Accumulated benefit obligation                         197          224          93         113
         Projected benefit obligation                           293          387         112         136

      Amount of assets available for benefits :
         Funded assets at fair value                          $ 276       $  348      $   46      $   51
         Net pension (asset) liability recorded                 (15)          (3)         54          67
                                                              -----       ------      ------      ------
             Total assets                                     $ 261       $  345      $  100      $  118
                                                              =====       ======      ======      ======

      Assets less than projected benefit obligation           $ (32)      $  (42)     $  (12)     $  (18)
         Consisting of:
             Unrecognized transition net assets
                 (liabilities)                                    1            -          (4)         (9)
             Unrecognized net losses                            (26)         (26)         (6)         (6)
             Unrecognized prior service costs                    (7)         (16)         (2)         (3)

      Weighted average rate assumptions:
         Discount rate                                          9.7%       10.9%        5.0%        5.6%
         Rate of increase in compensation                       7.8%        8.6%        2.8%        3.3%
         Expected return on plan assets                        10.3%       11.0%        4.0%        4.5%



                                                                               Year ended December 31
                                                                           -------------------------------
                                                                                (Millions of dollars)
      Components of Pension Expense                                       1997          1996         1995
      -----------------------------                                       ----          ----         ----

      Cost of benefits earned during the year                            $  26        $   26       $   32
      Interest cost on projected benefit obligation                         44            46           55
      Actual return on plan assets                                         (41)          (40)         (47)
      Net amortization and deferral                                         11            10           12
                                                                         -----        ------       ------
          Total                                                          $  40        $   42       $   52
                                                                         =====        ======       ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


 Note 9  -  Commitments and contingencies

      On June 17, 1997, Caltex Petroleum Corporation (CPC) received a claim from the U.S. Internal Revenue Service (IRS) for $292 million in excise tax, along with penalties and interest bringing the total to approximately $2 billion. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Prior to this time, CPC directly supplied crude oil to its Japanese customers, however, in 1980, a CPC subsidiary also became a contractual supplier of crude oil. The IRS position is that the additional supplier constituted a transfer of property, and was thus taxable. CPC is challenging the claim since the addition of another supplying company was not a taxable event. Additionally, CPC believes the claim is based on an overstated value. Finally, CPC disagrees with the imposition and calculation of interest and penalties. CPC believes the underlying excise tax claim is wrong, it also believes the related claim for penalties is wrong and the IRS claim for interest is flawed. CPC is challenging the claim and fully expects to prevail.

      To litigate this claim, CPC has been required to maintain a letter of credit in the amount of $2.3 billion, including interest for 1998. This letter was provided to the IRS during February, 1998. For excise taxes, unlike income taxes, the taxpayer is required to pay a portion of the tax liability to gain access to the courts. The required cash payment will not have a material impact on the Group's financial position or liquidity.

      CPC also is involved in IRS tax audits for years 1987-1993. While no claims have been asserted by the IRS for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

      CPC and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying CPC products in connection with a contract of affreightment. Although CPC had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against CPC. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. CPC sought to preclude the plaintiffs from pursuing the Louisiana litigation on various federal and procedural grounds. Having pursued these remedies in the federal court system without success (including a denial of a writ of certiorari by the U.S. Supreme Court), CPC management intends to continue to contest all of the foregoing litigation vigorously on various substantive and procedural grounds.

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

      In the Group's opinion, while it is impossible to ascertain the ultimate legal and financial liability, if any, with respect to the above mentioned and other contingent liabilities, the aggregate amount that may arise from such liabilities is not anticipated to be material in relation to the Group's combined financial position or liquidity, or results of operations over a reasonable period of time.

      In 1996, a CPC subsidiary entered into a contractual commitment, for a period of eleven years, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments (in billions of dollars) for CPC under this and other similar contracts, based on current pricing and projected growth rates, are: 1998 - $0.7, 1999 - $0.8, 2000 - $0.8, 2001 - $0.8, 2002 - $0.7, and 2003 to expiration of contracts - $3.6. Purchases (in billions of dollars) under this and other similar contracts were $1.0, $0.8, and $0.5 in 1997, 1996 and 1995, respectively.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS



Note 9  -  Commitments and contingencies - continued

      CPC  is   contingently   liable  for  sponsor  support  funding  for  both
construction completion (maximum $192 million) and post-completion loan repayments (maximum $304 million) in connection with an affiliate's project finance obligations. While the project is operational, construction completion as defined includes achieving extended continuous operation and satisfying certain financial conditions, which contractually must be met or resolved by June 30, 1998. The post-completion support declines progressively as the related long-term loans are repaid (final payment due 2010). As of December 31, 1997, there have been no calls made by lenders on either type of sponsor support. However, CPC has provided short-term extended trade credit related to crude oil supply of approximately $144 million to the affiliate as of December 31, 1997. Discussions are ongoing with the lenders and the Group anticipates that some sponsor support will be required, including replacing existing extended trade credit. However, the Group believes that this support will not have a material impact on its combined financial position or liquidity, or results of operations over a reasonable period of time.

Note 10  -  Financial Instruments

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                                     As of December 31
                                                                                   -----------------------
                                                                                   (Millions of dollars)
                                                                                  1997               1996
                                                                                  ----               ----
       Interest rate swaps - Pay Fixed, Receive Floating                         $ 591             $  460
       Interest rate swaps - Pay Floating, Receive Fixed                           209                265
       Commitments to purchase foreign currencies                                  467                417
       Commitments to sell foreign currencies                                       50                 11

      The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to eight years. Unrealized gains and losses on contracts outstanding at year-end 1997 and 1996 were not material.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to four years. Unrealized gains and losses applicable to outstanding forward exchange contracts at December 31, 1997 and 1996 were not material.

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets. The derivative positions are marked-to-market for valuation purposes. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Derivative gains and losses not considered as a hedge are recognized currently in income. Open positions and related unrealized gains and losses on commodity-based derivative hedging contracts outstanding as of December 31, 1997 and 1996 were not material.

      The Group's long-term debt of $770 million and $713 million as of December 31, 1997 and 1996, respectively, had fair values of $731 million and $756 million as of December 31, 1997 and 1996, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 10  -  Financial Instruments - continued

      The Group had investments in debt securities available-for-sale at amortized costs of $82 million and $116 million at December 31, 1997 and 1996, respectively. The fair value of these securities at December 31, 1997 and 1996 approximates amortized costs. As of December 31, 1997 and 1996, investments in debt securities available-for-sale had maturities less than ten years. As of December 31, 1997 and 1996, the Group's carrying amount for investments in affiliates accounted for at equity included $12 million and $25 million, respectively, for after tax unrealized net gains on investments held by these companies.

      The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet its obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk.

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

Note 11 - Taxes

      Taxes charged to income consist of the following:

                                                                                  Year ended December 31
                                                                         --------------------------------------
                                                                                   (Millions of dollars)
                                                                          1997             1996            1995
                                                                          ----             ----            ----
      Taxes other than income taxes (International):
         Duties, import and excise taxes                                $  1,409        $  1,349         $ 1,660
         Other                                                                19              18              29
                                                                        --------        --------         -------
                Total taxes other than income taxes                     $  1,428        $  1,367         $ 1,689
                                                                        ========        ========         =======

      Income taxes:
         U.S. taxes :
             Current                                                    $      8        $    455         $    24
             Deferred                                                         (2)             19             (23)
                                                                        --------        --------         -------
                Total U.S.                                                     6             474               1
                                                                        --------        --------         -------

         International taxes:
             Current                                                         407             491             425
             Deferred                                                        (49)             17              41
                                                                        --------        --------         -------
                Total International                                          358             508             466
                                                                        --------        --------         -------

      Total provision for income taxes                                  $    364        $    982         $   467
                                                                        ========        ========         =======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 11 - Taxes - continued

      Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                                  Year ended December 31
                                                                               -----------------------------
                                                                                1997       1996       1995
                                                                                ----       ----       ----

      Computed "expected" tax rate                                              35.0%      35.0%      35.0%

      Effect of recording equity in net income
       of affiliates on an after tax basis                                     (11.3)      (0.7)     (10.9)

      Effect of dividends received from
       subsidiaries and affiliates                                              (0.3)      (0.5)       2.9

      Income subject to foreign taxes at other
       than U.S. statutory tax rate                                              5.2        8.1        8.3

      Effect of sale of investment in affiliate                                    -        3.6         -

      Other                                                                      1.4       (0.3)      (1.1)
                                                                                ----       ----       ----


      Effective tax rate                                                        30.0%      45.2%      34.2%
                                                                                ====       ====       ====


      Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. A valuation allowance has been established to adjust recorded deferred tax assets to amounts likely to be recoverable. Temporary differences and tax loss carryforwards which give rise to deferred tax liabilities (assets) are as follows:

                                                                                    As of December 31
                                                                                  -----------------------
                                                                                  (Millions of dollars)
                                                                                 1997               1996
                                                                                 ----               ----

       Depreciation                                                             $ 314             $  337
       Miscellaneous                                                               22                 28
                                                                                -----             ------
           Deferred tax liabilities                                               336                365
                                                                                -----             ------

       Investment allowances                                                      (74)               (73)
       Tax loss carryforwards                                                     (50)               (10)
       Foreign exchange                                                           (33)                 -
       Retirement benefits                                                        (30)               (28)
       Miscellaneous                                                              (15)               (25)
                                                                                -----             ------
           Deferred tax assets                                                   (202)              (136)
       Valuation allowance                                                         27                 10
                                                                                -----             ------

           Net deferred taxes                                                   $ 161             $  239
                                                                                =====             ======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

      Deferred taxes are classified on the combined balance sheet as current assets of $29 million and noncurrent liabilities of $190 million as of December 31, 1997, and current assets of $10 million and noncurrent liabilities of $249 million as of December 31, 1996.

      Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1997 and $3.0 billion as of December 31, 1996. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability.

Note 12  -  Combined statement of cash flows

      Changes in operating working capital consist of the following:

                                                                               Year ended December 31
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1997           1996          1995
                                                                         ----           ----          ----

      Accounts and notes receivable                                     $  33         $ (235)       $   42
      Inventories                                                          85            (16)          (89)
      Accounts payable                                                   (252)           210            15
      Accrued liabilities                                                   1             18            31
      Estimated income taxes                                              (17)            16           (26)
                                                                        -----         ------        ------
         Total                                                          $(150)        $   (7)       $  (27)
                                                                        =====         ======        ======


      Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                                               Year ended December 31
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1997           1996          1995
                                                                         ----           ----          ----

      Interest paid (net of capitalized interest)                       $ 138         $  137        $  144

      Income taxes paid                                                 $ 440         $  865        $  466


      The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, results in a noncash reduction in the following combined balance sheet captions, which have not been included in the combined statement of cash flows:

      Net working capital                                                  $  60
      Equity in affiliates                                                    94
      Long-term debt                                                          45
      Minority interest                                                      109

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS



Note 12  -  Combined statement of cash flows - continued

      During 1995, Caltex Australia Limited exchanged, in a noncash investing transaction, its petroleum refining and marketing net assets of $419 million for an investment in Australian Petroleum Pty. Limited, an affiliate of the Group. No significant noncash investing or financing transactions occurred in 1996.

      Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

Note 13 - Oil and gas exploration, development and producing activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.

                                                                        APPENDIX

DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN
EXHIBIT 13 - TEXACO INC.'S 1997 ANNUAL REPORT TO STOCKHOLDERS

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 1997 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 1997 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1997 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix is separated in two parts. Part A (Items A1-A16) describes the graphic/image/illustration material contained in the portion of Texaco Inc.'s 1997 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1997 Annual Report on Form 10-K, in response to Form 10-K Items 1 and 2 - Business and Properties. Part B (Items B1-B6) describes the graphic material contained in the portion of Texaco Inc.'s 1997 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1997 Annual Report on Form 10-K, in response to Form 10-K Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART A
------

A1. The first item is an illustration on Page 11 entitled, "TEEMS: Remote Sensing." Below the illustration is a footnote which states, "Housed in an airplane, TEEMS combines radar and unique spectrometer technology to map the Earth's surface for potential drilling sites."

A2. The second item is an illustration on Page 11 entitled, "Vertical Cable Seismic." Below the illustration is a footnote which states, "In offshore exploration, vertical cables hold hydrophones in a 3-D grid pattern that helps reveal complex geological structures."

A3. The third item is an illustration on Page 12 entitled, "Conventional Drilling." Below the illustration is a footnote which states, "Conventional drilling can only gain access to some of the available hydrocarbons."

A4. The fourth item is an illustration on Page 12 entitled, "Multilateral Drilling." Below the illustration is a footnote which states, "Where multiple reserves are layered on top of one another, multilateral drilling extracts oil and gas from all levels simultaneously."

A5. The fifth item is a map illustration on Page 14. The map illustration is entitled, "Monterey Resources Acquisition Boosts California Net Production." The map depicts the location of four fields acquired by Texaco as a result of the Monterey

         Resources acquisition. Below the map is a footnote which states, "Monterey Resources' production sites in four fields lie in close proximity to Texaco's steamflood operations in Kern River and Midway-Sunset."

A6. The sixth item is a table on Page 14, which depicts Texaco's net production from California at the time of the Monterey Resources acquisition. The table is in barrels of oil equivalent per day, as follows:

                                                                                        Monterey/Texaco
                                      Monterey Fields                Texaco                Combined
                                      ---------------                ------                --------
          Midway-Sunset                    41,100                     3,870                   44,970
          Coalinga                          2,100                         0                    2,100
          Belridge                          2,500                         0                    2,500
          Kern River                        5,600                    94,570                  100,170
          Other                             4,200                    29,930                   34,130
                                         --------                 ---------                ---------
              Total                        55,500                   128,370                  183,870

         Below the table is  footnote  which  states  "The  addition of Monterey
         Resources   significantly  raised  Texaco's  total  net  production  in
         California."

A7. The seventh item is a graph on Page 15. The bar graph is entitled, "Monterey Resources' Impact on Texaco's Worldwide Proved Reserves" and is reflected in millions of barrels of oil equivalent (BOE). The graph indicates that as of December 31, 1995, 1996 and 1997, Texaco's worldwide proved reserves totaled 3,674 million BOE, 3,700 million BOE and 4,307 million BOE (including 420 million BOE in 1997 as a result of the Monterey Resources acquisition), respectively. Below the graph is a footnote which states, "The Monterey Resources acquisition provided an added boost to our worldwide reserves."

A8. The eighth item is a map illustration on Page 17. The map illustration is entitled, "Deepwater Gulf Discovery Sites" and depicts Texaco's discoveries in the Gulf of Mexico in 1995, 1996 and 1997. Below the map is a footnote which states, "Texaco has seven discoveries in the Gulf of Mexico's deepwater frontier."

A9. The ninth item is a map illustration on Page 17. The map illustration is entitled, "Deepwater Gulf Offshore Leases" and depicts where Texaco has lease interests in the Gulf of Mexico. Below the map is a footnote which states, "Texaco's extensive lease acreage in the Gulf's deep waters points to further upstream development."

A10. The tenth item is a bar graph on Page 18. The bar graph is entitled, "Deepwater Gulf: Number of Leases." The graph indicates that as of December 31, 1994, 1995, 1996 and 1997, Texaco had 106, 123, 273 and
         358 leases, respectively, in the Gulf of Mexico. Below the graph is a footnote which states, "Accelerated lease-buying since 1995 has made Texaco the third-largest player in the Gulf, in water depths greater than 1,300 feet."

A11. The eleventh item is a bar graph on Page 20 entitled, "Gasoline Market Share vs. Competitors" and reflects percent of market share in 1996, as follows:

                     Texaco (7.1%) and Shell (7.2%)                          14.3%
                     Mobil                                                    7.0%
                     Amoco                                                    6.9%
                     Exxon                                                    6.5%
                     Chevron                                                  6.2%

         A footnote next to the graph indicates that the source is the Lundberg Survey, Inc. Below the graph is another footnote which states, "The allied Texaco and Shell brands will present a formidable front to their principal U.S. competitors."

A12. The twelfth item is two bar graphs on Page 20 entitled, "Texaco-Shell Lubricants Comparison" and reflects the percent of market share in 1996, as follows:

                     Commercial and Industrial Lubricants:
                     Texaco (6.0%) and Shell (7.8%)                          13.8%
                     Mobil                                                    9.0%
                     Chevron                                                  8.2%
                     Exxon                                                    7.6%
                     Sun                                                      5.9%
                     Citgo                                                    3.0%

                     Total Lubricants:
                     Texaco (6.6%) and Shell (5.7%)                          12.3%
                     Pennzoil                                                 9.0%
                     Mobil                                                    7.9%
                     Chevron                                                  6.6%
                     Exxon                                                    6.0%
                     Sun                                                      4.6%
                     Castrol                                                  4.6%
                     Quaker State                                             4.4%

         A footnote next to the graphs indicates that the source is compiled from industry surveys. Below the graph is another footnote which states, "In the lubricants business, the combined Texaco and Shell brands will comprise an industry-leading force."

A13. The thirteenth item is a map illustration on Page 21 entitled, "Refining Alignment." The map depicts where the Texaco, Star Enterprise and Shell refineries are located in the United States, as well as footnoting that agreements call for the divestiture of the Shell refinery in Anacortes, Washington. Below the map is a footnote which states, "Strategically situated refineries will have a combined 12% share of the nation's refining capacity."

A14. The fourteenth item is a map illustration on Page 21 entitled, "Combined Market Share by State - 1997." The map of the United States illustrates the combined Texaco and Shell market share of branded gasoline sales by state and is color coded to indicate market share less than 10%, 10-20%, 20-30% and 30-40%. A footnote indicates that agreements call for divestiture of certain facilities in California and Hawaii. Another footnote indicates that the source is The NPD Group; Lundberg Survey. Below the map is a footnote which states, "Across the U.S., the alliances' combined market presence will strengthen both brands."

A15. The fifteenth item is a bar graph on Page 22 entitled, "U.S. Retail Facilities." The bar graph indicates that Texaco-branded, pre-alliance U.S. retail facilities totaled 13,859 in 1997 and the Shell- and Texaco-branded U.S. retail facilities will total 22,651 in 1998. A footnote indicates that data for 1998 excludes certain California and Hawaii facilities under divestiture agreements. Below the graph is a footnote which states, "Building Competitive Strength: With increased size will come not only greater strength but more opportunities for profitability, cost control and growth."

A16. The sixteenth item is a bar graph on Page 22 entitled, "U.S. Refining Capacity." The bar graph indicates that Texaco/Star Enterprise, pre-alliance U.S. refining capacity totaled 988,000 barrels a day in 1997 and the Shell and Texaco/Star Enterprise U.S. refining capacity will total 1,664,000 barrels a day in 1998. A footnote indicates that data for 1998 excludes Shell's Anacortes, Washington refinery under divestiture agreements.

PART B
------

B1. The first graph is located on Page 26. The bar graph is entitled "Revenues" and is reflected in billions of dollars. The revenues, in billions of dollars, for each year and segment are depicted as follows:

                               Petroleum      Crude Oil     Natural Gas        Other Revenues         Total
                               Products       ---------     -----------      (Including Equity,       -----
                               --------                                         Services and
                                                                                Asset Sales
                                                                                -----------
                  1995           $21.0          $11.4           $2.3                $2.1               $36.8
                  1996           $24.9          $15.4           $3.1                $2.1               $45.5
                  1997           $26.1          $14.3           $3.8                $2.5               $46.7

         Below the graph a footnote appears which states, "This chart shows the growth in Texaco's revenues, by major components."

B2. The second graph is located on Page 29. The bar graph is entitled "Exploration and Production - Total Operating Earnings" and is reflected in millions of dollars. The total exploration and production operating earnings, in millions of dollars, are depicted as follows:

                                     United States             International           Total
                                     -------------             -------------           -----
                    1995                 $  293                     $340                $  633
                    1996                 $1,123                     $478                $1,601
                    1997                 $  957                     $797                $1,754

         Below the graph a footnote appears which states, "Solid 1997 Upstream results reflect higher prices and a 9% increase in worldwide production since 1995."

B3. The third graph is located on Page 30. The bar graph is entitled "U.S. Branded Gasoline Sales (1995-1997)." The graph indicates that industry demand increased 2.9% and Texaco's sales increased 7.5% for the period 1995-1997. Below the graph a footnote appears which states, "During the period 1995-1997 Texaco's branded gasoline sales rose 7.5% while industry demand increased only 2.9%."

B4. The fourth graph is located on Page 31. The bar graph is entitled "Manufacturing, Marketing and Distribution - Total Operating Earnings" and is reflected in millions of dollars. The total manufacturing, marketing and distribution operating earnings, in millions of dollars, are depicted as follows:


                                     United States             International            Total
                                     -------------             -------------            -----
                     1995                $121                       $365                  $486
                     1996                $207                       $450                  $657
                     1997                $318                       $514                  $832

         Below the graph a footnote appears which states, "Worldwide Downstream earnings have significantly increased with 1997 results over 71% higher than in 1995."

B5. The fifth graph is located on Page 34. The bar graph is entitled "Capital and Exploratory Expenditures - Geographical," and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and geographical location are depicted as follows:

                                   United States         International         Acquisition of       Total
                                   -------------         -------------       Monterey Resources     -----
                                                                             ------------------
                     1995                $1.4                $1.7                  $ -               $3.1
                     1996                $1.6                $1.8                  $ -               $3.4
                     1997                $2.3                $2.2                  $1.4              $5.9

         Below the graph, two footnotes appear. The first footnote states "Includes equity in affiliates." The second footnote states, "This chart shows the growth in our capital expenditures, including the U.S. acquisition of Monterey Resources."

B6. The sixth graph is located on Page 34. The bar graph is entitled "Capital and Exploratory Expenditures - Functional," and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and function are depicted as follows:

                                  Exploration and        Manufacturing,        Acquisition of       Total
                                     Production            Marketing,        Monterey Resources     -----
                                     ----------           Distribution       ------------------
                                                           and Other
                                                           ---------
                     1995               $1.9                   $1.2                $ -               $3.1
                     1996               $2.4                   $1.0                $ -               $3.4
                     1997               $3.2                   $1.3                $1.4              $5.9

         Below the graph, two footnotes appear. The first footnote states "Includes equity in affiliates." The second footnote states, "This chart shows our continued emphasis on Upstream capital and exploratory expenditures in our drive to increase current and future production."



         BGM:jms
         APPENDIX.doc

                                INDEX TO EXHIBITS


     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits
     --------


         (3.1) Copy of Restated  Certificate of Incorporation of Texaco Inc., as
               amended  to  and   including   September   10,  1997,   including
               Certificate of  Designations,  Preferences and Rights of Series B
               ESOP Convertible  Preferred Stock, Series D Junior  Participating
               Preferred Stock,  Series F ESOP  Convertible  Preferred Stock and
               Series  G,  H,  I  and  J  Market   Auction   Preferred   Shares,
               incorporated  herein by reference to Texaco  Inc.'s  Registration
               Statement on Form S-4 (No. 333-36679), dated  September 29, 1997.                           *

         (3.2) Copy of By-Laws of Texaco Inc., as amended to and including  July
               25,  1997,  incorporated  herein by  reference  to Texaco  Inc.'s
               Quarterly Report Report on Form 10-Q  for  the  quarterly  period
               ended June 30, 1997, dated August 13, 1997.                                                     *

  (10(iii)(a)) Texaco Inc.'s 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A, pages 39 through 44 of Texaco Inc.'s proxy statement
               dated March 27, 1997.                                                                            *

  (10(iii)(b)) Texaco Inc.'s 1997 Incentive Bonus Plan, incorporated herein by reference to Appendix A, pages 45 and 46 of Texaco Inc.'s proxy statement dated
               March 27, 1997.                                                                                  *

  (10(iii)(c)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages
               A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993.                            *

  (10(iii)(d)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages
               IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989
               and to Exhibit A of  Texaco Inc.'s proxy statement dated March 29, 1991.                         *

  (10(iii)(e)) Texaco Inc.'s Incentive Bonus Plan, incorporated herein by reference to page
               IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989.                                      *

  (10(iii)(f)) Description of Texaco Inc.'s Supplemental Pension Benefits Plan, incorporated herein by reference to pages 8 and 9 of Texaco Inc.'s proxy statement dated March
               17, 1981.                                                                                        *

  (10(iii)(g)) Description of Texaco Inc.'s Revised Supplemental Pension Benefits
               Plan, incorporated herein by reference to pages 24 through 27 of Texaco Inc.'s
               proxy statement dated March 9, 1978.                                                             *

  (10(iii)(h)) Description of Texaco Inc.'s Revised Incentive Compensation Plan,
               incorporated herein by reference to pages 10 and 11 of Texaco Inc.'s proxy
               statement dated March 13, 1969.                                                                  *



        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

        (12.2) Definitions of Selected Financial Ratios.

         (13)  Copy of those  portions of Texaco  Inc.'s  1997 Annual  Report to
               Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

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