Form 10-Q
period 1998-03-31
TEXACO INC
filed 1998-05-13
CIK 97349

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


For the quarterly period ended March 31, 1998        Commission file number 1-27


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

     As of April 30, 1998, there were outstanding 541,115,315 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                                          PART I - FINANCIAL INFORMATION

                                       TEXACO INC. AND SUBSIDIARY COMPANIES
                                         STATEMENT OF CONSOLIDATED INCOME
                                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                --------------------------------------------------
                                      (Millions of dollars, except as noted)

                                                                                        (Unaudited)
                                                                                   --------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                   --------------------
                                                                                   1998              1997
                                                                                   ----              ----
         REVENUES
              Sales and services                                                $  7,922           $11,813
              Equity in income of affiliates,
                  interest,  asset sales and other                                   225               216
                                                                                --------           -------
                                                                                   8,147            12,029
                                                                                --------           -------
         DEDUCTIONS
              Purchases and other costs                                            6,114             9,298
              Operating expenses                                                     580               781
              Selling, general and administrative expenses                           276               419
              Exploratory expenses                                                   141                99
              Depreciation, depletion and amortization                               388               385
              Interest expense                                                       118               101
              Taxes other than income taxes                                          116               139
              Minority interest                                                       15                21
                                                                                --------           -------
                                                                                   7,748            11,243
                                                                                --------           -------

         Income before income taxes                                                  399               786

         Provision for (benefit from) income taxes                                   140              (194)
                                                                                --------           -------


         NET INCOME                                                             $    259           $   980
                                                                                ========           =======

         Preferred stock dividend requirements                                  $     14           $    14
                                                                                --------           -------

         Net income available for common stock                                  $    245           $   966
                                                                                ========           =======

         Per common share (dollars)
              Basic net income                                                  $    .46           $  1.86
              Diluted net income                                                $    .46           $  1.80

              Cash dividends paid                                               $    .45           $  .425

         Average shares outstanding for computation of
              earnings per share (thousands)
              Basic                                                              531,914           519,282
              Diluted                                                            551,421           540,063


                         See   accompanying    notes   to   consolidated financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                   ------------------------------------------
                              (Millions of dollars)
                                                                                         March 31,                December 31,
                                                                                           1998                       1997
                                                                                        -----------               ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   335                $   311
      Short-term investments - at fair value                                                      86                     84
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $20 million in 1998 and $22 million in 1997                            4,021                  4,230
      Inventories                                                                              1,160                  1,483
      Deferred income taxes and other current assets                                             290                    324
                                                                                             -------                -------
           Total current assets                                                                5,892                  6,432

   Investments and Advances                                                                    7,574                  5,097

   Properties, Plant and Equipment - at cost                                                  34,821                 38,956
   Less - accumulated depreciation, depletion and amortization                                20,226                 21,840
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,595                 17,116

        Deferred Charges                                                                         810                    955
                                                                                             -------                -------

           Total                                                                             $28,871                $29,600
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   889                $   885
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   1,946                  2,669
           Accrued liabilities                                                                 1,195                  1,480
      Estimated income and other taxes                                                           899                    960
                                                                                             -------                -------
           Total current liabilities                                                           4,929                  5,994

   Long-Term Debt and Capital Lease Obligations                                                5,927                  5,507
   Deferred Income Taxes                                                                       1,846                  1,825
   Employee Retirement Benefits                                                                1,213                  1,224
   Deferred Credits and Other Noncurrent Liabilities                                           1,572                  1,639
   Minority Interest in Subsidiary Companies                                                     652                    645
                                                                                             -------                -------
           Total                                                                              16,139                 16,834
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           448                    457
      Unearned employee compensation and benefit plan trust                                     (372)                  (389)
      Common stock (authorized: 700,000,000 shares, $3.125 par
           value; 567,606,290 shares issued)                                                   1,774                  1,774
      Paid-in capital in excess of par value                                                   1,682                  1,688
      Retained earnings                                                                       10,002                  9,987
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                        (107)                  (105)
         Minimum pension liability adjustment                                                    (14)                   (16)
         Unrealized net gain on investments                                                       31                     26
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                    (90)                   (95)
                                                                                             -------                -------
                                                                                              13,744                 13,722
      Less - Common stock held in treasury, at cost                                            1,012                    956
                                                                                             -------                -------
         Total stockholders' equity                                                           12,732                 12,766
                                                                                             -------                -------
           Total                                                                             $28,871                $29,600
                                                                                             =======                =======

                      See accompanying  notes to consolidated  financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------
                              (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                                --------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                --------------------
                                                                                              1998               1997
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                                 $ 259              $ 980
   Reconciliation to net cash provided by (used in)
      operating activities
         Receivable for refund of IRS deposits                                                    -               (700)
         Depreciation, depletion and amortization                                               388                385
         Deferred income taxes                                                                   56                100
         Exploratory expenses                                                                   141                 99
         Minority interest in net income                                                         15                 21
         Dividends from affiliates, less than equity
            in income                                                                          (130)               (40)
         Gains on asset sales                                                                    (5)               (19)
         Changes in operating working capital                                                  (242)               257
         Other - net                                                                            175                (49)
                                                                                              -----              -----
            Net cash provided by operating activities                                           657              1,034

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                        (784)              (678)
   Proceeds from asset sales                                                                     42                140
   Purchases of investment instruments                                                         (256)              (349)
   Sales/maturities of investment instruments                                                   247                389
   Other - net                                                                                    -                (57)
                                                                                              -----              -----
            Net cash used in investing activities                                              (751)              (555)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               396                150
         Repayments                                                                            (277)               (75)
   Net increase (decrease) in other borrowings                                                  363               (174)
   Purchases of common stock                                                                   (105)               (31)
   Dividends paid to the company's stockholders
      Common                                                                                   (239)              (221)
      Preferred                                                                                  (5)                (4)
   Dividends paid to minority shareholders                                                       (9)               (10)
                                                                                              -----              -----
            Net cash provided by (used in) financing activities                                 124               (365)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                               (6)                (6)
                                                                                              -----              -----
   Increase during period                                                                        24                108
   Beginning of year                                                                            311                511
                                                                                              -----              -----
   End of period                                                                              $ 335              $ 619
                                                                                              =====              =====






                           See  accompanying  notes  to  consolidated  financial statements.

                      TEXACO INC. AND SUBSIDIARY COMPANIES
          CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------
                              (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                                --------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                --------------------
                                                                                              1998               1997
                                                                                              ----               ----

   NET INCOME                                                                                  $259               $980
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                                                            (2)               (30)
      Minimum pension liability adjustment                                                        2                  -
      Unrealized net gain (loss) on investments                                                   5                (11)
                                                                                               ----               ----
                                                                                                  5                (41)
                                                                                               ----               ----
   TOTAL NONOWNER CHANGES IN EQUITY                                                            $264               $939
                                                                                               ====               ====


                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Formation of Equilon Enterprises LLC
--------------------------------------------

On January 15, 1998, Texaco and Shell Oil Company reached agreement on the formation and operational start up, effective January 1, 1998, of Equilon Enterprises LLC (Equilon), a Delaware limited liability company. Equilon is a joint venture that combines major elements of the companies' western and midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Texaco owns 44 percent and Shell owns 56 percent of Equilon.

Beginning January 1, 1998, we are accounting for our interest in Equilon using the equity method. Under this method, we record our share of Equilon's results of operations on a one-line basis to Equity in Income of Affiliates in the Consolidated Statement of Income. We reclassified the net amount of assets and liabilities of the businesses contributed to Equilon to Investments and Advances in the Consolidated Balance Sheet. Additionally, we now record transactions between Texaco and Equilon as outside third-party transactions. The foregoing results in significant variances between the 1998 and 1997 periods in the individual line captions appearing in our financial statements.

The carrying amounts at January 1, 1998, of the principal assets and liabilities of the businesses we contributed to Equilon were $.3 billion of net working capital assets, $2.8 billion of net properties, plant and equipment and $.2 billion of debt.

Summarized unaudited financial information for Equilon, for the three month period ended March 31, 1998, is presented below on a 100% Equilon basis (in millions of dollars):

           Gross revenues                              $6,360
           Income before income taxes                  $  112

We record provision for income taxes and related liability applicable to our share of Equilon's income in our consolidated financial statements.

At March 31, 1998, we had a note receivable from Equilon of $463 million, representing reimbursement of certain capital expenditures incurred prior to the formation of the joint venture. These proceeds were received in April, 1998.

In April, 1998, Shell Oil Company entered into an agreement to sell its Anacortes refinery to Tesoro Petroleum Corporation as part of an agreement with the Federal Trade Commission (FTC). Equilon is entitled to the net proceeds of the sale and any gain or loss which may result from the disposition of the refinery. Tesoro will acquire the refinery for $237 million plus a working capital adjustment. Subject to final FTC approval, the transaction is expected to close during the summer of 1998.

Texaco, Shell and Saudi Refining, Inc. are working to finalize agreements for a separate joint venture involving their eastern United States and Gulf Coast refining and marketing businesses. Initially, Texaco and Saudi Refining, Inc. will each own 32.5 percent and Shell will own 35 percent of the joint venture.


Note 2. Inventories
-------------------

The inventory accounts of Texaco Inc. and consolidated subsidiary companies are presented below (in millions of dollars):


                                                                                                 As of
                                                                                --------------------------------------
                                                                                 March 31,                December 31,
                                                                                   1998                       1997
                                                                                -----------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  169                    $  308

     Petroleum products and petrochemicals                                           768                       893

     Other merchandise                                                                39                        59

     Materials and supplies                                                          184                       223
                                                                                  ------                    ------
          Total                                                                   $1,160                    $1,483
                                                                                  ======                    ======


Note 3. Contingent Liabilities
------------------------------

Information  relative to commitments  and contingent  liabilities of Texaco Inc.
and subsidiary companies is presented in Notes 16 and 18, pages 57-58 and 61, respectively, of Texaco Inc.'s 1997 Annual Report to Stockholders.


                                   ----------

In the company's opinion, while it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities and commitments, the aggregate amount of such liability in excess of financial reserves is not anticipated to be materially important in relation to the consolidated financial position or results of operations of Texaco.













Note 4. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100%
Caltex Group basis (in millions of dollars):


                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              1998            1997
                                                                              ----            ----
                  Gross revenues                                             $4,306          $4,694

                  Income before income taxes                                 $  319          $  320

                  Net income                                                 $  204          $  186


Effective October 1, 1997, Caltex changed the functional currency used to account for operations in its Korean and Japanese affiliates to the U.S. dollar.

Effective April 1, 1997, Caltex' 40% interest in its Bahrain refining joint venture (Bapco) was sold to the Government of the State of Bahrain at approximately net book value.







                              * * * * * * * * * * *







In the determination of preliminary and unaudited financial statements for the three-month periods ended March 31, 1998 and 1997, our accounting policies have been applied on a basis consistent with the application of such policies in our financial statements issued in our 1997 Annual Report to Stockholders. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. We make no forecasts or representations with respect to the level of net income for the year 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

Texaco's net income for the first quarter of 1998 was $259 million ($.46 per share). This compares with net income for the first quarter of 1997 of $980 million ($1.80 per share), including a special item. Net income for the first quarter of 1997, before a special benefit of $488 million associated with a tax settlement, was $492 million ($.90 per share).

In the first quarter of 1998:
           o    Worldwide daily production rose 16 percent;
           o Cash operating expenses per barrel dropped more than five percent, aided by lower energy costs and higher volumes;
           o    Capital and exploratory expenditures grew 21 percent; and
           o Equilon Enterprises LLC, a joint venture combining Texaco's and Shell's western and midwestern U.S. downstream assets, began commercial operations.

Our first quarter 1998 results were marked by increases in production, improved downstream results and tight controls on cash operating expenses. However, these positive factors could not overcome the decline in worldwide crude oil and natural gas prices. Operationally, we experienced a very good first quarter. Production increases were on target toward achieving our planned double-digit growth for the year; however, total earnings were significantly impacted by the drop in worldwide crude oil and natural gas prices.

The first quarter of 1998 included a full quarter of production from the Captain and Erskine fields, both in the U.K. North Sea. Production increased in the Partitioned Neutral Zone (between Saudi Arabia and Kuwait), Colombia, and in the U.S. as a result of the November, 1997 acquisition of Monterey Resources. Additionally, first quarter production included the recently acquired 20 percent interest in the Karachaganak field in Kazakhstan.

Our worldwide downstream operations benefited from higher gasoline sales volumes and higher margins. In the U.S., margins improved over last year's depressed levels but weakened during the quarter due to oversupply. Equilon, our U.S.
downstream alliance with Shell Oil Company, recently began operations and agreements are being finalized by Texaco, Shell and Saudi Refining, Inc. for a separate joint venture involving the Eastern and Gulf Coast refining and marketing businesses.

OPERATING EARNINGS

PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

First quarter 1998 earnings were $107 million, compared to $311 million for the first quarter of 1997. The decline was a result of lower crude oil and natural gas prices. Average realized crude oil prices were $11.78 per barrel, $7.84 below 1997. Crude oil prices have plummeted due to rising oil stocks and slowing of world demand growth. Average natural gas prices were $2.14 per thousand cubic feet (MCF), $.52 below 1997. Prices for natural gas decreased due to mild weather as well as increased inventory levels.

Production increased more than 12 percent; however, earnings did not significantly benefit from this increase due to low heavy crude oil prices. Higher volumes included production from the acquired Monterey properties and continued development of natural gas opportunities in Texas and Louisiana.

We continued to aggressively pursue producing opportunities in the Gulf of Mexico leading to higher exploration expenses this year. Exploration expenses for the first quarter were $96 million before tax versus $42 million last year. Operationally, cash operating expenses on a per barrel basis were lower than the first quarter of 1997.

         International

First quarter 1998 earnings were $40 million, compared to $156 million for the first quarter of 1997. The decline in earnings was the result of lower crude oil prices. Average realized crude oil prices were $11.95 per barrel for the quarter, $7.53 below 1997. At these depressed prices, earnings did not significantly benefit from a daily production increase of 20 percent. The increase was from a full quarter of Captain and Erskine production in 1998, both of which are in the U.K. North Sea. Production also increased in the Partitioned Neutral Zone and Colombia, and as a result of our recently acquired 20 percent interest in the Karachaganak field in Kazakhstan.

Operating results for the first quarter 1998 included a non-cash currency charge of $4 million related to deferred income taxes denominated in British pounds. This compares to a benefit of $19 million for the first quarter of 1997.


     MANUFACTURING, MARKETING AND DISTRIBUTION
         United States

First quarter 1998 earnings were $47 million and include results from the recently formed Equilon, our downstream alliance with Shell Oil Company. Earnings for the first quarter of 1997 were $6 million.

Earnings in 1998 included the impact of overall lower crude costs that temporarily improved margins. However, weather conditions weakened demand for heating oil and West Coast gasoline. Gasoline prices, adjusted for inflation, hit their lowest levels in 25 years. Additionally, refinery results included scheduled downtime at several plants within our system.

Earnings for 1997 included the adverse effects of intense competition that squeezed margins in the West Coast marketplace. Refinery fires late in 1996 and early in 1997 negatively affected product yields and caused casualty loss expenses during 1997.

         International

First quarter 1998 earnings were $182 million, compared to $104 million for the first quarter of 1997. The international refining and marketing businesses in Europe, Latin America and our affiliate Caltex, reported higher 1998 earnings.

Our refining operations in Europe and Latin America experienced improved margins from lower crude costs in 1998. Improved European marketing results were due to increased sales volumes and higher retail margins primarily in the United Kingdom. The recovery from the 1997 Scandinavian price war also contributed to the higher earnings. Improved margins and higher sales volumes in Central America, the Caribbean, and Brazil drove stronger marketing results in Latin America.

In the Caltex area, margins in Korea improved due to decreased crude costs and partial recovery of local fourth quarter 1997 currency losses. The Caltex area also experienced a modest increase in refined product sales volumes. Although inland sales volumes were lower due to the economic crisis in Southeast Asia, higher trading volumes led to the overall volume improvement. Included in 1998 earnings were unfavorable net currency-related effects of $16 million; primarily tax charges on local currency gains on U.S. obligations resulting from the strengthening of the Korean won. Last year's results included Korean currency losses of $21 million.

Results for 1998 included a non-cash currency charge of $3 million for the first quarter related to deferred income taxes denominated in British pounds. This compares to a benefit of $5 million for the first quarter of 1997.

         NONPETROLEUM

Nonpetroleum earnings for the first quarter of 1998 were $2 million, compared with $12 million for the first quarter of 1997.


                             CORPORATE/NONOPERATING

Corporate and nonoperating results for the first quarter of 1998 were charges of $119 million, compared to $97 million for the first quarter of 1997, excluding special items. The change was due principally to increased interest expense on higher debt levels and Texaco's corporate advertising campaign introduced in the second half of 1997.

Including a special benefit of $488 million associated with an IRS settlement, corporate/nonoperating earnings for the first quarter of 1997 totaled $391 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $421 million at March 31, 1998, as compared with $395 million at year-end 1997.

During 1998, our operations provided cash of $657 million. We raised an additional $482 million from net borrowings. We spent $784 million on our capital and exploratory program and paid $253 million in common, preferred and minority interest dividends.

At March 31, 1998, our ratio of total debt to total borrowed and invested capital was 33.7%, as compared with 32.3% at year-end 1997. At March 31, 1998, our long-term debt included $1.7 billion of debt scheduled to mature within one year which we have both the intent and ability to refinance on a long-term basis. During the first quarter of 1998, we issued $83 million under our Medium-Term Note Program and borrowed $150 million at 5.92% for seven years to cover expenditures at our Erskine field in the U.K. North Sea. Commercial paper at March 31, 1998 totaled $1,245 million, as compared with $892 million at December 31, 1997. We maintained revolving credit facilities with commitments of $1.7 billion, which were unused at March 31, 1998.

During the first quarter of 1998, we purchased about $100 million of common stock in the open market. This completed a program under which we purchased $650 million of our common stock during the last two years. On March 30, 1998, we announced that we will purchase up to an additional $1 billion of our common stock, subject to market conditions, through open market purchases or privately negotiated transactions.

In April ,1998, we received $463 million from Equilon, representing reimbursement of certain capital expenditures incurred prior to the formation of Equilon. Also in April, 1998, we received a cash distribution from Equilon of $83 million.

During April, 1998, we repurchased approximately $200 million of 10.61% notes which we assumed in connection with the November, 1997 acquisition of Monterey Resources. We funded the repurchase by issuing commercial paper.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $967 million for the first quarter of 1998, compared to $799 million for the same period in 1997.

In the United States upstream, offshore development continued in the deepwater Gulf of Mexico where Texaco holds a strong lease-acreage position. Work continued during the quarter on the fabrication and installation of the Petronius compliant tower. Also, subsea development work moved forward on the Gemini field, a major gas reserve with production expected during 1999. Expenditures in 1998 increased for enhanced oil recovery projects using advanced thermal recovery techniques to increase production from the acquired Monterey properties and other core producing fields. Exploratory expenses in the United States increased as we aggressively pursued our program to grow oil and gas production and reserves.

Internationally,   higher  upstream   expenditures  include  our  investment  in
discovered reserve opportunities, such as the Karachaganak venture. Development work continued in the U.K. North Sea, Indonesia and other promising areas.

In the downstream operations, through domestic and international alliances and subsidiaries, Texaco continues to invest in projects that enhance brand loyalty and increase market share.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 5 to the Consolidated Financial Statements of this Form 10-Q and to Item 3 of Texaco
Inc.'s 1997 Annual Report on Form 10-K, which are incorporated herein by reference.

Environmental Matters

As of March 31, 1998, Texaco Inc. and/or its subsidiaries were parties to various proceedings, instituted by governmental authorities arising under the provisions of applicable laws or regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, none of which is material to the business or financial condition of the company. The following is a brief description of a new proceeding which, because of the amount involved, requires disclosure under applicable Securities and Exchange Commission regulations:

         On March 26, 1998, the Department of Justice and the U.S. Environmental Protection Agency sued Texaco Exploration and Production Inc. (TEPI) alleging that TEPI violated the Clean Water Act and the Oil Pollution Act due to leaks and spills at the Aneth unit, located in southeastern Utah. The complaint seeks $2.3 million and unspecified injunctive relief for spills between December 6, 1991 and the time of the complaint.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of the Stockholders of Texaco Inc. was held on April 28, 1998, for the purpose of (1) electing five directors, (2) approving the appointment of auditors for the year 1998, (3) approval of an amendment to the Stockholder Rights Plan and (4) acting on two stockholder proposals relating to an independent chairperson and classification of the Board of Directors. The following summarizes the stockholder voting results:

Stockholders elected Peter I. Bijur, John Brademas, Mary K. Bush, Sam Nunn and Charles H. Price, II, each for a three-year term expiring at the 2001 Annual Meeting. The vote tabulation for each individual director was as follows:



                    Director                   Shares Voted for           % of Vote           Shares Withheld
                    --------                   ----------------           ---------           ---------------
                    Peter I. Bijur                 477,015,808                97.7%                  11,212,699
                    John Brademas                  478,602,997                98.0%                   9,625,510
                    Mary K. Bush                   478,489,714                98.0%                   9,738,793
                    Sam Nunn                       478,865,062                98.1%                   9,363,445
                    Charles H. Price, II           478,979,573                99.1%                   9,248,934

Directors continuing in office were Willard C. Butcher, Edmund M. Carpenter, Michael C. Hawley, Franklyn G. Jenifer, Robin B. Smith, William C. Steere, Jr., Thomas A. Vanderslice and William Wrigley.

The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 1998 was approved. Of those shares voted, 483,830,368 shares, or 99.4%, voted in favor, 2,829,316 shares, or .6% voted against, and 1,568,421 shares abstained.

The proposal to approve an amendment to the Stockholder Rights Plan as set forth in Item 3 of the 1998 Proxy Statement was approved. Of those shares voted, 281,120,105 shares, or 65.6%, voted in favor, 147,633,897 shares, or 34.4% voted against, and 3,326,210 shares abstained.

Stockholders rejected the two stockholder proposals. The proposal relating to an independent chairperson, as set forth in Item 4 of the 1998 Proxy Statement, was rejected by a vote of 315,507,089 shares, or 74.3%. Shares voting for the proposal totaled 109,171,418 shares, or 25.7%, and 7,395,177 shares abstained.

The proposal relating to the classification of the Board of Directors, as set forth in Item 5 of the 1998 Proxy Statement, was rejected by a vote of 240,083,047 shares, or 56.5%. Shares voting for the proposal totaled 184,737,419 shares, or 43.5%, and 7,234,521 shares abstained.

Item 5. Other Information
-------------------------

                                                                                                    (Unaudited)
                                                                                                --------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                --------------------
                                                                                              1998               1997
                                                                                              ----               ----
                                                                                                (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                                        $ 107              $ 311
         International                                                                           40                156
                                                                                              -----              -----
           Total                                                                                147                467
                                                                                              -----              -----
      Manufacturing, marketing and distribution
         United States                                                                           47                  6
         International                                                                          182                104
                                                                                              -----              -----
           Total                                                                                229                110
                                                                                              -----              -----

           Total petroleum and natural gas                                                      376                577
   Nonpetroleum                                                                                   2                 12
                                                                                              -----              -----
           Total operating earnings                                                             378                589
Corporate/Nonoperating                                                                         (119)               391
                                                                                              -----              -----
Total net income                                                                              $ 259              $ 980
                                                                                              =====              =====

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
Exploration and production
         United States                                                                        $ 476              $ 352
         International                                                                          290                282
                                                                                              -----              -----
           Total                                                                                766                634
                                                                                              -----              -----
Manufacturing, marketing and distribution
         United States                                                                           88                 60
         International                                                                           99                101
                                                                                              -----              -----
           Total                                                                                187                161
                                                                                              -----              -----
Other                                                                                            14                  4
                                                                                              -----              -----
           Total                                                                              $ 967              $ 799
                                                                                              =====              =====


                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1998            1997
                                                                                                      ----            ----
OPERATING DATA
--------------

Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                                                          452            384
     Net production of natural gas - available
         for sale (000 MCFPD)                                                                         1,738          1,656
     Total net production (000 BOEPD)                                                                   742            660

     Natural  gas sales (000 MCFPD)                                                                   3,882          3,841

     Average U.S. crude (per bbl)                                                                    $11.78         $19.62
     Average U.S. natural gas (per mcf)                                                              $ 2.14         $ 2.66
     Average WTI (Spot) (per bbl)                                                                    $15.92         $22.76
     Average Kern (Spot) (per bbl)                                                                   $ 8.89         $15.98

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                                                         158            114
         Indonesia                                                                                      155            140
         Partitioned Neutral Zone                                                                       108             90
         Other                                                                                           70             69
                                                                                                     ------         ------
              Total                                                                                     491            413
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                                                         258            241
         Colombia                                                                                       208            132
         Other                                                                                          123            102
                                                                                                     ------         ------
              Total                                                                                     589            475

     Total net production (000 BOEPD)                                                                   589            492

     Natural gas sales (000 MCFPD)                                                                      777            620

     Average International crude (per bbl)                                                           $11.95         $19.48
     Average U.K. natural gas (per mcf)                                                              $ 2.65         $ 2.85
     Average Colombia natural gas (per mcf)                                                          $  .91         $ 1.05

Worldwide
---------
     Total worldwide net production (MBOEPD)                                                          1,331          1,152


                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1998            1997
                                                                                                      ----            ----
OPERATING DATA
--------------

Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Western U.S.                                                                                   358            409
         Eastern U.S.                                                                                   313            336
                                                                                                     ------         ------
              Total                                                                                     671            745

     Refined product sales (000 BPD)
         Gasolines                                                                                      492            497
         Avjets                                                                                         163             89
         Middle Distillates                                                                             180            214
         Residuals                                                                                       96             85
         Other                                                                                          120            120
                                                                                                     ------         ------
              Total                                                                                   1,051          1,005

International
     Refinery input (000 BPD)
     Europe                                                                                             374            348
     Affiliate - Caltex                                                                                 437            407
     Latin America/West Africa                                                                           57             62
                                                                                                     ------         ------
         Total                                                                                          868            817

     Refined product sales (000 BPD)
     Europe                                                                                             564            495
     Affiliate - Caltex                                                                                 593            586
     Latin America/West Africa                                                                          428            366
     Other                                                                                               49             44
                                                                                                     ------         ------
     Total                                                                                            1,634          1,491


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --   (11) Computation of Earnings Per Share of Common Stock.

     --   (12) Computation of Ratio  of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

     --   (20) Copy  of  Texaco  Inc.'s  Annual  Report  on  Form  10-K for  the
               fiscal year ended December 31, 1997 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1997), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --   (22) Information  relative  to  the  various  matters  submitted  to a vote of security holders are described on pages 9 through 28 of the 1998 Proxy Statement of Texaco Inc., relating to the Annual Meeting of Stockholders held on April 28, 1998, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     -- (27.1) Financial Data Schedule for the three months ended March 31,
               1998.


     -- (27.2) Financial Data Schedules for periods ended  March 31, 1996,  June
               30, 1996, September 30, 1996, and December 31, 1996, restated from previous filings to report basic and diluted Earnings per Share in accordance with FASB Statement No. 128, "Earnings per Share."


     -- (27.3) Financial Data Schedules for periods  ended  March 31, 1997, June
               30, 1997, and September 30, 1997, restated from previous filings to report basic and diluted Earnings per Share in accordance with FASB Statement No. 128, "Earnings per Share."


(b) Reports on Form 8-K:

     During the first quarter of 1998, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   January 23, 1998 (date of earliest event reported: January 22, 1998)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1997.

     2.   January 30, 1998 (date of earliest event reported: January 15, 1998)

          Item 2. Acquisition or Disposition of Assets -- reported that Texaco and Shell Oil Company reached agreement on the formation and operational start up of Equilon Enterprises LLC, a newly formed Delaware limited liability company. Equilon is a joint venture that combines major elements of the companies' western and mid-western U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses; and Item 7(b), Proforma Financial Information, provided applicable unaudited proforma financial statements.

     3.   March 5, 1998 (date of earliest event reported: March 4, 1998)

          Item 5. Other Events -- provided a description of an Officer's Certificate executed by Texaco Capital Inc., a wholly-owned subsidiary of the Registrant, which established the terms and provisions of a series of securities designated "Series 1998 Medium-Term Notes," for up to $500 million.

     4.   April 1, 1998 (date of earliest event reported: March 30, 1998)

          Item 5. Other Events -- reported that Texaco announced a stock repurchase program for up to $1 billion.

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




Date:    May 13, 1998
         ------------