Form 10-Q
period 1998-06-30
TEXACO INC
filed 1998-08-11
CIK 97349

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


For the quarterly period ended June 30, 1998         Commission file number 1-27


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

     As of July 31, 1998, there were outstanding 535,859,243 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
            ---------------------------------------------------------
                     (Millions of dollars, except as noted)

                                                                                             (Unaudited)
                                                                        -------------------------------------------------
                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                        ------------------          --------------------
                                                                         1998           1997          1998           1997
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $15,651        $22,796      $  7,729        $10,983
              Equity in income of affiliates, interest,
                  asset sales and other                                    540            729           315            513
                                                                       -------        -------      --------        -------
                                                                        16,191         23,525         8,044         11,496
                                                                       -------        -------      --------        -------
         DEDUCTIONS
              Purchases and other costs                                 12,086         17,969         5,972          8,671
              Operating expenses                                         1,225          1,571           645            790
              Selling, general and administrative expenses                 572            836           296            417
              Exploratory expenses                                         231            192            90             93
              Depreciation, depletion and amortization                     763            757           375            372
              Interest expense                                             234            203           116            102
              Taxes other than income taxes                                225            268           109            129
              Minority interest                                             30             37            15             16
                                                                       -------        -------      --------        -------
                                                                        15,366         21,833         7,618         10,590
                                                                       -------        -------      --------        -------

         Income before income taxes                                        825          1,692           426            906

         Provision for income taxes                                        224            141            84            335
                                                                       -------        -------      --------        -------

         NET INCOME                                                    $   601        $ 1,551      $    342        $   571
                                                                       -------        -------      --------        -------

         Preferred stock dividend requirements                         $    27             28      $     13        $    14
                                                                       -------        -------      --------        -------

         Net income available for common stock                         $   574        $ 1,523      $    329        $   557
                                                                       =======        =======      ========        =======

         Per common share (dollars)
              Basic net income                                         $  1.08        $  2.93      $   0.62        $  1.07
              Diluted net income                                       $  1.07        $  2.85      $   0.61        $  1.05

              Cash dividends paid                                      $  0.90        $  0.85      $   0.45        $ 0.425

         Average shares outstanding for computation
               of earnings per share (thousands)
              Basic                                                    531,232        519,328       530,550        519,375
              Diluted                                                  550,598        539,963       549,775        539,863



                              See  accompanying   notes  to  consolidated  financial statements.

                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEET
                                          AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                          -----------------------------------------
                                                   (Millions of dollars)
                                                                                         June 30,                December 31,
                                                                                           1998                    1997
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   345                $   311
      Short-term investments - at fair value                                                      48                     84
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $20 million in 1998 and $22 million in 1997                            3,931                  4,230
      Inventories                                                                              1,214                  1,483
      Deferred income taxes and other current assets                                             344                    324
                                                                                             -------                -------
           Total current assets                                                                5,882                  6,432

   Investments and Advances                                                                    7,234                  5,097

   Properties, Plant and Equipment - at cost                                                  35,056                 38,956
   Less - accumulated depreciation, depletion and amortization                                20,281                 21,840
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,775                 17,116

        Deferred Charges                                                                         904                    955
                                                                                             -------                -------

           Total                                                                             $28,795                $29,600
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   689                $   885
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   1,866                  2,669
           Accrued liabilities                                                                 1,266                  1,480
      Estimated income and other taxes                                                           945                    960
                                                                                             -------                -------
           Total current liabilities                                                           4,766                  5,994

   Long-Term Debt and Capital Lease Obligations                                                6,281                  5,507
   Deferred Income Taxes                                                                       1,803                  1,825
   Employee Retirement Benefits                                                                1,241                  1,224
   Deferred Credits and Other Noncurrent Liabilities                                           1,548                  1,639
   Minority Interest in Subsidiary Companies                                                     641                    645
                                                                                             -------                -------
           Total                                                                              16,280                 16,834
                                                                                             -------                -------
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           440                    457
      Unearned employee compensation and benefit plan trust                                     (354)                 (389)
      Common stock (authorized: 700,000,000 shares, $3.125 par
           value; 567,606,290 shares issued)                                                   1,774                  1,774
      Paid-in capital in excess of par value                                                   1,669                  1,688
      Retained earnings                                                                       10,083                  9,987
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                        (107)                 (105)
         Minimum pension liability adjustment                                                    (14)                  (16)
         Unrealized net gain on investments                                                       33                     26
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                    (88)                  (95)
                                                                                             -------                -------
                                                                                              13,824                 13,722
      Less - Common stock held in treasury, at cost                                            1,309                    956
                                                                                             -------                -------
         Total stockholders' equity                                                           12,515                 12,766
                                                                                             -------                -------
           Total                                                                             $28,795                $29,600
                                                                                             =======                =======


                                See  accompanying  notes to consolidated financial statements.

                                             TEXACO INC. AND SUBSIDIARY COMPANIES
                                       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                       -----------------------------------------------
                                                    (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                              -----------------------
                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                              -----------------------
                                                                                              1998               1997
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                               $   601            $ 1,551
   Reconciliation to net cash provided by (used in)
      operating activities
         Receivable for refund of IRS deposits                                                    -               (700)
         Depreciation, depletion and amortization                                               763                757
         Deferred income taxes                                                                 (21)                185
         Exploratory expenses                                                                   231                192
         Minority interest in net income                                                         30                 37
         Dividends from affiliates less than
            equity in income                                                                   (116)              (144)
         Gains on asset sales                                                                   (58)              (287)
         Changes in operating working capital                                                  (316)               (89)
         Other - net                                                                              9                (52)
                                                                                            -------            -------
            Net cash provided by operating activities                                         1,123              1,450

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (1,503)            (1,451)
   Proceeds from asset sales                                                                    113                742
   Purchases of investment instruments                                                         (405)              (608)
   Sales/maturities of investment instruments                                                   458                657
   Payments from Equilon Enterprises LLC for prior years' capital expenditures                  463                  -
   Other - net                                                                                   25               (142)
                                                                                            -------            -------
            Net cash used in investing activities                                              (849)              (802)
FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               967                221
         Repayments                                                                            (454)              (180)
   Net increase (decrease) in other borrowings                                                  201                (85)
   Purchases of common stock                                                                   (404)               (36)
   Dividends paid to the company's stockholders
      Common                                                                                   (479)              (441)
      Preferred                                                                                 (28)               (28)
   Dividends paid to minority shareholders                                                      (35)               (40)
                                                                                            -------            -------
            Net cash used in financing activities                                              (232)              (589)

CASH AND CASH EQUIVALENTS
      Effect of exchange rate changes                                                            (8)                (6)
                                                                                            -------            -------
      Increase during period                                                                     34                 53
      Beginning of year                                                                         311                511
                                                                                            -------            -------
      End of period                                                                         $   345            $   564
                                                                                            =======            =======




                         See  accompanying   notes  to  consolidated financial statements.

                                            TEXACO INC. AND SUBSIDIARY COMPANIES
                               CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
                                  FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                               --------------------------------------------------------------
                                                    (Millions of dollars)
                                                                                    (Unaudited)
                                                                 ----------------------------------------------------
                                                                 For the six months             For the three months
                                                                   ended June 30,                  ended June 30,
                                                                ---------------------         -----------------------
                                                                1998             1997         1998               1997
                                                                ----             ----         ----               ----

   NET INCOME                                                  $   601          $1,551      $   342             $  571
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                               (2)            (15)           -                 15
      Minimum pension liability adjustment                           2               -            -                  -
      Unrealized net gain (loss) on investments                      7              (1)           2                 10
                                                               -------          ------      -------             ------
                                                                     7             (16)           2                 25
                                                               -------          ------      -------             ------
   TOTAL NONOWNER CHANGES IN EQUITY                            $   608          $1,535      $   344             $  596
                                                               =======          ======      =======             ======



                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Formation of Equilon Enterprises LLC
--------------------------------------------

On January 15, 1998, Texaco and Shell Oil Company reached agreement on the formation and operational start-up, effective January 1, 1998, of Equilon Enterprises LLC (Equilon), a Delaware limited liability company. Equilon is a joint venture that combines major elements of the companies' Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Texaco owns 44 percent and Shell owns 56 percent of Equilon.

Beginning January 1, 1998, we are accounting for our interest in Equilon using the equity method. Under this method, we reclassified the net amount of assets and liabilities of the businesses contributed to Equilon to Investments and Advances in the Consolidated Balance Sheet. We record our share of Equilon's results of operations on a one-line basis to Equity in Income of Affiliates in the Consolidated Statement of Income. Since Equilon is a limited liability company, we record the provision for income taxes and related liability applicable to our share of Equilon's income in our consolidated financial statements. Additionally, we now record transactions between Texaco and Equilon as outside third-party transactions. This change to the equity method of accounting results in significant variances between the 1998 and 1997 periods in the individual line captions appearing in our financial statements.

The carrying amounts at January 1, 1998, of the principal assets and liabilities of the businesses we contributed to Equilon were $.2 billion of net working capital assets, $2.8 billion of net properties, plant and equipment and $.2 billion of debt.

Summarized unaudited financial information for Equilon, for the six and three month periods ended June 30, 1998, is presented below on a 100% Equilon basis (in millions of dollars):

                                                                    For the six months          For the three months
                                                                    ended June 30, 1998          ended June 30, 1998
                                                                    -------------------          -------------------
                  Gross revenues                                         $12,095                       $6,070
                  Income before income taxes                             $   310                       $  198

In April, 1998, we received $463 million from Equilon, representing reimbursement of certain capital expenditures incurred prior to the formation of the joint venture. In July 1998, we received $149 million from Equilon for certain specifically identified assets transferred for value to Equilon.

Under the terms of a consent agreement accepted by the Federal Trade Commission and similar agreements with the attorneys general of California, Hawaii, Oregon and Washington, certain assets will be divested, including Shell's Anacortes, Washington refinery, certain Texaco and Shell marketing assets in southern California and Hawaii, and certain pipeline interests.

On August 10, 1998, Shell Oil Company sold its ownership in the Anacortes refinery to Tesoro Petroleum Corporation, effective August 1, 1998. The total cash purchase price was $237 million, plus $39.6 million for estimated working capital, which will be adjusted at a later date to reflect actual net working capital. Equilon is entitled to the net proceeds of the sale and any resulting gain or loss.



Note 2. Formation of Motiva Enterprises LLC
-------------------------------------------

Texaco, Shell Oil Company and Saudi Aramco reached agreement on the formation and operational start up, effective July 1, 1998, of Motiva Enterprises LLC (Motiva), a Delaware limited liability company. Motiva is a joint venture that combines Texaco's and Saudi Aramco's interests and major elements of Shell's Eastern and Gulf Coast U.S. refining and marketing businesses. Texaco's and Saudi Aramco's interest in these businesses were previously conducted by Star Enterprise (Star), a joint-venture partnership owned 50 percent by Texaco and 50 percent by Saudi Refining, Inc., a corporate affiliate of Saudi Aramco. Texaco and Saudi Refining, Inc., each owns 32.5 percent and Shell owns 35 percent of Motiva.

Beginning July 1, 1998, we are accounting for our interest in Motiva using the equity method. Previously, our interest in Star was also accounted for on the equity method of accounting. Accordingly, our investment in Motiva approximates our previous investment in Star.


Note 3. Inventories
-------------------

The inventory accounts of Texaco Inc. and consolidated subsidiary companies are presented below (in millions of dollars):

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 June 30,                 December 31,
                                                                                   1998                       1997
                                                                                -----------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  232                    $  308

     Petroleum products and petrochemicals                                           757                       893

     Other merchandise                                                                37                        59

     Materials and supplies                                                          188                       223
                                                                                  ------                    ------
          Total                                                                   $1,214                    $1,483
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

Note 5. Caltex Group of Companies
---------------------------------

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):


                                                                       For the six months       For the three months
                                                                         ended June 30,            ended June 30,
                                                                         --------------            --------------
                                                                         1998       1997           1998       1997
                                                                         ----       ----           ----       ----
                  Gross revenues                                       $8,555     $9,127         $4,249     $4,433

                  Income before income taxes                           $  589     $  639         $  270     $ 319

                  Net income                                           $  426     $  386         $  222     $  200




                              * * * * * * * * * * *



In the determination of preliminary and unaudited financial statements for the six-month and three-month periods ended June 30, 1998 and 1997, our accounting policies have been applied on a basis consistent with the application of such policies in our financial statements issued in our 1997 Annual Report to Stockholders. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. We make no forecasts or representations with respect to the level of net income for the year 1998.



                              * * * * * * * * * * *



                      SUPPLEMENTAL MARKET RISK DISCLOSURES
                      ------------------------------------

Information relative to Texaco's market risk sensitive instruments by major category at December 31, 1997 is presented in the Supplemental Market Risk
Disclosures on pages 69 and 70 of Texaco Inc.'s Annual Report to Stockholders.

Texaco's   forward   exchange   contracts   outstanding  at  June  30,  1998  of
approximately  $2,167  million net buy contracts  increased by $928 million from the $1,239 million  outstanding at December 31, 1997. This increase  principally resulted from the hedging of increased exposures to foreign currency denominated net monetary assets and liabilities and from the hedging of increased  exposures related to foreign currency denominated capital projects. As of June 30, 1998, a hypothetical 10% change in currency exchange rates would generate an increase or decrease in fair value of approximately  $217 million,  compared to $124 million at December 31, 1997.  This would be offset by an opposite effect on the related hedged exposures.






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Texaco's net income for the second quarter of 1998 was $342 million, or $0.61 per share, as compared with $571 million, or $1.05 per share, for the second quarter of 1997. Net income for the first six months of 1998 was $601 million, or $1.07 per share, as compared with $1,551 million, or $2.85 per share, for the first six months of 1997. Both the 1998 and 1997 periods included special items.

Net income before special items for the second quarter of 1998 was $335 million, or $0.60 per share, as compared with $440 million, or $0.81 per share, for the second quarter of 1997. For the first six months of 1998, net income before special items was $594 million, or $1.06 per share, as compared with $932 million, or $1.71 per share, for the first six months of 1997.

Continuing weak crude oil prices lowered second quarter results. Improved margins and higher sales volumes in the international downstream and an 11 percent increase in worldwide production only partially offset the effects of lower oil prices.

During the second quarter of 1998:
  o  International   downstream  margins  and  volumes  were  strong;
  o  Worldwide daily production  increased 11 percent;
  o  Year-to-date cash operating expenses per barrel decreased six  percent; and
  o  Year-to-date stock repurchases totaled $400 million.

The combination of excessive crude oil inventories and slower demand growth continues to keep downward pressure on prices. Recently announced production cuts by certain oil producing nations should lead to a better supply/demand balance and a recovery in prices. In this environment, we continue to strategically position the company for long-term profitability by focusing on increasing our reserve base.

Lower  crude oil  prices  helped to  improve  downstream  margins  in the second quarter.  Texaco's  increasing  presence  in  Latin  American  markets  and  the company's  operational  performance in Europe  contributed to improved  results.
Additionally,   profitability   has  been  maintained  in  the  Caltex  area  of
operations, despite the highly volatile business environment.

Texaco,  Shell Oil Company and Saudi  Refining,  Inc., a corporate  affiliate of
Saudi Aramco,  finalized agreements for the July 1, 1998 operational start-up of
Motiva Enterprises LLC. This U.S.  downstream alliance combines Eastern and Gulf
Coast  refining  and  marketing   operations.   Earlier  in  the  year,  Equilon
Enterprises LLC, a U.S. joint venture combining Texaco's and Shell's Western and
Midwestern downstream assets, began operations.

Results for 1998 and 1997 are summarized in the following table. Details on special items are included in the functional analysis which follows this table.



                                                                                            (Unaudited)
                                                                                            -----------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                           --------------                --------------
                                                                         1998           1997          1998           1997
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items                                        $   594        $   932        $  335          $ 440
                                                                       -------         ------        ------           ----
Gains on major asset sales                                                  20            174            20            174
Tax benefits on asset sales                                                 19              -            19              -
Alliance formation expenses                                                (32)             -           (32)             -
Financial reserves for various issues                                        -            (43)            -            (43)
U.S. tax issue                                                               -            488             -              -
                                                                       -------         ------        ------           ----
                                                                             7            619             7            131
                                                                       -------         ------        ------           ----
Total net income                                                       $   601         $1,551        $  342           $571
                                                                       =======         ======        ======           ====

                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the second quarter of 1998 were $120 million, as compared with $189 million for the second quarter of 1997. For the first six months of 1998 and 1997, earnings were $227 million and $500 million, respectively. Results for 1998 included a second quarter special gain of $20 million from the sale of an interest in a natural gas pipeline. Excluding the special gain, results for the second quarter and first six months of 1998 totaled $100 million and $207 million, respectively. Results for 1997 included a second quarter special charge of $43 million for the establishment of financial reserves for royalty and severance tax issues. Excluding the special charge, results for the second quarter and first six months of 1997 totaled $232 million and $543 million, respectively.

U.S. exploration and production earnings in the second quarter and the first half of 1998 were below last year's levels due to the continued deterioration of crude oil prices. Average realized crude oil prices for the second quarter and first half of 1998 were $10.72 and $11.26 per barrel; more than 36 percent lower than the 1997 periods. The dramatic declines in price resulted from rising inventory levels and slowing worldwide demand growth. Slightly higher natural gas prices benefited second quarter 1998 results. For the first half of 1998, average natural gas prices were $2.10 per MCF, $.26 lower than last year. The lower natural gas prices were the result of milder weather, as well as increased inventory levels in this year's first quarter.

Production increased 10 percent for the second quarter and 11 percent for the first half of 1998. The increased production in the second quarter 1998 included new production from the Arnold, Oyster and Barite South fields located in the Gulf of Mexico. Both periods of 1998 included production from the Monterey properties acquired in November of 1997.

The company continued to pursue new reserve opportunities in the Gulf of Mexico, leading to higher exploration expenses this year. Exploration expenses for the second quarter and first half of 1998 were $51 million and $147 million before tax, $17 million and $71 million higher than the same periods of 1997.

         International

Exploration and production earnings outside the U.S. for the second quarter of 1998 were $51 million, as compared with $240 million for the second quarter of 1997. For the first six months of 1998 and 1997, earnings were $91 million and $396 million, respectively. Results for 1997 included second quarter special gains of $161 million from the sales of a 15 percent interest in the Captain Field in the U.K. North Sea, an interest in Canadian gas properties and an interest in an Australian pipeline system. Excluding the special gains, results for the second quarter and first six months of 1997 totaled $79 million and $235 million, respectively.

International exploration and production earnings for the second quarter and first half of 1998 declined from 1997 as a result of lower crude oil prices. Average realized crude oil prices were $11.42 per barrel for the quarter, and $11.68 for the first half of 1998, decreasing 32 percent for the quarter and 36 percent for the first half.

Production increased 13 percent for the second quarter and 16 percent for the first half of 1998. Volumes in the U.K. North Sea increased from the Captain, Erskine and Galley fields. The Galley field began production in the second quarter of this year. Production also increased in the Partitioned Neutral Zone and Colombia, and as a result of our first quarter 1998 acquisition of a 20 percent interest in the Karachaganak field in Kazakhstan. Also, exploratory expenses in both periods were lower.

     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the second quarter of 1998 were $64 million, as compared with $100 million for the second quarter of 1997. For the first six months of 1998 and 1997, earnings were $111 million and $106 million, respectively. Results for 1998 included a second quarter special charge of $32 million for alliance formation expenses, mainly our share of announced employee severance programs. Excluding the special charge, results for the second quarter and first six months of 1998 totaled $96 million and $143 million, respectively. Results for 1997 included a second quarter special gain of $13 million from the sale of credit card operations. Excluding the special gain, results for the second quarter and first six months of 1997 totaled $87 million and $93 million, respectively.

In the U.S. downstream, earnings for 1998 reflect the change in operations from the formation of Equilon Enterprises LLC, Texaco's downstream alliance with Shell Oil Company.

During this year's second quarter, margins benefited from lower crude oil prices. Refining operations improved in the West and Midwest, while in the East, results were adversely affected by downtime at several plants.

For the first half of this year, lower crude prices benefited product and lubricant margins. Crude oil trading operations also contributed to higher results. However, in the first quarter, weather conditions weakened demand for heating oil on the East Coast and gasoline on the West Coast. Also, first quarter refining results were affected by maintenance at the Martinez and Wood River plants.

Earnings for 1997 included the adverse effects of intense competition that squeezed margins in the West Coast marketplace, primarily in the first quarter. Refinery fires late in 1996 and early in 1997 negatively affected product yields and caused casualty loss expenses.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the second quarter of 1998 were $194 million, as compared with $132 million for the second quarter of 1997. For the first six months of 1998 and 1997, earnings were $376 million and $236 million, respectively.

Refining margins improved in the U.K. and Panama due to lower crude costs. Improved marketing results reflected increased sales volumes and higher margins, primarily in the U.K., Brazil and other Latin America areas where operations have expanded. Scandinavian earnings improved following the 1997 price war in Norway.

In the Caltex area, higher 1998 earnings were a result of lower crude costs and partial recovery of the fourth quarter 1997 currency losses in Korea. However, a significantly higher volume of product was sold into the lower margin export market.


NONPETROLEUM

Nonpetroleum losses for the second quarter of 1998 were $2 million, as compared with earnings of $1 million for the second quarter of 1997. For the first six months of 1998, there were no earnings, as compared with earnings of $13 million for the first six months of 1997.

                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the second quarter of 1998 were $85 million, as compared with charges of $91 million for the second quarter of 1997. Corporate and nonoperating charges for the first six months of 1998 were $204 million, as compared with earnings of $300 million for the first six months of 1997. Results for 1998 included a second quarter special item of $19 million for tax benefits attributable to the sale of an interest in a subsidiary. Excluding the special gain, charges for the second quarter and first six months of 1998 totaled $104 million and $223 million, respectively. Results for the first six months of 1997 included a first quarter special benefit of $488 million associated with an IRS settlement. Excluding this benefit, corporate and nonoperating charges totaled $188 million for the first six months of 1997.

Corporate and nonoperating results for the second quarter and first half of 1998 included increased interest expense due to higher debt levels. Additionally, results for 1998 included expenses for Texaco's corporate advertising campaign introduced in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $393 million at June 30, 1998, as compared with $395 million at year-end 1997.

During 1998, our operations provided cash of $1,123 million. We raised an additional $711 million from net borrowings and $113 million from asset sales. We spent $1,503 million on our capital and exploratory program and paid $542 million in dividends to common, preferred and minority shareholders.

At June 30, 1998, our ratio of debt to total borrowed and invested capital was 34.6%, as compared with 32.3% at year-end 1997. At June 30, 1998, our long-term debt included $1.6 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. We maintain revolving credit facilities with commitments of $1.7 billion, which were unused at June 30, 1998.

Major debt activity during the first six months of 1998 follows:
o Borrowed $300 million at 6% for seven years and $153 million of Medium-Term Notes.
o Borrowed $150 million at 5.92% for seven years to cover expenditures at our Erskine field in the U.K. North Sea.
o Borrowed $131 million for four years and entered into an associated LIBOR-based floating rate swap to cover expenditures at our Tartan Field in the U.K. North Sea.
o Borrowed  $94  million  from the  issuance of Zero  Coupon  Notes due 2005.
o Increased commercial paper by $400 million, to a total of $1.3 billion at June 30, 1998.
o Repurchased approximately $200 million of 10.61% Notes that we assumed in last year's acquisition of Monterey Resources.

During the first quarter of 1998, we purchased about $100 million of common stock in the open market. This completed a program under which we purchased $650 million of our common stock during the last two years. On March 30, 1998, we announced that we will purchase up to an additional $1 billion of our common stock, subject to market conditions, through open market purchases or privately negotiated transactions. Under this additional program we purchased about $300 million during the second quarter of 1998 and an additional $80 million in July 1998.

 In April 1998, we received $463 million from Equilon, representing reimbursement of certain capital expenditures incurred prior to the formation of Equilon. In addition, we received $149 million from Equilon in July 1998 for certain specifically identified assets transferred for value to Equilon.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

NEW ACCOUNTING STANDARDS
------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that we report information about our business segments on the same basis used internally when assessing performance and allocating resources. We will adopt SFAS 131 for our 1998 audited financial statements. Presently, we disclose in our audited financial statements information about geographic segments only. We expect that our business segments will be substantially similar to those we presently identify in the Management's Discussion and Analysis section of our Forms 10-K and 10-Q.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." We are required to adopt SFAS 132 for our 1998 audited financial statements and will modify our disclosures accordingly. SFAS 132 does not affect how we measure expense for pension or other postretirement benefits.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective in the first quarter 2000. SFAS 133 establishes new accounting rules and disclosure requirements for derivative instruments. We will be assessing the impacts of SFAS 133.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $1,881 million for the first half of 1998 and $1,798 million in 1997.

In the U.S. upstream, development continued in the deepwater Gulf of Mexico. Expenditures in 1998 also increased for enhanced oil recovery projects using advanced thermal recovery techniques which raised production from the acquired Monterey properties and other core producing fields. Exploratory expenses increased as the company continued its program to grow oil and gas production and reserves.

Internationally, slightly higher upstream expenditures included our investment in the Karachaganak venture in Kazakhstan, a discovered reserve opportunity. Development work continued in the U.K. North Sea, Indonesia and other promising areas, while exploratory spending decreased in China.

Lower international downstream expenditures in the Caltex marketing areas were due to higher 1997 service station investments in Hong Kong.

Texaco continues to carefully assess investment projects given the current and projected industry environment. The company anticipates some adjustment in spending by deferring non-critical projects into future periods should the current low crude price environment persist.

YEAR 2000
---------

The Year 2000 ("Y2K") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations which could cause business disruptions. Equipment that uses a date, such as computers and operating control systems, may be affected. This includes equipment used by our customers and suppliers, as well as by utilities and governmental entities that provide critical services to us.

Many of our systems and related software are already Y2K compliant. We have an ongoing Y2K compliance program. This program is actively reviewing all hardware and software associated with our mainframe computers, personal computers and client/servers, telecommunications and embedded systems found in equipment throughout our producing, refining, transportation and marketing operations. This program consists of identifying and inventorying all software applications and systems, making required modifications, and testing. There are similar ongoing compliance programs in our major affiliates.

Based on information currently available, we estimate that the costs to modify our systems to achieve Y2K compliance will not exceed $75 million, of which about $20 million has been spent through June 30, 1998.

We are also gathering information about the Y2K readiness of utilities and governmental entities and of our customers and suppliers. Since we cannot state with certainty whether our operations will be materially adversely affected by their compliance problems, we are developing contingency plans in order to minimize the negative impacts on Texaco if they are not Y2K ready.

 Our goal is to have all critical Texaco systems Y2K compliant during the first half of 1999. This should allow time before the millennium change to validate the system modifications and complete contingency plans for customers, suppliers and others who may not be Y2K compliant. While there can be no assurance that all such modifications and plans will be successful, we do not expect that any disruptions will have a material adverse effect on our overall financial position, results of operations, or liquidity.

The foregoing  constitutes a  "forward-looking  statement" within the meaning of
Section 27A of the Securities Act of 1933. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect our ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance, the inaccuracy of certifications received from them, and a shortage of necessary programmers, hardware and software.







                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------


Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Form 10-Q for the quarterly period ended March 31, 1998 and to Item 3 of Texaco Inc.'s 1997 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 5. Other Information
-------------------------

                                                                                             (Unaudited)
                                                                                             -----------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                           --------------                --------------
                                                                          1998          1997           1998          1997
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                  $  227         $  500       $   120         $  189
         International                                                      91            396            51            240
                                                                        ------         ------       -------         ------
           Total                                                           318            896           171            429
                                                                        ------         ------       -------         ------
      Manufacturing, marketing and distribution
         United States                                                     111            106            64            100
         International                                                     376            236           194            132
                                                                        ------         ------       -------         ------
           Total                                                           487            342           258            232
                                                                        ------         ------       -------         ------

           Total petroleum and natural gas                                 805          1,238           429            661

   Nonpetroleum                                                              -             13            (2)             1
                                                                        ------         ------       -------         ------
           Total operating earnings                                        805          1,251           427            662

Corporate/Nonoperating                                                    (204)           300           (85)           (91)
                                                                        ------         ------       -------         ------

           Total net income                                             $  601         $1,551       $   342         $  571
                                                                        ======         ======       =======         ======


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
   Exploration and production
         United States                                                  $  899         $  781       $   423         $  429
         International                                                     551            546           261            264
                                                                        ------         ------       -------         ------
           Total                                                         1,450          1,327           684            693
                                                                        ------         ------       -------         ------
   Manufacturing, marketing and distribution
         United States                                                     183            152            95             92
         International                                                     228            308           129            207
                                                                        ------         ------       -------         ------
           Total                                                           411            460           224            299
                                                                        ------         ------       -------         ------

   Other                                                                    20             11             6              7
                                                                        ------         ------       -------         ------
           Total                                                        $1,881         $1,798       $   914         $  999

   Exploratory expenses included above
         United States                                                  $  147         $   76       $    51         $   34
         International                                                      84            116            39             59
                                                                        ------         ------       -------         ------

           Total                                                        $  231         $  192       $    90         $   93
                                                                        ======         ======       =======         ======


                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         --------------------         --------------------
                                                                         1998            1997         1998            1997
                                                                         ----            ----         ----            ----
OPERATING DATA
--------------
Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             449            385           447            385
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,721          1,666         1,703          1,677

     Total net production (000 BOEPD)                                      736            663           731            665

     Natural  gas sales (000 MCFPD)                                      3,908          3,700         3,934          3,561

     Average U.S. crude (per bbl)                                       $11.26         $18.29        $10.72         $16.95
     Average U.S. natural gas (per mcf)                                 $ 2.10         $ 2.36        $ 2.05         $ 2.02
     Average WTI (Spot) (per bbl)                                       $15.26         $21.38        $14.62         $19.97
     Average Kern (Spot) (per bbl)                                      $ 8.31         $15.07        $ 7.75         $14.11

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            154            116           149            118
         Indonesia                                                         155            147           156            153
         Partitioned Neutral Zone                                          106             92           105             94
         Other                                                              69             67            67             68
                                                                        ------         ------        ------         ------
              Total                                                        484            422           477            433
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            251            207           245            172
         Colombia                                                          196            156           185            173
         Other                                                             118             93           112             83
                                                                        ------         ------        ------         ------
              Total                                                        565            456           542            428

     Total net production (000 BOEPD)                                      578            498           567            504

     Natural gas sales (000 MCFPD)                                         721            574           665            528

     Average International crude (per bbl)                              $11.68         $18.22        $11.42         $16.91
     Average U.K. natural gas (per mcf)                                 $ 2.64         $ 2.73        $ 2.64         $ 2.59
     Average Colombia natural gas (per mcf)                             $ 0.91         $ 1.09        $ 0.92         $ 1.12

Worldwide
---------
     Total net production (000 BOEPD)                                    1,314          1,161         1,298          1,169


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         1998           1997          1998            1997
                                                                         ----           ----          ----            ----
OPERATING DATA
--------------
Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Western U.S.                                                      377            413           396            418
         Eastern U.S.                                                      323            332           333            328
                                                                         -----          -----         -----          -----
              Total                                                        700            745           729            746

     Refined product sales (000 BPD)
         Gasolines                                                         530            505           554            512
         Avjets                                                            168             92           164             94
         Middle Distillates                                                184            215           188            216
         Residuals                                                         107             72           119             59
         Other                                                             165            119           181            117
                                                                         -----          -----         -----          -----
              Total                                                      1,154          1,003         1,206            998

International
-------------
     Refinery input (000 BPD)
         Europe                                                            371            341           367            335
         Caltex                                                            428            411           419            414
         Latin America/West Africa                                          64             59            70             55
                                                                         -----          -----         -----          -----
              Total                                                        863            811           856            804

     Refined product sales (000 BPD)
         Europe                                                            582            495           602            494
         Caltex                                                            589            574           586            561
         Latin America/West Africa                                         444            391           460            406
         Other                                                              51             55            56             74
                                                                         -----          -----         -----          -----
              Total                                                      1,666          1,515         1,704          1,535


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

    --      (2)  Copy of the Asset Transfer and Liability Assumption Agreement
                 dated as of July 1, 1998, among the parties, for the formation of Motiva Enterprises LLC.

    --     (11)  Computation of Earnings Per Share of Common Stock.

    --     (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

    --     (20)  Copy of Texaco  Inc.'s  Annual  Report  on Form 10-K  for  the
                 fiscal year ended December 31, 1997 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1997) and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --    (27)  Financial Data Schedule.

(b) Reports on Form 8-K:

     During the second quarter of 1998, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   April 1, 1998 (date of earliest event reported: March 30, 1998)

          Item 5. Other Events -- reported that Texaco announced a stock repurchase program for up to $1 billion.

     2.   April 23, 1998 (date of earliest event reported: April 23, 1998)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the first quarter 1998.

     3.   April 29, 1998 (date of earliest event reported: April 28, 1998)

          Item 5. Other Events -- reported that stockholders of Texaco approved an amendment to the company's Rights Agreement dated March 16, 1989. The amendment extends the expiration date of the Rights Agreement until May 1, 2004.

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




Date:    August 11, 1998
         ---------------