Form 10-Q
period 1998-09-30
TEXACO INC
filed 1998-11-12
CIK 97349

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998   Commission file number 1-27


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

                                    ---------

     Texaco Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

     As of October 30, 1998, there were outstanding 534,530,334 shares of Texaco Inc. Common Stock - par value $3.125.

===============================================================================

                         PART I - FINANCIAL INFORMATION

                      TEXACO INC. AND SUBSIDIARY COMPANIES
                        STATEMENT OF CONSOLIDATED INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         ---------------------------------------------------------------
                     (Millions of dollars, except as noted)

                                                                                           (Unaudited)
                                                                       ---------------------------------------------------
                                                                       For the nine months            For the three months
                                                                       ended September 30,            ended September 30,
                                                                       ---------------------------------------------------
                                                                          1998           1997          1998           1997
                                                                          ----           ----          ----           ----
         REVENUES
              Sales and services                                       $23,132        $33,630       $ 7,481        $10,834
              Equity in income of affiliates, interest,
                 asset sales and other                                     766            988           226            259
                                                                       -------        -------       -------        -------
                                                                        23,898         34,618         7,707         11,093
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 17,922         26,324         5,836          8,355
              Operating expenses                                         1,818          2,377           593            806
              Selling, general and administrative expenses                 862          1,286           290            450
              Exploratory expenses                                         324            306            93            114
              Depreciation, depletion and amortization                   1,172          1,145           409            388
              Interest expense                                             355            309           121            106
              Taxes other than income taxes                                328            365           103             97
              Minority interest                                             43             54            13             17
                                                                       -------        -------       -------        -------

                                                                        22,824         32,166         7,458         10,333
                                                                       -------        -------       -------        -------
         Income before income taxes                                      1,074          2,452           249            760

         Provision for income taxes                                        258            411            34            270
                                                                       -------        -------       -------        -------


         NET INCOME                                                    $   816        $ 2,041       $   215        $   490
                                                                       =======        =======       =======        =======


         Preferred stock dividend requirements                         $   (40)       $   (42)      $   (13)       $   (14)
                                                                       -------        -------       -------        -------

         Net income available for common stock                         $   776        $ 1,999       $   202        $   476
                                                                       =======        =======       =======        =======


         Per common share (dollars)
              Basic net income                                         $  1.47        $  3.85       $   .38        $   .91
              Diluted net income                                       $  1.46        $  3.75       $   .38        $   .90

              Cash dividends paid                                      $  1.35        $  1.30       $   .45        $   .45

         Average  shares outstanding for computation
              of earnings per share (thousands)
              Basic                                                    529,433        519,553       525,836        520,003
              Diluted                                                  548,575        540,040       526,382        540,193






          See accompanying notes to consolidated financial statements.



                      TEXACO INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                 ----------------------------------------------
                              (Millions of dollars)
                                                                                       September 30,           December 31,
                                                                                           1998                    1997
                                                                                       -------------           ------------
                                                                                        (Unaudited)
                                                                                       -------------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   250                $   311
      Short-term investments - at fair value                                                      35                     84
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $20 million in 1998 and $22 million in 1997                            3,578                  4,230
      Inventories                                                                              1,269                  1,483
      Deferred income taxes and other current assets                                             262                    324
                                                                                             -------                -------
           Total current assets                                                                5,394                  6,432

   Investments and Advances                                                                    7,370                  5,097

   Properties, Plant and Equipment - at cost                                                  35,340                 38,956
   Less - accumulated depreciation, depletion and amortization                                20,499                 21,840
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,841                 17,116

   Deferred Charges                                                                              890                    955
                                                                                             -------                -------
           Total                                                                             $28,495                $29,600
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   899                $   885
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   2,023                  2,669
           Accrued liabilities                                                                 1,179                  1,480
      Estimated income and other taxes                                                           918                    960
                                                                                             -------                -------
           Total current liabilities                                                           5,019                  5,994

   Long-Term Debt and Capital Lease Obligations                                                6,061                  5,507
   Deferred Income Taxes                                                                       1,779                  1,825
   Employee Retirement Benefits                                                                1,209                  1,224
   Deferred Credits and Other Noncurrent Liabilities                                           1,459                  1,639
   Minority Interest in Subsidiary Companies                                                     643                    645
                                                                                             -------                -------
           Total                                                                              16,170                 16,834
                                                                                             -------                -------
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           435                    457
      Unearned employee compensation and benefit plan trust                                     (369)                  (389)
      Common stock (authorized: 700,000,000 shares, $3.125 par
           value; 567,606,290 shares issued)                                                   1,774                  1,774
      Paid-in capital in excess of par value                                                   1,662                  1,688
      Retained earnings                                                                       10,057                  9,987
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                        (107)                  (105)
         Minimum pension liability adjustment                                                    (14)                   (16)
         Unrealized net gain on investments                                                       28                     26
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                    (93)                   (95)
                                                                                             -------                -------
                                                                                              13,766                 13,722
      Less - Common stock held in treasury, at cost                                            1,441                    956
                                                                                             -------                -------
           Total stockholders' equity                                                         12,325                 12,766
                                                                                             -------                -------
           Total                                                                             $28,495                $29,600
                                                                                             =======                =======


          See accompanying notes to consolidated financial statements.



                      TEXACO INC. AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                              (Millions of dollars)
                                                                                                    (Unaudited)
                                                                                              -----------------------
                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                              -----------------------
                                                                                              1998               1997
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                                $  816             $2,041
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                             1,172              1,145
         Deferred income taxes                                                                  (36)               196
         Exploratory expenses                                                                   324                306
         Minority interest in net income                                                         43                 54
         Dividends from affiliates, less than
            equity in income                                                                    (30)              (272)
         Gains on asset sales                                                                   (61)              (295)
         Changes in operating working capital                                                  (164)                15
         Other - net                                                                             14               (144)
                                                                                             ------             ------
            Net cash provided by operating activities                                         2,078              3,046

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (2,226)            (2,506)
   Proceeds from asset sales                                                                    130                756
   Sales (purchases) of leasehold interests                                                      25               (503)
   Purchases of investment instruments                                                         (809)              (910)
   Sales/maturities of investment instruments                                                   806                913
   Payments from affiliate for prior years' capital
      and other expenditures                                                                    612                 --
   Other - net                                                                                   --                (57)
                                                                                             ------             ------
            Net cash used in investing activities                                            (1,462)            (2,307)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                             1,028                427
         Repayments                                                                            (493)              (216)
   Net increase (decrease) in other borrowings                                                  166               (156)
   Purchases of common stock                                                                   (579)               (74)
   Dividends paid to the company's stockholders
      Common                                                                                   (716)              (676)
      Preferred                                                                                 (31)               (32)
   Dividends paid to minority shareholders                                                      (45)               (64)
                                                                                             ------             ------
            Net cash used in financing activities                                              (670)              (791)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                               (7)                (8)
                                                                                             ------             ------
   Decrease during period                                                                       (61)               (60)
   Beginning of year                                                                            311                511
                                                                                             ------             ------
   End of period                                                                             $  250             $  451
                                                                                             ======             ======



          See accompanying notes to consolidated financial statements.


                      TEXACO INC. AND SUBSIDIARY COMPANIES
         CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         ---------------------------------------------------------------
                              (Millions of dollars)
                                                                                    (Unaudited)
                                                                -----------------------------------------------------
                                                                 For the nine months            For the three months
                                                                 ended September 30,             ended September 30,
                                                                ---------------------         -----------------------
                                                                1998             1997         1998               1997
                                                                ----             ----         ----               ----

   NET INCOME                                                   $  816          $2,041       $  215             $  490
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                               (2)            (37)           -                (22)
      Minimum pension liability adjustment                           2               -            -                 -
      Unrealized net gain (loss) on investments                      2               7           (5)                 8
                                                                ------          ------       ------             ------
                                                                     2             (30)          (5)               (14)
                                                                ------          ------       ------             ------
   TOTAL NONOWNER CHANGES IN EQUITY                             $  818          $2,011       $  210             $  476
                                                                ======          ======       ======             ======



                      TEXACO INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1. Formation of Equilon Enterprises LLC
--------------------------------------------

Effective January 1, 1998, Texaco and Shell Oil Company formed Equilon Enterprises LLC (Equilon), a Delaware limited liability company. Equilon is a joint venture that combined major elements of the companies' Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Texaco owns 44 percent and Shell owns 56 percent of Equilon. Further detail concerning Equilon was included in our Current Report on Form 8-K, filed with the Commission on January 30, 1998.

We are accounting for our interest in Equilon using the equity method. Under this method, we reclassified the net amount of assets and liabilities of the businesses contributed to Equilon to Investments and Advances in the Consolidated Balance Sheet. We record our share of Equilon's results of operations on a one-line basis to Equity in Income of Affiliates in the Consolidated Statement of Income. We record the provision for income taxes and related liability applicable to our share of Equilon's income in our consolidated financial statements, since Equilon is a limited liability company. Additionally, we now record transactions between Texaco and Equilon as outside third-party transactions. This change to the equity method of accounting results in significant variances between the 1998 and 1997 periods in the individual line captions appearing in the financial statements.

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

Summarized unaudited financial information for Equilon, for the nine and three month periods ended September 30, 1998, is presented below on a 100% Equilon basis (in millions of dollars):



                                                                    For the nine months            For the three months
                                                                 ended September 30, 1998        ended September 30, 1998
                                                                 ------------------------        ------------------------

                  Gross revenues                                         $18,195                          $6,100
                  Income before income taxes                             $   542                          $  232



Note 2. Formation of Motiva Enterprises LLC
-------------------------------------------

Effective July 1, 1998, Texaco, Shell Oil Company and Saudi Aramco formed Motiva Enterprises LLC (Motiva), a Delaware limited liability company. Motiva is a joint venture that combined Texaco's and Saudi Aramco's interests and major elements of Shell's Eastern and Gulf Coast U.S. refining and marketing businesses. Texaco's and Saudi Aramco's interest in these businesses were previously conducted by Star Enterprise (Star), a joint-venture partnership owned 50 percent by Texaco and 50 percent by Saudi Refining, Inc., a corporate affiliate of Saudi Aramco. Texaco and
Saudi Refining, Inc., each owns 32.5 percent and Shell owns 35 percent of Motiva. Further detail concerning Motiva was included in our Current Report on Form 8-K, filed with the Commission on July 1, 1998.

Beginning July 1, 1998, we are accounting for our interest in Motiva using the equity method. Previously, our interest in Star was also accounted for on the equity method of accounting. Accordingly, our investment in Motiva approximates our previous investment in Star. We record the provision for income taxes and related liability applicable to our share of Motiva's income in our consolidated financial statements, since Motiva is a limited liability company.

Gross revenues and income before income taxes for the first three months of Motiva's operations (July 1, 1998 through September 30, 1998), on a 100% unaudited basis, were $2,877 million and $59 million, respectively.

Note 3. Inventories
-------------------

The inventory accounts of Texaco Inc. and consolidated subsidiary companies are presented below (in millions of dollars):

                                                                                                 As of
                                                                               ---------------------------------------
                                                                               September 30,              December 31,
                                                                                   1998                       1997
                                                                               ------------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  216                    $  308
     Petroleum products and petrochemicals                                           828                       893
     Other merchandise                                                                35                        59
     Materials and supplies                                                          190                       223
                                                                                  ------                    ------
          Total                                                                   $1,269                    $1,483
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

Note 5. Caltex Group of Companies
---------------------------------


Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):

                                                                       For the nine months      For the three months
                                                                       ended September 30,       ended September 30,
                                                                       -------------------      --------------------
                                                                         1998       1997           1998       1997
                                                                         ----       ----           ----       ----
                  Gross revenues                                      $12,407    $13,217         $3,852     $4,090

                  Income before income taxes                          $   606    $   859         $   17     $  220

                  Net income (loss)                                   $   367    $   556         $  (59)    $  170








                              * * * * * * * * * * *




In the determination of preliminary and unaudited financial statements for the nine-month and three-month periods ended September 30, 1998 and 1997, our accounting policies have been applied on a basis consistent with the application of such policies in our financial statements issued in our 1997 Annual Report to Stockholders. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants.
We make no forecasts or representations with respect to the level of net income for the year 1998.



                              * * * * * * * * * * *



                      SUPPLEMENTAL MARKET RISK DISCLOSURES
                      ------------------------------------

Information relative to Texaco's market risk sensitive instruments by major category at December 31, 1997 is presented in the Supplemental Market Risk Disclosures on pages 69 and 70 of Texaco Inc.'s 1997 Annual Report to Stockholders.

Texaco's forward exchange contracts outstanding at September 30, 1998 of approximately $2,172 million net buy contracts increased by $933 million from the $1,239 million outstanding at December 31, 1997. This increase principally resulted from the hedging of increased exposures to foreign currency denominated net monetary assets and liabilities and from the hedging of increased exposures related to foreign currency denominated capital projects. As of September 30, 1998, a hypothetical 10% change in currency exchange rates would generate an increase or decrease in fair value of approximately $217 million, compared to $124 million at December 31, 1997. This would be offset by an opposite effect on the related hedged exposures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

Our net income for the third quarter of 1998 was $215 million, or $0.38 per share, as compared with $490 million, or $0.90 per share, for the third quarter of 1997. Net income for the first nine months of 1998 was $816 million, or $1.46 per share, as compared with $2,041 million, or $3.75 per share, for the first nine months of 1997.

Net income before special items for the third quarter of 1998 was $208 million, or $0.37 per share. There were no special items in the third quarter of 1997. For the first nine months of 1998, net income before special items was $802 million, or $1.43 per share, as compared with $1,422 million, or $2.60 per share, for the first nine months of 1997.

Weak worldwide crude oil and natural gas prices and depressed downstream margins in the Far East eroded third quarter earnings. Worldwide production growth of nine percent and tight control over cash expenses helped to lessen these negative impacts.

During the third quarter of 1998:
          o Average quarterly crude oil prices slumped to their lowest levels since 1986;
          o Continued economic instability in the Far East depressed downstream margins;
          o Worldwide daily production rose nine percent for the quarter and 12 percent for nine months; and
          o Year-to-date cash operating expenses per barrel decreased six percent.

Average crude oil prices for the quarter reached a low point not seen since mid-1986. OPEC efforts to reduce production and lower inventory levels caused crude prices to rebound somewhat from their summer lows; however, prices have recently retreated and remain significantly below last year's levels. Storms in the Gulf of Mexico caused temporary production shut-ins which further dampened earnings.

Our worldwide downstream results decreased from sluggish margins, especially in the Far East, due to the impact of the Asian financial and economic crisis. As a result, Singapore refinery margins were negative in the third quarter from extremely weak demand. In the U.S., results were down from an extremely strong quarter last year; however, in Latin America and Europe, margins and sales volumes remained strong.

To remain competitive in this environment, our affiliate, Caltex, announced a reorganization program. This program will focus the organization functionally and better position Caltex to identify growth opportunities. When fully implemented, it is expected to yield expense savings in excess of $50 million annually. Also, our U.S. alliances with Shell Oil Company and Saudi Refining, Inc. continue to implement programs that will take advantage of existing synergies.

Results for 1998 and 1997 are summarized in the following table. Details on special items are included in the functional analysis which follows this table.


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------          --------------------

                                                                         1998           1997          1998           1997
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items                                         $  802         $1,422        $  208          $ 490
                                                                        ------         ------        ------          -----
Caltex reorganization                                                      (43)             -           (43)             -
U.S. alliance formation issues                                              (7)             -            25              -
U.S. tax issues                                                             25            488            25              -
Gains on major asset sales                                                  20            174             -              -
Tax benefits on asset sales                                                 19              -             -              -
Financial reserves for various issues                                        -            (43)            -              -
                                                                        ------         ------        ------          -----
                                                                            14            619             7              -
                                                                        ------         ------        ------          -----
Total net income                                                        $  816         $2,041        $  215          $ 490
                                                                        ======         ======        ======          =====


                               OPERATING EARNINGS


PETROLEUM AND NATURAL GAS
     EXPLORATION AND PRODUCTION
        United States

Exploration and production earnings in the U.S. for the third quarter of 1998 were $92 million, as compared with $232 million for the third quarter of 1997. For the first nine months of 1998 and 1997, earnings were $319 million and $732 million, respectively. Results for 1998 included a second quarter special gain of $20 million from the sale of an interest in a natural gas pipeline. Excluding the special gain, results for the first nine months of 1998 totaled $299 million. Results for 1997 included a second quarter special charge of $43 million to establish financial reserves for royalty and severance tax issues. Excluding the special charge, results for the first nine months of 1997 totaled $775 million.

U.S. exploration and production earnings for the third quarter and nine months of 1998 were below last year's levels due to lower crude oil and natural gas prices. Average realized crude oil prices for the third quarter and nine months of 1998 were $10.06 and $10.87 per barrel; 39 percent lower than the 1997 periods. The dramatic price declines reflect a slowing in worldwide demand growth and continued high inventory levels. Crude oil prices recovered somewhat in late September as a result of the OPEC nations' efforts to cut production. For the third quarter and nine months of 1998, average natural gas prices were $1.89 and $2.03 per MCF; 11 percent lower than the 1997 periods. Lower natural gas prices were the result of excess supply in the marketplace.

Production increased four percent for this year's third quarter and nine percent for the year. The increased production in the quarter included new production from the Arnold, Oyster and Barite South fields located in the Gulf of Mexico. Both production and earnings were negatively impacted by the recent storms in the Gulf of Mexico. This year included production from the Monterey properties acquired in November 1997.

We continued to pursue new reserve opportunities in the Gulf of Mexico, leading to higher exploration expenses this year. Exploration expenses for the nine months of 1998 were $195 million before tax, $73 million higher than the same period of 1997. For the third quarter of 1998, exploration expenses were $48 million, $2 million higher than the third quarter of 1997.

         International

Exploration and production earnings outside the U.S. for the third quarter of 1998 were $40 million, as compared with $103 million for the third quarter of 1997. For the first nine months of 1998 and 1997, earnings were $131 million and $499 million, respectively. Results for 1997 included second quarter special gains of $161 million from the sales of a 15 percent interest in the Captain Field in the U.K. North Sea, an interest in Canadian gas properties and an interest in an Australian pipeline system. Excluding the special gains, results for the first nine months of 1997 totaled $338 million.

International exploration and production earnings for the third quarter and nine months of 1998 declined significantly from the same periods of 1997 due to lower crude oil prices. Average realized crude oil prices in 1998 were $11.05 per barrel for the quarter and $11.55 for nine months. These average prices were 35 percent below 1997 levels. OPEC's efforts to reduce production and lower inventory levels caused prices to recover slightly from their summer lows; however, prices have recently retreated and remain substantially below last year's levels.

Daily production growth of 15 percent for this year's third quarter and 16 percent for the year benefited earnings. The combined production from the Captain, Erskine and Galley fields in the U.K. North Sea grew to 95 thousand barrels of oil equivalent per day in the third quarter. Production also grew in the Partitioned Neutral Zone, Indonesia and Colombia.

Exploration and production operating results outside the U.S. for the third quarter and nine months of 1998 included non-cash currency charges of $3 million and $6 million, respectively, related to deferred income taxes denominated in British Pound Sterling. This compares to benefits of $13 million for the third quarter and $26 million for nine months of 1997.


     MANUFACTURING, MARKETING AND DISTRIBUTION

         United States

Manufacturing, marketing and distribution earnings in the U.S. for the third quarter of 1998 were $124 million, as compared with $132 million for the third quarter of 1997. For the first nine months of 1998 and 1997, earnings were $235 million and $238 million, respectively. Results for 1998 included a third quarter net special gain of $25 million associated with the formation of the U.S. alliances. This net gain included gains on asset sales, asset writedowns and other formation charges. The second quarter of 1998 included a special charge of $32 million for alliance formation expenses, primarily employee severance programs. Excluding these special items, results for the third quarter and first nine months of 1998
totaled  $99  million  and  $242   million, respectively.  Results for 1997
included a second quarter special gain of $13 million from the sale of credit card operations. Excluding the special gain, results for the first nine months of 1997 totaled $225 million.

U.S. manufacturing, marketing and distribution earnings for the third quarter of 1998 included results from Motiva Enterprises LLC, our Eastern alliance with Shell Oil Company and Saudi Refining, Inc., that began operations in
July. In addition,   the  quarter  and  year  included  operating  results
from Equilon Enterprises LLC, our Western alliance with Shell Oil Company, that began operations in the first quarter.

Results for the third quarter of 1998 reflected the industry trend of shrinking refining margins. Operating difficulties at certain refineries and the temporary shutdown of Gulf Coast refineries in September due to hurricane Georges negatively impacted earnings. Lower crude costs as well as strong transportation and lubricants earnings benefited the quarter and year.

Results for the third quarter of 1997 included minimum refinery downtime and solid West Coast margins. Both the quarter and year included strong Gulf Coast refining margins. However, refinery fires in late 1996 and early 1997 negatively affected product yields and caused casualty loss expense in the first quarter. Additionally, West Coast margins were weak during the first half of the year due to intense competitive pressures.

         International

Manufacturing, marketing and distribution earnings outside the U.S. for the third quarter of 1998 were $38 million, as compared with $134 million for the third quarter of 1997. For the first nine months of 1998 and 1997, earnings were $414 million and $370 million, respectively. Results for 1998 included a third quarter net special charge of $43 million for a reorganization program in our affiliate, Caltex. Excluding the special charge, results for the third quarter and first nine months of 1998
totaled  $81  million  and  $457   million, respectively.

International manufacturing and marketing earnings for the third quarter of 1998 declined significantly from 1997. The sharp decline was due to the Asian financial and economic crisis which weakened demand and created currency volatility. Caltex experienced a loss as a result of declining margins throughout the region from weak inland demand that caused higher volumes to be sold into the lower margin export markets. Singapore refinery margins were negative from extremely weak demand. However, in Latin America and Europe, third quarter earnings were up slightly.

Nine months 1998 results increased due to improved manufacturing and marketing results from higher margins and volumes, mainly in the U.K., Caribbean and Central America.

Manufacturing, marketing and distribution operating results outside the U.S. for the third quarter and nine months of 1998 included non-cash currency charges of $3 million and $5 million, respectively, related to deferred income taxes denominated in British Pound Sterling. This compares to benefits of $4 million for the third quarter and $8 million for nine months of 1997.


NONPETROLEUM

Nonpetroleum earnings for the third quarter of 1998 were $4 million, as compared with $3 million for the third quarter of 1997. For the first nine months of 1998 and 1997, earnings were $4 million and $16 million, respectively.


                         CORPORATE/NONOPERATING RESULTS

Corporate and nonoperating charges for the third quarter of 1998 were $83 million, as compared with charges of $114 million for the third quarter of 1997. Corporate and nonoperating charges for the first nine months of 1998 were $287 million, as compared with earnings of $186 million for the first nine months of 1997. Results for 1998 included a third quarter special benefit of $25 million to adjust prior year's tax liability and a second quarter special tax benefit of $19 million attributable to the sale of an interest in a subsidiary. Excluding the special benefits, charges for the third quarter and first nine months of 1998 totaled $108 million and $331 million, respectively. Results for the first nine months of 1997 included a first quarter special benefit of $488 million associated with an IRS settlement. Excluding this benefit, corporate and nonoperating charges totaled $302 million for the first nine months of 1997.

Corporate and nonoperating results for the third quarter and nine months of 1998 included increased net interest expense from higher debt levels; however, successful efforts to control expenses in overhead departments more than mitigated this impact. Results for nine months of 1998 included higher expenses for Texaco's corporate advertising campaign introduced in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $285 million at September 30, 1998, as compared with $395 million at year-end 1997.

During 1998, our operations provided cash of $2,078 million. We raised an additional $701 million from net borrowings and $130 million from asset sales. We spent $2,226 million on our capital and exploratory program and paid $792 million in dividends to common, preferred and minority shareholders.

At September 30, 1998, our ratio of debt to total borrowed and invested capital was 34.9%, as compared with 32.3% at year-end 1997. At September 30, 1998, our long-term debt included $1.7 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. At September 30, 1998, we maintained $1.7 billion in revolving credit facilities, which were unused at quarter end. On
November 9, 1998, we increased the amount of the commitments to $2.05 billion, which also remained unused.

Our major debt activity during the first nine months of 1998 was as follows. We:
o borrowed $300 million at 6% for seven years and issued $153 million of Medium-Term Notes.
o borrowed $150 million at 5.92% for seven years to cover expenditures at our Erskine field in the U.K. North Sea.
o borrowed $131 million for four years and entered into an associated LIBOR-based floating rate swap associated with existing assets of our Tartan Field in the U.K. North Sea.
o  borrowed $94 million from the issuance of Zero Coupon Notes due 2005.

o increased the amount of our commercial paper by $300 million, to a total of $1.2 billion at September 30, 1998.
o repurchased approximately $200 million of 10.61% Notes that we assumed in last year's acquisition of Monterey Resources.

During the first quarter of 1998, we purchased about $125 million of common stock in the open market. This completed a two-year program under which we purchased $650 million of our common stock. On March 30, 1998, we announced that we will purchase up to an additional $1 billion of our common stock, subject to market conditions, through open market purchases or privately negotiated transactions. Under the current program, we purchased about $450 million during the first nine months of 1998.

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

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective in the first quarter 2000. SFAS 133 establishes new accounting rules and disclosure requirements for derivative instruments. We are assessing the impacts of SFAS 133 on the balance sheet and on net income.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Our capital and exploratory expenditures for the first nine months of 1998 and 1997 were $2,769 million and $3,023 million, respectively.

In the U.S., our exploration and development expenditures slowed during the third quarter, but were flat for the year. Activities continued to reflect our focus in both the traditional shelf and deepwater areas of the Gulf of Mexico. Using advanced technologies, we continue to grow oil and gas production and reserves.

Internationally, our expenditures decreased following the completion of several large projects in both the U.K. and Danish sectors of the North Sea. Development activity in Indonesia, the North Sea and other promising areas continued while exploratory spending decreased in China and other Far Eastern areas. Upstream expenditures in discovered reserve opportunities also continued in promising areas, including the Karachaganak venture in Kazakhstan.

Lower international downstream expenditures reflected a decrease in the Caltex marketing areas from higher 1997 service station investments in Hong Kong and slower re-imaging spending in Caltex areas and Europe. These decreases were partly offset by higher marketing and manufacturing expenditures in our newly formed U.S. alliances.

We continue to carefully assess investment projects given the current and projected industry environment. Adjustments in spending have been made by deferring non-critical projects into future periods. It is expected that our capital and exploratory expenditures for the year 1998 will be about 20 percent less than the $4.6 billion that we had budgeted for the year.

YEAR 2000
---------

The Year 2000 ("Y2K") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations, which could cause business disruptions. Equipment that uses a date, such as computers and operating control systems, may be affected. This includes equipment used by our customers and suppliers, as well as by utilities and governmental entities that provide critical services to us.

At Texaco, we started working on the Y2K problem in early 1995. By early 1996, we formed a Business Unit Steering Team and a Corporate Year 2000 Office. Our progress is reported monthly to the CEO, and quarterly to the Board of Directors. Additionally, we are actively performing both internal audits and external reviews to ensure that we reach our objectives. We project that we will spend no more than $75 million on making our systems Y2K ready. As of September 30, 1998, we have incurred costs of approximately $35 million.

We recognize that the Y2K issue affects every aspect of our business, including computer software, computer hardware, telecommunications, and industrial automation. Our Y2K effort has included an extensive program to educate our employees, and development of detailed guidelines for project management, testing, and remediation. Each business unit is periodically graded on their progress toward reaching their project milestones. Our major affiliates are undertaking similar programs.

In our computers and computer software, most of the problems we have found involve our corporate financial software applications. Approximately 95% of these need some type of modification or upgrade. In our industrial automation systems, which are used in our refinery, lubricant plant, gas plant and oil well operations to monitor, control and log data about the processes, approximately 5% need modification or upgrade. The majority of these are auxiliary systems, such as laboratory analyzers and alarm logging functions, but several of the higher level supervisory data acquisition systems and flow metering systems also require upgrades. We project that we will be approximately 80% through the effort of inventorying, assessing and fixing our systems by the end of 1998. Almost all systems should be ready by the end of the first quarter of 1999, but a few will be delayed until later in 1999 as we wait for vendor upgrades.

We are well into our program to identify and assess the Y2K readiness of our critical and important suppliers and customers. We will either seek alternative suppliers and customers for those we assess as risky, or we will develop and test contingency plans. We have begun to develop these contingency plans. In addition, we are reviewing our existing business resumption plans. We expect to arrange alternative suppliers or develop and complete the testing of contingency plans no later than July 1, 1999.

All of our production and automation systems are routinely analyzed for potential failures and appropriate responses are identified and documented. If we have missed a potential Y2K problem, it will most likely be in our financial software, or in auxiliary systems in our operations, such as laboratory analyzers and alarm logging functions, where we have found the majority of the problems. We do not anticipate that a problem in these areas will have a significant impact on our ability to pursue our primary business objectives. Any problems in our primary industrial automation systems can be dealt with using our existing engineering procedures. While there can be no assurance that all such modifications and plans will be successful, including contingency plans for our major suppliers and customers, we do not expect that any disruptions will have a material adverse effect on our overall financial position or results of operations.
                                     - 12 -

EURO
----

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will begin to be traded on world currency exchanges and may be used in business transactions. On January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be completely withdrawn from circulation by June 30 of that year.

Our operating subsidiaries affected by the euro conversion have been actively addressing our IT systems and overall fiscal and operational activities to ensure our euro readiness. We are adapting our computer, financial and operating systems and equipment to accommodate euro-denominated transactions. We are also reviewing our marketing and operational policies and procedures to ensure our ability to continue to successfully conduct all aspects of our business in this new, price transparent market. We believe that the euro conversion will not have a material adverse impact on our financial condition or results of operations.


WORLDWIDE UPSTREAM REORGANIZATION
---------------------------------

On November 12, 1998, we announced a worldwide upstream reorganization designed to place greater emphasis on our long-term production and reserve growth, and to address the need for streamlining costs and improving competitiveness in the current low oil price environment. The reorganization is expected to result in the reduction of approximately 1,000 employees and contractors worldwide and to be completed by the end of the first quarter of next year.


                                  * * * * * * *



FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion of YEAR 2000, the EURO and WORLDWIDE UPSTREAM REORGANIZATION contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Factors which could affect our ability to be Y2K compliant by the end of 1999 include: the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them; our inability to identify and remediate every possible problem; a shortage of necessary programmers, hardware and software; and, similar circumstances. Factors which could alter the financial impact of our euro conversion include changes in current governmental regulations (and interpretations of such regulations), unanticipated implementation costs, and the effect of the euro conversion on product prices and margins. The extent and timing of the upstream reorganization will depend upon worldwide and industry economic conditions.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Reference is made to the discussion of Contingent Liabilities in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Item 1 of Texaco Inc.'s Forms 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998 and to Item 3 of Texaco Inc.'s 1997 Annual Report on Form 10-K, which are incorporated herein by reference.


Item 5. Other Information
-------------------------
                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                          1998          1997           1998           1997
                                                                          ----          ----           ----           ----
                                                                                        (Millions of dollars)
FUNCTIONAL NET INCOME
---------------------
Operating earnings
   Petroleum and natural gas
      Exploration and production
         United States                                                  $  319         $  732        $   92         $  232
         International                                                     131            499            40            103
                                                                        ------         ------        ------         ------
           Total                                                           450          1,231           132            335
                                                                        ------         ------        ------         ------
      Manufacturing, marketing and distribution
         United States                                                     235            238           124            132
         International                                                     414            370            38            134
                                                                        ------         ------        ------         ------
           Total                                                           649            608           162            266
                                                                        ------         ------        ------         ------

           Total petroleum and natural gas                               1,099          1,839           294            601

   Nonpetroleum                                                              4             16             4              3
                                                                        ------         ------        ------         ------
           Total operating earnings                                      1,103          1,855           298            604

Corporate/Nonoperating                                                    (287)           186           (83)          (114)
                                                                        ------         ------        ------         ------

           Total net income                                             $  816         $2,041        $  215         $  490
                                                                        ======         ======        ======         ======


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
   Exploration and production
         United States                                                  $1,251         $1,272        $  352         $  491
         International                                                     834            990           283            444
                                                                        ------         ------        ------         ------
           Total                                                         2,085          2,262           635            935
                                                                        ------         ------        ------         ------
   Manufacturing, marketing and distribution
         United States                                                     303            246           120             94
         International                                                     358            486           130            178
                                                                        ------         ------        ------         ------
           Total                                                           661            732           250            272
                                                                        ------         ------        ------         ------

   Other                                                                    23             29             3             18
                                                                        ------         ------        ------         ------
           Total                                                        $2,769         $3,023        $  888         $1,225
                                                                        ======         ======        ======         ======

   Exploratory expenses included above:
         United States                                                  $  195         $  122        $   48         $   46
         International                                                     129            184            45             68
                                                                        ------         ------        ------         ------
           Total                                                        $  324         $  306        $   93         $  114
                                                                        ======         ======        ======         ======










                                                                                             (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1998            1997         1998            1997
                                                                         ----            ----         ----            ----
OPERATING DATA
--------------

Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             443            387           432            391
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,694          1,686         1,641          1,722
     Total net production (000 BOEPD)                                      726            668           706            678

     Natural  gas sales (000 MCFPD)                                      3,926          3,570         3,963          3,312

     Average U.S. crude (per bbl)                                       $10.87         $17.71        $10.06         $16.56
     Average U.S. natural gas (per mcf)                                 $ 2.03         $ 2.28        $ 1.89         $ 2.13
     Average WTI (Spot) (per bbl)                                       $14.89         $20.83        $14.16         $19.78
     Average Kern (Spot) (per bbl)                                      $ 8.43         $14.81        $ 8.65         $14.30

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
           Europe                                                          157            116           163            118
           Indonesia                                                       159            148           168            150
           Partitioned Neutral Zone                                        106             94           104             97
           Other                                                            66             67            59             64
                                                                        ------         ------        ------         ------
              Total                                                        488            425           494            429
     Net production of natural gas - available
         for sale (000 MCFPD)
           Europe                                                          255            197           261            176
           Colombia                                                        185            168           165            190
           Other                                                           108             88            87             79
                                                                        ------         ------        ------         ------
              Total                                                        548            453           513            445

     Total net production (000 BOEPD)                                      579            501           580            503

     Natural gas sales (000 MCFPD)                                         692            562           633            536

     Average International crude (per bbl)                              $11.55         $17.79        $11.05         $16.88
     Average U.K. natural gas (per mcf)                                 $ 2.53         $ 2.68        $ 2.34         $ 2.55
     Average Colombia natural gas (per mcf)                             $ 0.88         $ 1.04        $ 0.79         $ 0.95

Worldwide
---------
     Total net production (000 BOEPD)                                    1,305          1,169         1,286          1,181




                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1998           1997          1998            1997
                                                                         ----           ----          ----            ----
OPERATING DATA
--------------

Manufacturing, Marketing and Distribution
-----------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Western U.S.                                                      388            415           410            420
         Eastern U.S.                                                      316            334           301            339
                                                                         -----          -----         -----          -----
              Total                                                        704            749           711            759

     Refined product sales (000 BPD)
         Western U.S.                                                      597            492           643            512
         Eastern U.S.                                                      387            323           486            327
         Other Operations                                                  228            205           216            222
                                                                         -----          -----         -----          -----
              Total                                                      1,212          1,020         1,345          1,061

International
-------------
     Refinery input (000 BPD)
         Europe                                                            356            337            326           329
         Caltex                                                            417            400            397           379
         Latin America/West Africa                                          64             59            66             60
                                                                         -----          -----         -----          -----
              Total                                                        837            796           789            768

     Refined product sales (000 BPD)
         Europe                                                            567            496           547            508
         Caltex                                                            580            564           563            545
         Latin America/West Africa                                         455            408           474            440
         Other                                                              53             62            56             66
                                                                         -----          -----         -----          -----
              Total                                                      1,655          1,530         1,640          1,559





Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --   (11) Computation of Earnings Per Share of Common Stock.

     --   (12) Computation of Ratio of Earnings to Fixed Charges of Texaco on
               a Total Enterprise Basis.

     --   (20) Copy of  Texaco  Inc.'s  Annual  Report on Form 10-K for the
               fiscal year ended December 31, 1997 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1997) and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --   (27) Financial Data Schedule.

(b) Reports on Form 8-K:

     During the third quarter of 1998, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   July 1, 1998 (date of earliest event reported: July 1, 1998)

          Item 5. Other Events -- reported that Texaco, Saudi Aramco and Shell Oil Company reached agreement on the formation and operational start-up, effective July 1, 1998, of Motiva Enterprises LLC.

     2.   July 21, 1998 (date of earliest event reported: July 21, 1998)

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the second quarter of 1998.

     3.   September 3, 1998 (date of earliest event reported: September 3, 1998)

          Item 5. Other Events -- reported that Texaco and Shell Oil Company signed a non-binding memorandum of understanding with the intention of forming an alliance for their European oil products marketing and manufacturing activities.

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




Date:    November 12, 1998
         -----------------