Form 10-Q/A
period 1998-09-30
TEXACO INC
filed 1999-02-25
CIK 97349

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


                                   ----------


                 AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

================================================================================

The Registrant is filing this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended September 30, 1998, in order to revise the discussion of its Year 2000 Readiness that is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of said Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant is including the complete text of the Management's Discussion and Analysis of Financial Condition and Results of Operations section, as so revised.



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


                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1998           1997          1998           1997
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Net income before special items                                         $  802         $1,422        $  208          $ 490
                                                                        ------         ------        ------          -----
Caltex reorganization                                                      (43)             -           (43)             -
U.S. alliance formation issues                                              (7)             -            25              -
U.S. tax issues                                                             25            488            25              -
Gains on major asset sales                                                  20            174             -              -
Tax benefits on asset sales                                                 19              -             -              -
Financial reserves for various issues                                        -            (43)            -              -
                                                                        ------         ------        ------          -----
                                                                            14            619             7              -
                                                                        ------         ------        ------          -----
Total net income                                                        $  816         $2,041        $  215          $ 490
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

YEAR 2000 READINESS
-------------------

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

State of Readiness

We started working on the Y2K problem in early 1995. By early 1996, we formed a Business Unit Steering Team and a Corporate Year 2000 Office. Our progress is reported monthly to our Chief Executive Officer, and quarterly to our Board of Directors. Additionally, we are actively performing both internal audits and external reviews to ensure that we reach our objectives.

We recognize that the Y2K issue affects every aspect of our business, including computer software, computer hardware, telecommunications, industrial automation and relationships with our suppliers and customers. Our Y2K effort has included an extensive program to educate our employees, and development of detailed guidelines for project management, testing, and remediation. Each business unit is periodically graded on their progress toward reaching their project milestones. Our major affiliates are undertaking similar programs.

In our computers and computer software, most of the problems we have found involve our corporate financial software applications. Approximately 95% of these need some type of modification or upgrade. In our industrial automation systems, which we use in our refinery, lubricant plant, gas plant and oil well operations to monitor, control and log data about the processes, approximately 5% need modification or upgrade. The majority of these are auxiliary systems, such as laboratory analyzers and alarm logging functions, but several of the higher level supervisory data acquisition systems and flow metering systems also require upgrades. We project that we will be approximately 80% through the effort of inventorying, assessing and fixing our systems by the end of 1998. Almost all systems should be ready by the end of the first quarter of 1999, but a few will be delayed until later in 1999 as we wait for vendor upgrades. We are also progressing in our reviews with critical suppliers and customers as to their Y2K state of readiness.

Costs

Because we began early, we have been able to do most of the work ourselves. This has kept our costs low, and we project that we will spend no more than $75 million on making our systems Y2K ready. As of September 30, 1998, we have incurred costs of approximately $35 million.


Risks

Certain Y2K risk factors which could have a material adverse effect on our results of operations, liquidity, and financial condition include, but are not limited to: failure to identify critical systems which will experience failures, errors in efforts to correct problems, unexpected failures by key business suppliers and customers, extended failures by public and private utility companies or common carriers supplying services to us, and failures in global banking systems and capital markets.

We routinely analyze all of our production and automation systems for potential failures and appropriate responses are identified and documented. If we have missed a potential Y2K problem, it will most likely be in our financial software, or in auxiliary systems in our operations, such as laboratory analyzers and alarm logging functions, where we have found the majority of the problems. We do not anticipate that a problem in these areas will have a significant impact on our ability to pursue our primary business objectives. Any problems in our primary industrial automation systems can be dealt with using our existing engineering procedures.

The worst case scenario would be that our failure or failures by our important suppliers and customers to correct material Y2K problems could result in serious disruptions in normal business activities and operations. Such disruptions could prevent us from producing crude oil and natural gas, and manufacturing and delivering refined products to customers. For example, failure by a utility company to deliver electricity to our producing operations could cause us to shut-in production leading to lost sales and income. While we do not expect a worst case scenario, if it occurs, Y2K failures, if not corrected on a timely basis or otherwise mitigated by our contingency plans, could have a material adverse effect on our results of operations, liquidity and overall financial condition.

Contingency Plans

We are well into our program to identify and assess our Y2K readiness and the Y2K readiness of our critical and important suppliers and customers. We will either seek alternative suppliers and customers for those we assess as risky, or we will develop and test contingency plans. We have begun to develop these contingency plans. In addition, we are reviewing our existing business resumption plans. We expect to arrange alternative suppliers or develop and complete the testing of contingency plans no later than July 1, 1999.


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



                                  * * * * * * *



FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion of YEAR 2000 READINESS, the EURO and WORLDWIDE UPSTREAM REORGANIZATION contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Factors which could affect our ability to be Y2K compliant by the end of 1999 include: the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them; our inability to identify and remediate every possible problem; a shortage of necessary programmers, hardware and software; and, similar circumstances. Factors which could alter the financial impact of our euro conversion include changes in current governmental regulations (and interpretations of such regulations), unanticipated implementation costs, and the effect of the euro conversion on product prices and margins. The extent and timing of the upstream reorganization will depend upon worldwide and industry economic conditions.

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




Date:    February 25, 1999
         -----------------