Form 10-K
period 1998-12-31
TEXACO INC
filed 1999-03-26
CIK 97349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998          Commission file number 1-27
                               T e x a c o   I n c .
             (Exact name of registrant as specified in its charter)

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
   Title of each class                                                      on which registered
   -------------------                                                      -------------------
Common Stock, par value $3.125                                             New York Stock Exchange
                                                                           Chicago Stock Exchange
                                                                           The Stock Exchange, London
                                                                           Antwerp and Brussels Exchanges
                                                                           Swiss Stock Exchange
Rights to Purchase  Series D Junior  Participating  Preferred  Stock       New York Stock Exchange
Cumulative  Adjustable Rate Monthly Income Preferred Shares,  Series B*    New York Stock Exchange
6 7/8%  Cumulative  Guaranteed  Monthly Income Preferred Shares, Series A* New York Stock Exchange
81/2% Notes, due February 15, 2003**                                       New York Stock Exchange
8 5/8% Debentures, due June 30, 2010**                                     New York Stock  Exchange
9% Notes,  due December 15, 1999**                                         New York Stock  Exchange
9 3/4%  Debentures,  due March 15, 2020**                                  New York Stock  Exchange
Extendible  Notes,  due June 1, 1999 (5 1/2% to June 1, 1999)**            New York Stock Exchange
Extendible  Notes, due March 1, 2000 (9.45% to March 1, 2000)**            New York Stock Exchange

----------------
* Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                                   ----------
     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting common stock of Texaco Inc. held by non-affiliates at the close of business on February 26, 1999 based on the New York Stock Exchange composite sales price, was approximately $24,946,000,000. The market value of the voting stock of Series B ESOP Convertible Preferred Stock held in the Employees Thrift Plan of Texaco Inc. at the close of business on February 26, 1999, was approximately $762,849,000.
     As of February 26, 1999, there were 536,018,730 outstanding shares of Texaco Inc. Common Stock.


                                   ----------


                       DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)

                                                                                                 Part of
                                                                                                Form 10-K
                                                                                                ---------
   Texaco Inc. Annual Report to Stockholders for the year 1998.................................    I, II
   Proxy Statement of Texaco Inc. relating to the 1999 Annual Meeting of Stockholders..........     III

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                     Texaco Inc.
                                                                   Texaco Inc.          1998          Texaco Inc.
                                                                      1998          Annual Report   March 16, 1999
Form 10-K Item                                                      Form 10-K      to Stockholders  Proxy Statement
--------------                                                      ---------      ---------------  ---------------


                                                                PART I

  1. and 2. Business and Properties
     Development and Description of Business...................     1                --               --
     Industry Review of 1998...................................    1-2               --               --
     Worldwide Operations......................................    3-20              --               --
     Additional Information Concerning Our Business............    21          38-39 and 49-50        --
     Forward-Looking Statements and
       Factors That May Affect Our Business....................   22-23              --               --
  3. Legal Proceedings.........................................    24                68               --
  4. Submission of Matters to a Vote of Security Holders.......    24                --               --

  Executive Officers of Texaco Inc.............................    25                --               --


                                                                PART II

  5. Market for the Registrant's Common Equity
       and Related Stockholder Matters..........................   26                81               --
  6. Selected Financial Data....................................   26                78               --
  7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations......................   26               24-40             --
 7A. Quantitative and Qualitative Disclosures about Market Risk.   26                76               --
  8. Financial Statements and Supplementary Data
                 -- Financial Statements.......................    26               41-68             --
                 -- Report of Independent Public Accountants...    26                69               --
                 -- Supplemental Oil and Gas Information.......    26               70-75             --
                 --Selected Quarterly Financial Data...........    26                77               --
  9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure...................    26                --               --


                                                               PART III

10. Directors and Executive Officers of the Registrant.........    27                --          3-7 and 9-13
11. Executive Compensation.....................................    27                --           7 and 22-27
12. Security Ownership of Certain Beneficial Owners
      and Management...........................................    27                --             2 and 9
13. Certain Relationships and Related Transactions.............    27                --               7-8


                                                                PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  28-29              --               --
    Report of Independent Public Accountants.......................    30                --               --
    Schedule II - Valuation and Qualifying Accounts................    31                --               --

                                     PART I
                                   TEXACO INC.


Items 1 and 2. Business and Properties

                     DEVELOPMENT AND DESCRIPTION OF BUSINESS

     Texaco Inc. was incorporated in Delaware on August 26, 1926, as The Texas Corporation. Its name was changed in 1941 to The Texas Company and in 1959 to Texaco Inc. It is the successor to a corporation incorporated in Texas in 1902. When we use the term "Texaco Inc." in this Form 10-K and in the documents we have incorporated by reference into this Form 10-K, we mean Texaco Inc., a Delaware corporation. We use terms such as "Texaco," "company," "organization," "unit," "we," "us," "our," and "its" for convenience only. These terms may mean either Texaco Inc. and its consolidated subsidiaries or Texaco Inc.'s subsidiaries and affiliates, either individually or collectively.

     Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas liquids, natural gas and petroleum products.

                             INDUSTRY REVIEW OF 1998

Introduction

     Crude oil prices have a major effect on our financial performance. The price of crude oil is determined in the international market by the often complex interaction of worldwide petroleum demand and supply. In 1998, crude oil prices were driven down by several factors which influenced demand and supply. These included economic activity, weather patterns and actions of the
Organization of Petroleum Exporting Countries (OPEC). For 1998, West Texas Intermediate (WTI) crude oil prices averaged $14.39 per barrel, or about 30% below the 1997 average.

Review of 1998

     In 1998, the world experienced a severe economic crisis. Global economic growth averaged a meager 1.6%, significantly below the 4% growth recorded in 1997 and 1996.

     Economic activity varied widely among regions, with many Asian countries hit the hardest. Japan, the world's second-largest economy, experienced its worst downturn in the post-war period, caused by a collapse in consumer and investor confidence and severe banking problems. Several of developing Asia's key economies, including Indonesia, Hong Kong, Korea, Malaysia, Singapore and Thailand also plunged into recession, crippled by a regional financial crisis which began in July 1997.

     The financial turbulence eventually spread to Russia and Latin America. Russia's economy registered a steep decline. In Latin America, the heightened financial uncertainty ultimately pushed the large Brazilian economy into recession, and slowed growth in other Latin American countries. Moreover, weak commodity prices--attributable in part to the slowdown in Asia--curtailed economic growth in other areas, particularly the oil producing countries of the Middle East and Africa.

     In sharp contrast to the areas experiencing economic recession or stagnation, the U.S. and Western Europe enjoyed favorable economic conditions. U.S. growth remained robust as the economy benefited from lower interest rates, and Western Europe showed an improvement because of higher consumer spending.

     Economic activity has a major effect on petroleum consumption. The deterioration in major portions of the global economy resulted in a substantial reduction in oil demand growth, which increased by only about 400,000 barrels per day (BPD) or 0.5% during 1998. This represents a dramatic slowing from the roughly 2 million BPD growth which occurred in both 1997 and 1996. Demand in Asia suffered the largest decline, about 500,000 BPD. This was a significant development, since growth in Asia had accounted for about half of the total worldwide increase in recent years. Moreover, warm weather at both the beginning and end of 1998 constrained oil consumption in the U.S. and Western Europe.

     Crude oil prices were further weakened by significant increases in petroleum supplies early in 1998. Specifically:
o OPEC countries set new, higher production quotas in late 1997 and proceeded to exceed them
o  U.N.-sanctioned crude  oil  exports  from Iraq  increased  sharply
o  Production  from  non-OPEC countries also increased.

     These actions led to a large increase in worldwide petroleum inventories. By mid-1998, OPEC, Mexico and a few other non-OPEC producers agreed to reduce their combined oil production by about 3 million BPD. Yet, in the face of lower demand, this attempt to improve the growing market imbalance did not prevent a further slide in world oil prices. The market price of WTI crude oil slipped from an average of about $16.70 per barrel in January to $11.30 per barrel during December. In addition to lower worldwide crude oil prices, warmer than normal weather and excess capacity caused natural gas prices in the U.S. to decline almost 20%.

Near-Term Outlook

     We are beginning to see signs of strengthening in the international petroleum market. On March 23, 1999, OPEC announced that it would enact further significant cuts in crude oil production in order to support higher prices. Together with some non-OPEC producers, the intent is to remove about two million BPD from the market. While world oil inventories are currently high by historical standards, a supply curtailment of this magnitude could tighten the supply/demand balance.

     At the same time, there are indications that the world economy may well be stabilizing, and growth is likely to pick up in the latter part of the year. Several economic developments seem to support this:
o    The U.S. economy remains robust, with few signs of slowing
o Japan continues to spur its economy with massive fiscal stimulus and a dramatic easing in monetary policy
o Benefiting from an inflow of foreign capital and a trade surplus, Korea expects to enjoy positive growth in real Gross Domestic Product this year
o Brazil is continuing to enact fiscal reforms required for International Monetary Fund support.

     As the world economy picks up, so too will growth in oil demand. Consumption during 1999 is expected to rise by 800,000 BPD -about double the increase of last year. This higher demand, balanced against lower supplies resulting from the OPEC and non-OPEC production accord, suggests a firmer market in 1999.

                              WORLDWIDE OPERATIONS

     Our  worldwide  operations  encompass  three  main  businesses:
o Upstream (exploration  and  production)
o  Downstream   (manufacturing,   marketing  and distribution)
o Global Gas Marketing.

     In the following pages, we discuss each of these businesses, along with our Global Gas and Power and Technology units.

UPSTREAM

     Our upstream results were significantly reduced by the lowest crude oil prices in over 20 years. Despite low prices, we achieved our key operational goals. In 1998:
o    Production was up some 9% over 1997
o Exploration success was highlighted by finds in Nigeria, Trinidad, and the Partitioned Neutral Zone (PNZ) between Saudi Arabia and Kuwait
o Our worldwide reserve replacement of 166% enabled us to achieve our highest year-end reserve total since 1985
o Our finding and development cost was an extremely competitive $3.45 per barrel of oil equivalent (BOE).

Exploration

     The year 1998 was a very successful year in exploration, highlighted by key discoveries in Nigeria, Trinidad and the PNZ. In addition, we continued to add to our deepwater Gulf of Mexico position and added new blocks in Angola and Colombia. During the year, we continued to focus our exploration efforts on West Africa, the deepwater Gulf of Mexico, Trinidad and Colombia, while withdrawing from several less productive areas such as Italy, Vietnam and Thailand.

West Africa

     Our significant oil discovery in Nigeria Block OPL-216, named Agbami, could potentially contain several hundred million barrels. Located in the central Niger Delta approximately 70 miles offshore, the discovery well was drilled in 4,700 feet of water -- a current industry record for Nigeria -- and it encountered 420 net feet of oil pay in multiple zones.

     In March 1999, we and our partner Statoil announced a discovery on the nearby block OPL-218. Preliminary data indicates the reservoirs of Block 218 (46.15% Texaco share) could contain up to several hundred million barrels of recoverable oil.

     Our acreage holdings in the deepwater off Nigeria are approximately 1.2 million acres. We are well positioned to expand reserve finds in this developing "hot spot" for exploration.

     In Angola, we acquired a 50% interest in Block 1, which is located west of Texaco's producing Block 2/85. Block 1, covering almost one million acres, is the third Texaco-operated exploration block that we acquired in Angola over the past two years. During 1998, we signed a Production Sharing Agreement with Sonangol, Angola's state-owned oil company, for Blocks 9 and 22, in which we acquired 40% interests in 1997.

Gulf of Mexico

     We were an active participant in both the Western and Central Gulf of Mexico lease sales in 1998, adding 92 new blocks to our already strong inventory of deepwater prospects. These blocks added slightly over 500,000 gross acres to our total Gulf acreage. With 2.4 million gross acres, we have the third largest holdings in the deepwater Gulf of Mexico.

South America/Caribbean

     Texaco Trinidad Inc. and our partner, British Gas, announced two discoveries in Trinidad during 1998. The Dolphin Deep discovery, located in 650 feet of water, approximately 60 miles off Galeota Point, southeast of Trinidad, encountered 430 feet of gas pay in three zones and tested at a rate of 36 million cubic feet of gas per day and 370 barrels of condensate per day.

     Following on from the Dolphin Deep discovery, the partnership (Texaco share 50%) announced the Starfish discovery late in the year. The Starfish discovery was drilled in 427 feet of water on the border between Blocks E and 5a. The well encountered 501 feet of natural gas pay in four zones and tested at a constrained rate of 16.2 million cubic feet of natural gas per day.

     In Colombia, Texas Petroleum Company, together with Shell, signed two new exploration contracts with Ecopetrol, Colombia's state-owned oil company, to explore two large offshore blocks. Texaco and Shell each hold a 25% share in the two blocks in which we will be the operator. The blocks encompass more than 12 million acres.

Partitioned Neutral Zone

     Saudi Arabian Texaco Inc., together with Kuwait Oil Company, announced the Humma discovery during 1998 (50% Texaco share). The discovery well is located approximately 16 miles southwest of Wafra Field in the PNZ. The well encountered 726 feet of gross crude oil pay and tested at a combined rate of 3,400 barrels of oil per day.

Production

     Strong production growth was the highlight for 1998 as we increased our worldwide production by 9% to 1.3 million barrels of oil equivalent per day. U.S. production accounted for some 55% of worldwide production or 713,000 BOE per day and was up by 5% over 1997. International production was up by 14% over 1997 to 588,000 BOE per day.

     The worldwide production increase came primarily from the North Sea and California. However, there were also success stories in the PNZ, Kazakhstan and the Gulf of Mexico.

Gulf of Mexico

     Three new fields began producing in 1998: Barite South, Arnold and Oyster. The Barite South field (60% Texaco share) began producing in April from a 12-slot conventional platform with two wells. Several new wells were added during the course of the year. Barite South was followed in May by the Arnold field (37.5% Texaco share) and the Oyster field (33.3% Texaco share). Both of these developments have Marathon as a partner. These three new developments helped offset production declines in other Gulf fields, allowing total Gulf of Mexico production to remain as one of our strongest upstream assets.

California

     In 1998, we had our first full year of production from the properties acquired from Monterey Resources in November of 1997. Production in California was up by some 42,000 barrels of oil equivalent per day due primarily to the increased production associated with the 1997 acquisition. Since the acquisition, we have been successful at reducing field operating costs by over $1 per barrel for the acquired Monterey fields, while increasing production by applying our experience in heavy-oil technology.

United Kingdom

     The U.K. sector of the North Sea provided the most significant increase in our production profile, accounting for some 44,000 barrels of oil equivalent per day of increased production. Galley field, located in Block 15/23a, achieved first production in March 1998. Our 67.4% share of the field's production amounted to just under 17,000 barrels of oil equivalent per day for the full year. In addition, 1998 saw the first full year of production from both the Captain and Erskine fields.

Middle East  and Caspian Area

     In 1998, Saudi Arabian Texaco (SAT) achieved a production increase for the sixth consecutive year in the PNZ. Continued development of the three key fields operated by SAT, and partner Kuwait Oil Company, drove our share of production to a record 108,000 barrels of oil per day.

     In Kazakhstan, the Karachaganak field added new production for us in 1998 following the signing of the Production Sharing Agreement in November 1997. Texaco (20% share), together with partners BG, Agip and Lukoil, saw production limited from the field due to economic constraints. However, the potential exists for significant production increases following completion of the Caspian Pipeline Consortium pipeline or other equivalent outlets for crude oil from the Karachaganak field.

     Also in Kazakhstan, we acquired a 65% operating interest in the North Buzachi oil field from Nimir Petroleum Company. The field is located 120 miles north of the Caspian port city of Aktau. A pilot work program will determine the viability of developing the field.

Indonesia

     P.T. Caltex Indonesia (CPI), an exploration and production company, is owned 50% each by Texaco and Chevron. CPI holds a Production Sharing Contract in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for seven other petroleum contract areas, with 33 fields. Exploration is pursued through an area comprising approximately 16 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1998 was over 760,000 barrels of crude oil per day.

China

     During 1998, Texaco China B.V. and ARCO China Inc. signed a new petroleum contract with the Chinese National Offshore Oil Corporation to develop QHD 32-6 field, China's second largest offshore oil field. Discovered in 1995, QHD 32-6 is located approximately 155 miles southeast of Beijing in Bohai Bay. The field is located in 65 feet of water and we hold a 24.5% interest.

     Also in 1998, we signed the first contract with the China United Coalbed Methane Corporation. The contract will allow us to explore for coalbed methane in two blocks covering 2,663 square kilometers in China's Anhui Province. Successful exploration will allow us to apply the expertise we have gained in our U.S. operations.

Reserves

     We increased our worldwide reserve base to nearly 4.7 billion BOE by year-end 1998. Approximately 54% (2.5 billion BOE) of these reserves are located in the United States. U.S. reserves are up by 3% over year-end 1997 with the majority of the increase associated with additions in California. International reserves (2.2 billion BOE) were up 15% over year-end 1997. The primary contributors to this increase were Indonesia and the PNZ.

     Excluding sales and purchases, our 1998 reserve replacement was 166%. Over the past three years, worldwide reserve replacement averaged 150%. Over the past five years, our worldwide reserve replacement averaged 138%.

Capital and Exploratory Expenditures

     Our upstream capital and exploratory expenditures during 1998 of $2.7 billion were down slightly from 1997, excluding the $1.4 billion acquisition of Monterey Resources in 1997. Texaco's expenditures in 1998 reflect the deferral of certain projects due to the low-price environment. We spent approximately $1.4 billion in the U.S. and $1.3 billion internationally. Our worldwide finding and development costs in 1998 were a very competitive $3.45 per BOE, down from $3.79 in 1997. Our finding and development costs in 1998 were $4.41 per BOE in the U.S. and were $2.64 per BOE internationally.

     Spending for 1999 on upstream projects is expected to be $2.3 billion. Even in the current low-price environment, we feel it is important to continue to prudently allocate capital resources to projects which often have long lead times and which will generate attractive returns in the future. However, we continue to carefully assess investment projects given the current and projected industry environment.

     Development  spending  will  be  directed  towards  projects  in  the  U.S.
deepwater Gulf of Mexico, the U.K. North Sea and Denmark. Major exploration projects will include Nigeria, Angola and Trinidad.

              SUPPLEMENTARY EXPLORATION AND PRODUCTION INFORMATION

     The following tables provide supplementary information concerning the oil and gas exploration, development and production activities of Texaco Inc. and consolidated subsidiaries, as well as our equity in CPI, a 50%-owned affiliate operating in Other Eastern Hemisphere. Supplemental oil and gas information required by Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities, is incorporated herein by reference from pages 70 through 75 of our 1998 Annual Report to Stockholders.

     Reserves Reported to Other Agencies

     We provide information concerning recoverable, proved oil and gas reserve quantities to the U.S. Department of Energy and to other governmental bodies annually. Such information is consistent with the reserve quantities presented in Table I, Net Proved Reserves, beginning on page 70 of our 1998 Annual Report to Stockholders.

     Average Sales Prices and Production Costs--Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 74 of our 1998 Annual Report to Stockholders.

     Delivery Commitments

     During 1999, we expect that our net production of natural gas will approximate 2.3 billion cubic feet per day. This estimate is based upon our past performance and on our assumption that such gas quantities can be produced under operating and economic conditions existing at December 31, 1998. We did not factor possible future changes in prices or world economic conditions into this estimate. These expected production volumes, together with the normal related supply arrangements, are sufficient to meet our anticipated delivery requirements under contractual arrangements. Approximately 34% of our proved natural gas reserves in the U.S. as of December 31, 1998, 1997 and 1996 were covered by long-term sales contracts. These agreements are primarily priced at market.

Oil and Gas Acreage

                                                                                       As of December 31, 1998
                                                                                  ---------------------------------
         Thousands of acres                                                       Gross                      Net
         ------------------                                                       -----                      ---
     Producing
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        3,200                      1,792
              Other Western Hemisphere  ...................................          110                         53
              Europe  .....................................................          146                         53
              Other Eastern Hemisphere  ...................................          645                        156
                                                                                  ------                     ------
                  Total ...................................................        4,101                      2,054

         Equity in Affiliate...............................................          210                        105
                                                                                  ------                     ------
                              Total worldwide..............................        4,311                      2,159
                                                                                  ------                     ------
     Undeveloped
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        8,820                      6,091
              Other Western Hemisphere  ...................................       13,948                      3,597
              Europe  .....................................................        6,690                      2,784
              Other Eastern Hemisphere.....................................       57,494                     28,663
                                                                                  ------                     ------
                  Total ...................................................       86,952                     41,135

         Equity in Affiliate...............................................        1,745                        873
                                                                                  ------                     ------
                               Total worldwide.............................       88,697                     42,008
                                                                                  ------                     ------

                           Total oil and gas acreage.......................       93,008                     44,167
                                                                                  ======                     ======

Number of Wells Capable of Producing*

                                                                                       As of December 31, 1998
                                                                                  ---------------------------------
                                                                                  Gross                      Net
                                                                                  -----                      ---
     Oil wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................       33,876                     18,033
              Other Western Hemisphere  ...................................          326                        109
              Europe  .....................................................          258                         75
              Other Eastern Hemisphere  ...................................        1,775                        652
                                                                                  ------                     ------
                  Total ...................................................       36,235                     18,869

         Equity in Affiliate...............................................        4,744                      2,372
                                                                                  ------                     ------
                               Total worldwide**...........................       40,979                     21,241
                                                                                  ======                     ======

     Gas wells
         Texaco Inc. and Consolidated Subsidiaries
              United States................................................        7,363                      3,233
              Other Western Hemisphere  ..................................            33                         17
              Europe  .....................................................           36                         10
              Other Eastern Hemisphere  ...................................           34                          6
                                                                                  ------                     ------
                  Total ...................................................        7,466                      3,266

         Equity in Affiliate   ............................................           47                         24
                                                                                  ------                     ------
                               Total worldwide**...........................        7,513                      3,290
                                                                                  ======                     ======

---------------
  * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plugging and abandonment have been excluded from the number of wells capable of producing.
 ** Includes 140 gross and 54 net multiple completion oil wells and 8 gross and 6 net multiple completion gas wells.

Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
                                                       ------------------------------------------------------------
                                                             1998                  1997                 1996
                                                       ----------------      ---------------        ---------------
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................     14    14     26       32   22     35        29    28    29
     Other Western Hemisphere......................     --     2      2        1   --      1        --     3     1
     Europe........................................     --    --      1        4   --      1         3    --     1
     Other Eastern Hemisphere......................      4     4      2        1    3      5         1     2     2
       Total  .....................................     18    20     31       38   25     42        33    33    33
   Equity in Affiliate.............................      3    --     --        2   --     --        --    --    --
                                                     -----   ---    ---    -----  ---    ---       ---   ---   ---
         Total worldwide...........................     21    20     31       40   25     42        33    33    33

Net development wells
   Texaco Inc. and Consolidated Subsidiaries
     United States.................................    937   106     14      883  165     23       283   191    44
     Other Western Hemisphere......................    109     3     --      107    1      3        33     8    --
     Europe.......................................      21     2     --        6    3     --         1    --     1
     Other Eastern Hemisphere......................     38    27     --       45    1     --        44    --     1
                                                     -----   ---    ---    -----  ---    ---       ---   ---   ---
       Total ......................................  1,105   138     14    1,041  170     26       361   199    46
   Equity in Affiliate.............................    271    --     --      143    1     --       259     1    --
                                                     -----   ---    ---    -----  ---    ---       ---   ---   ---
         Total worldwide...........................  1,376   138     14    1,184  171     26       620   200    46
                                                     =====   ===    ===    =====  ===    ===       ===   ===   ===

------------
* Exploratory wells which identify oil and gas reserves, but have not resulted in recording of proved reserves pending further evaluation, are not considered completed wells. Reserves which are identified by such wells are included in Texaco's proved reserves when sufficient information is available to make that determination. This is particularly applicable to deep water exploratory areas which may require extended time periods to assess, such as the U.K. sector of the North Sea and in the deepwater U.S. Gulf of Mexico.

Additional Well Data                                                     As of December 31, 1998
                                                       ------------------------------------------------------------
                                                         Wells in the                 Pressure Maintenance
                                                          process of          -------------------------------------
                                                          drilling                                   Projects in
                                                       --------------         Installations         the process of
                                                       Gross      Net         in operation          being installed
                                                       -----      ---         ------------          ---------------
Texaco Inc. and Consolidated Subsidiaries
   United States...................................       40       31               390                    --
   Other Western Hemisphere........................        3        2                 1                    --
   Europe..........................................        6        1                13                    --
   Other Eastern Hemisphere........................       17        6                13                     1
                                                         ---      ---               ---                   ---
     Total ........................................       66       40               417                     1
Equity in Affiliate................................        6        3                 7                    --
                                                         ---      ---               ---                   ---
       Total worldwide.............................       72       43               424                     1
                                                         ===      ===               ===                   ===

DOWNSTREAM

Texaco International Marketing and Manufacturing

     Our Texaco International Marketing and Manufacturing (TIMM) unit conducts business in some 60 countries throughout Latin America, the Caribbean, Europe and West Africa. The main lines of business for this unit are fuel and lubricants sales, both retail and commercial, and petroleum refining.

     We are a market leader in the Caribbean and Central and South America with significant fuels market shares, as high as 25% in most Caribbean and Central American countries. One-fourth of our worldwide lubricants sales are in Latin America. Our largest business is in Brazil, where sales are over 50 million barrels per year and our market share is 13.5% in retail fuels and 23% in lubricants. In Brazil, the addition of over 200 branded retail stations in 1998 brings our total retail stations to more than 3,200.

     In the Andean Region, comprising Colombia, Ecuador, Peru, Panama and Venezuela, we have almost 1,000 service stations. In Venezuela, which is expected to become a major retail market in this region, we are positioned to match our growing lubricants market share with an expanded retail development program. This should occur as soon as the timing and economics related to the privatization of that sector are developed further.

     In early 1999, our business in Brazil and the Andean countries has been impacted by economic slowdown and currency devaluation. We are taking prompt actions, such as significant reductions in capital expenditures and expenses, to mitigate the effects of these problems. In addition, we are taking steps to reduce our overall exposure.

     In the Caribbean and Central America, we operate in 32 countries through a network of 1,250 service stations. Petroleum demand growth is projected to be about 3% a year. In this region, we have built on our excellent market share and presence to continue growth by investing in areas with the greatest potential. We will continue to grow by aligning ourselves with suppliers, major industrial customers, and other oil companies where we can capture infrastructure efficiencies.

     We continue to maximize returns from our substantial retail properties by increasing non-fuel retail income. One of our most successful non-fuel retail initiatives has been the development of the Star Mart(R) convenience store brand. We now have close to 250 Star Mart convenience stores throughout Latin America and the Caribbean. Growth of the Star Mart concept has paralleled the strong growth of the regional economies and the increase in disposable income, making the convenience store concept more appealing to the consumer. Non-fuel income represents a strategic growth opportunity for our international areas.

     Latin America and West Africa refined product sales for 1998 increased 13% as compared with 1997 sales, reflecting the continuing leverage of our strong position in these markets. Our 1998 cost containment initiatives have also decreased controllable expenses by $.23 a barrel compared with 1997.

     The Latin America manufacturing segment consists of two equity refineries, one in Escuintla, Guatemala, with a crude capacity of 16,500 barrels per day, and the other in Bahia Las Minas, Panama, with a crude capacity of 60,000 barrels per day. The refinery at Panama refines oils and wholesales finished products for local sales, canal sales, and export markets, while the Guatemala refinery supplies only internal country requirements.

     In Europe, we are in regional markets, with our assets concentrated in the UK, Ireland and the Benelux. We also have a 50% interest in Hydro Texaco, a Scandinavian marketing joint venture with Norsk Hydro, as well as fuels and lubricants marketing companies in Greece and Poland. We market lubricants in all other major European countries, ranking among the top 10 lubricant marketers. We are also the number one supplier of lubricants and coolants to original equipment manufacturers in Europe.

     In 1998, the UK market recovered somewhat from the effects of price wars triggered by the aggressive growth of hypermarkets. With the stabilization of margins, we are growing our market share, primarily through the acquisition of dealers. There are 286 more Texaco-branded retail outlets in the UK now than there were at the end of 1997. Our commercial sales business has expanded 50% and now shows a more balanced portfolio of end-users, equity distributors, authorized distributors, resellers and spot sales. Our lubricants division has made similar progress with a 41% increase in volume since 1997. A major factor in this increase is that 50% of all vehicles leaving UK assembly lines are being filled with Texaco lubricants. All of our progress is the result of focused strategy, organizational efficiencies, reduced costs and customer focus.

     In Ireland and the Benelux, we have double-digit market share, and we continue to improve our cost structure to be more effective in these highly competitive markets.

     In European manufacturing, we have an interest in two refineries with a total capacity for Texaco of 308,000 barrels per day. We own the Pembroke refinery in Wales, UK, which has the largest Fluid Catalytic Cracker and Alkylation units in Europe. It is one of the most modern and advanced refineries in Europe with very high motor gasoline yields and qualities. This refinery supplies our marketing requirements in the UK and Ireland, and also exports its high-quality gasoline to other parts of the world. It has a highly skilled, talented and innovative workforce, which provides competitive strength in the areas of health and safety performance and overall plant reliability. Pembroke is also well situated to economically comply with the European Union's new fuel specifications for the year 2000 and beyond.

     We also own a 31% interest in the 380,000-barrel-per-day Nerefco refinery in Rotterdam, a joint venture with British Petroleum. This refinery provides the main supply to our Netherlands marketing operations and, due to its excellent location in Rotterdam harbor, is a key supplier to the Rotterdam fuel market and to the German light products market. The consolidation of the Nerefco refinery to one site was successfully completed in September 1998 with the start-up of a new 40,000 barrels per day hydrotreater. The project was completed three months ahead of schedule and 8% below target cost. We expect that annual reductions of 27% in operating expenses and 55% in maintenance capital will result from this project.

U.S. Downstream Alliances

     Our  U.S.   downstream   operations   include  the  operations  of  Equilon
Enterprises LLC and Motiva Enterprises LLC. Equilon and Motiva own Equiva Trading Company, which functions as the trading unit for both companies. They also own Equiva Services LLC, which provides common financial, administrative, technical and other operational support to both companies.

     The combination of Equilon and Motiva is estimated to be the largest retail gasoline marketer in the U.S., having an approximate 15% share of the domestic gasoline market. The two companies have 10 refineries with a combined capacity of about 1.7 million barrels per day, interests in about 31,000 miles of pipelines and distribute gasoline through about 23,600 retail outlets.

Equilon Enterprises LLC

     On January 1, 1998, Equilon was formed as a joint venture between Texaco and Shell. Equilon, which is headquartered in Houston, Texas, combines major elements of Texaco's and Shell's western and midwestern U.S. refining and marketing businesses and their nationwide transportation and lubricants businesses. We own 44% and Shell owns 56% of the company.

     Equilon refines and markets gasoline and other petroleum products under both the Texaco and Shell brand names in all or parts of 32 states. Equilon is estimated to be the seventh largest refining company in the U.S. with six refineries located in:
o Anacortes,  Washington
o Bakersfield,  California
o El Dorado,  Kansas
o Martinez,  California
o Los Angeles,  California
o Wood River, Illinois.

     Equilon owns or has interest in 66 crude oil and product terminals. It is estimated to be the fifth largest retail gasoline marketer in the U.S., distributing products through approximately 9,400 service stations. Equilon has an estimated 7.4% share of the national gasoline market and an estimated 14.3% share of the gasoline market in its geographic area.

     The year 1998 was a year of organization and transition for Equilon. About 9,000 positions in Equilon were identified and staffed using a staff selection process designed to fill each position with the best qualified person. There was about a 20% reduction from the previous employee level in areas outside of refinery and retail operations.

     Pursuant to consent agreements with the Federal Trade Commission and certain state governments, Equilon divested itself of Shell's Anacortes, Washington, refinery, certain marketing assets in Southern California, and pipeline interests. In mid-March 1999, Equilon completed the sale of certain marketing assets in Hawaii.

     Equilon began early in 1998 to combine the operations of the two companies. For example, it closed one refinery and targeted three lubricant blending plants for closing or sale. It also eliminated numerous contract blending locations. In transportation, product and crude movements were shifted into the new Equilon system where other pipelines had previously been utilized. Sales offices were consolidated and many offices were closed. A common enterprise-wide accounting system is being developed that will replace the multitude of systems previously used.

     Capturing synergies from the formation of Equilon was a high priority in 1998. After deducting start-up expenses associated with the new company, savings were greater than expected.

     Equilon will implement plans which it developed in 1998 to restructure and strengthen its retail marketing system over the next several years. It began a major initiative to improve supply chain management and to leverage the combined strength of Equilon and Motiva in supply acquisition.

Motiva Enterprises LLC

     On July 1, 1998, we formed Motiva as a joint venture among Shell, Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco. Motiva combines Texaco's and Saudi Aramco's interests and major elements of Shell's eastern and Gulf Coast U.S. refining and marketing businesses. We and Saudi Refining, Inc., each owns 32.5% and Shell owns 35% of Motiva. Texaco's and Saudi Aramco's interests in these businesses were previously conducted by Star Enterprise, a joint-venture partnership owned 50% by Texaco and 50% by Saudi Refining, Inc.

     Motiva refines and markets gasoline and other petroleum products under the Shell and Texaco brand names in all or part of 26 states and the District of Columbia, providing product to 14,200 Shell- and Texaco-branded retail outlets. The company owns and operates 610 retail outlets--45 Shell-branded and 565 Texaco-branded. Motiva owns and leases 2,325 retail outlets--1,705 Shell-branded and 620 Texaco-branded -- and has 645 independent wholesale marketers and 400 open retailers. Motiva has an estimated 7.5% share of the national gasoline market and an estimated 15.5% market share in its geographic area.

     Motiva is the eighth largest refiner in the U.S., capable of refining about 819,000 barrels a day. Motiva's refineries are located in:
o    Convent, Louisiana
o    Delaware City, Delaware
o    Norco, Louisiana
o    Port Arthur, Texas.

     Motiva also owns or has interests in 47 product terminals.

     In 1998, Motiva undertook actions to identify and capture synergies. Some of the major synergies captured included the hydrotreater realignment at the Convent, Louisiana refinery, a gasoline additives synergy, consolidation of the marketing staff and the reduction of insurance expense.

Equiva Trading Company

     Equilon and Motiva jointly own Equiva Trading Company. Equiva Trading provides supply and trading services for Equilon, Motiva and other affiliates of Texaco and Shell. In addition, Equiva Trading conducts a large and growing trading activity on behalf of Equilon. Equiva Trading buys and sells in excess of 7 million barrels of hydrocarbons per day in the physical markets, making it one of the largest petroleum supply and trading organizations in the world. Specific lines of business include: acquisition, sales and trades of domestic and international crude oil and products; lease crude oil acquisition and marketing; marine chartering; and, risk management support and services.

Equiva Services LLC

     Equilon and Motiva also jointly own Equiva Services. Equiva Services was established to provide common services to both Equilon and Motiva. Equiva Services provides services in areas such as brand management, retail operations, accounting, tax, treasury, information technology, safety, health and environment. Combining these common services, rather than having a separate service organization for each company, is one way that Equilon and Motiva are capturing the synergies of combination despite different ownership.

Caltex Corporation

     Caltex Corporation (formerly known as Caltex Petroleum Corporation) is jointly owned 50% each by Texaco and Chevron. Caltex operates in more than 60 countries in the Asia-Pacific region, Africa, the Middle East, New Zealand and Australia. Caltex refines crude oil and markets petroleum and convenience products through its subsidiaries and affiliates, and is also involved in distribution, shipping, storage, marketing, supply and trading operations.

     Caltex has interests in 13 fuel refineries with equity refining capacity of 978,000 barrels per day. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lubricating oil blending plants and more than 500 ocean terminals and depots. Caltex continues to be a major supplier of refined products through its large refineries in South Korea, Singapore and Thailand, where its Star refinery is being integrated with the nearby Shell refinery. Its trading organization provides 24-hour service to the Caltex system and to third parties that require crude oil, feedstocks, base oils and refined products.

     Refining margins in 1998 were at their lowest level in more than 10 years, due to worldwide oversupply of capacity, which was partly a result of the economic disruption in many Asian countries. By focusing on full utilization of assets, cost reductions, cost-effective investments and initiatives to improve efficiency and maintain the integrity of the refining assets, the operating performance of Caltex' refineries has continued to improve, mitigating the effect of low margins to the extent possible.

     Caltex and its affiliates maintain a strong marketing presence through a network of 8,000 retail outlets, of which 4,700 are branded as Caltex. It also operates over 425 Star Mart convenience stores. Caltex sales of crude oil and petroleum products were 1.5 million barrels per day in 1998.

     In 1998, Caltex reorganized by changing from a geographic to a functional organizational structure. The new structure is flatter, and has improved channels of communication to manage and allocate resources more effectively. Additionally, Caltex is relocating its executive leadership team from Dallas, Texas, to Singapore to be closer to its main operating area.

     Caltex' business strategies are to:
     o improve the financial performance of its established business operations
     o selectively grow in emerging countries
     o increase non-fuel earnings through convenience stores
     o continue with the retail reimaging program in preferred marketing areas
     o pursue initiatives to further reduce operating expenses and boost margins
     o achieve top competitive performance in each market.

     In addition to the retail initiatives, Caltex has created specialized business units that are helping Caltex' operating companies position themselves for larger shares of the high-growth markets for lubricating oils and greases, aviation fuels, and LPG. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore. Affiliates in South Korea and Japan are active in the petrochemicals business. Their plants convert lower-value refinery output into products such as polypropylene, benzene and paraxylene, thus providing Caltex with the opportunity to market a wider range of higher value products.

     Caltex has been an active participant in the Asia-Pacific region for many years. This region is comprised of mature and growth markets. Caltex has followed strategies to compete aggressively in mature markets, such as Japan, Hong Kong, Singapore, Australia, New Zealand and South Africa. Caltex is also active in such developing countries as Malaysia, Thailand, the Philippines and South Korea. Caltex is also actively pursuing opportunities in less developed countries where demand growth is expected to strengthen, such as Vietnam, Laos, Cambodia, Sri Lanka, India, and portions of Central and East Africa.

     Caltex refines, markets, transports and trades crude oil and products in the Middle East and eastern and South Africa. In South Africa, Caltex has been the brand leader in gasoline sales for many years, with about 1,100 retail outlets. Caltex operates a wholly-owned 112,000 BPD refinery in Capetown.

GLOBAL GAS MARKETING

     Texaco Natural Gas - North America (TNG) is a fully integrated midstream organization that offers a wide range of services including gas gathering, processing, transportation, storage, sales and purchases, and risk management for natural gas and natural gas liquids. TNG's primary objective is to grow shareholder worth by extracting value across the entire energy value-chain - from the wellhead to the burner tip.

     The majority of TNG's assets are strategically located in the U.S. Gulf Coast area. TNG owns and operates one of the largest producer-owned gas pipeline systems in the U.S. consisting of more than 1,600 miles of pipe with over 50 interconnects to other intrastate and interstate pipelines. The system is made up of three pipeline companies: Sabine Pipeline Company, Bridgeline Gas Distribution LLC, and Discovery Gas Transmission LLC.

     Sabine Pipeline features an open-access interstate natural gas pipeline that extends from Port Arthur, Texas, to the Henry Hub near Erath, Louisiana. The Henry Hub is the official delivery mechanism for the New York Mercantile Exchange's natural gas futures contracts. This is due in large part to Sabine's reputation for service, flexibility and reliability.

     Bridgeline Gas Distribution LLC is an intrastate pipeline system that extends across South Louisiana from Lake Charles to New Orleans. Bridgeline connects distribution companies, electric utilities, and over 60 industrial end-users and satisfies more than 34% of Louisiana's natural gas demand through sales, transportation, and storage services. It also connects to 10 major interstate and four intrastate pipelines in the region, providing open-access transportation and storage services. Bridgeline access allows customers the flexibility to take their gas to the highest value markets. Attached to the Bridgeline system is a natural gas storage cavern with over 3 billion cubic feet of working capacity. Bridgeline's Sorrento Storage Facility acts as a "shock absorber" in the Gulf Coast to help balance supply and demand, enabling TNG to meet a variety of customers' needs on short notice. An additional 3 billion cubic feet of working capacity will be available for lease beginning in 2000.

     The recent start-up of Discovery Gas Transmission, a major natural gas gathering and transmission pipeline in the offshore waters of the Gulf of Mexico, will allow us to add significant value from this core area in the Gulf. The 30-inch pipeline stretches for 105 miles into the Gulf with numerous laterals to deepwater drilling fields and provides crucial capacity to a currently under-served area. The project also includes a gas processing plant in Larose, Louisiana, giving Gulf Coast producers a convenient means for gathering, processing, and transporting their gas to market. In addition, Discovery is installing a 42,000-barrel-a-day fractionator at the site of our Paradis gas processing plants. We hold a one-third ownership interest in the Discovery affiliate, with the Williams Companies and British-Borneo.

     In addition to the Larose gas processing plant, TNG operates five natural gas processing plants located in South Louisiana, which have a combined capacity of 1.2 billion cubic feet a day. TNG also has an ownership interest in six other plants. These assets strategically position TNG to take advantage of the significant influx of natural gas, which we expect from deepwater developments in the Gulf of Mexico.

     TNG also has substantial natural gas liquid (NGL) assets in the state of Louisiana. Texaco Expanded NGL Distribution System (TENDS) is currently being constructed to further leverage our strategic position in South Louisiana to take advantage of the increasing volumes of rich gas coming on shore over the next few years from deepwater developments. This system integrates newly constructed and purchased pipelines with our existing assets. The result is an integrated bi-directional natural gas liquid pipeline, fractionation, and underground storage system with a combined pipeline length of about 500 miles, extending from Lake Charles to Alliance, Louisiana. The TENDS project has already provided a platform for expansion of our Louisiana infrastructure through numerous new connections and opportunities. One example is the recently announced joint venture with Dynegy Inc. to combine certain pipeline assets. These combined assets will provide the first avenue to move NGLs from a saturated market in Louisiana to Mont Belvieu, Texas, 290 miles to the west, thus allowing producers to receive higher value for their products.

     The NGL Marketing Group transports and markets NGLs throughout the world, although its primary focus is in North America. With sales averaging nearly 400,000 barrels a day, TNG is one of the largest marketers of NGLs in the industry. Marketing of propane to wholesale customers in the U.S. has been a large contributor to the bottom line of this business for many years.

     In Ferndale, Washington, the NGL Marketing Group operates the largest NGL export terminal on the West Coast. This facility includes 750,000 barrels of storage for butane and propane. Drawing on product from Canada and local refineries, this terminal provides strategic access to markets in the Pacific Rim.

     The NGL Marketing Group markets 3.8 billion cubic feet per day of equity and third party gas to major North American utilities, industrial customers, and other marketing/trading companies. TNG ensures that Texaco receives the highest netback price for its equity production as well as making sure that the gas can flow. This unit provides customized and comprehensive risk management and other financial tools to enable customers and suppliers to structure deals consistent with their specialized needs. TNG also leases natural gas storage in strategic locations to take advantage of price arbitrage as well as handle production fluctuations. Further, TNG provides fuels management services to a number of the cogeneration partnerships in which we have interests.

     Internationally, we exited our UK wholesale gas marketing business in late 1998. Also, during March 1999, we completed the sale of our UK retail gas marketing business.

GLOBAL GAS AND POWER

     Our Texaco Global Gas & Power unit develops, designs, markets, engineers, finances, owns and operates cogeneration, private power and integrated combined-cycle (IGCC) projects for the electric power, refining and chemical industries worldwide. We can leverage our expertise in all aspects of fuels management and power project development and operation to bring forward projects utilizing a wide array of fuels.

Gasification

   Our gasification technology converts hydrocarbon feedstocks into a synthesis gas (syngas) that is comprised of hydrogen and carbon monoxide. The syngas can be used as a feedstock for other chemical processes or as a fuel to a gas turbine to produce power. We license this technology, develop and own power and chemical projects using the technology, and operate gasification facilities.

   Recognized as a world leader in gasification technology, our proprietary Texaco Gasification Process (TGP) is in operation or under construction at 68 plants in the refining, chemical and power generation sectors worldwide. Syngas production at these facilities exceeds 5.1 billion standard cubic feet per day. TGP projects that have recently been, or are soon to be, completed include:

o In Florida, Tampa Electric Company is licensing our IGCC technology for its 250-megawatt coal-fired power plant.

o In China, there are currently nine TGP plants in operation and three under construction, each producing syngas for chemical production. TGP's success in China has led to the signing of a multi-plant agreement with Sinopec and the former Ministry of Chemical Industry to retrofit an additional nine plants that are currently using competitive technology.

o The $350 million Delaware Clean Power Project at Motiva's Delaware City Refinery will use TGP in the world's cleanest process for producing power (steam and electricity) from petroleum coke.

o Three Italian refineries are constructing large, world-class IGCC power plants (we have taken a 24% equity interest in one of them). These TGP units will enable the refineries to convert high-sulfur residues into higher-value products such as hydrogen, electricity and steam that are used within the refineries or sold, if surplus to the refineries' needs. TGP will provide these refineries with wider flexibility with respect to crude selection, which can provide substantial financial savings, while minimizing wastes at these plants.

o In countries around the world, TGP is proving to be an ideal solution for the beneficial use of many waste materials and a significantly more attractive option than incineration or landfilling.

Power Generation

     Our power business includes conventional power generation and cogeneration of power and steam from a single facility. We also develop, operate and invest in power projects.

     Cogeneration is a process that produces two useful forms of energy from a single fuel, such as natural gas. The energy products are thermal energy, such as steam, and electric power. Whether applied in a refinery or to steamflood a heavy oil field, cogeneration boosts profitability by improving efficiency. In the narrower context of producing oil, cogeneration is the most efficient way to generate the steam required for steamflooding.

     To date, our largest U.S. cogeneration operations have burned natural gas to produce heat for steamflooding our Kern River oil field in California while simultaneously generating electricity. We are now adding to the list of 10 cogeneration facilities we presently operate with our partners in the U.S. These facilities, in combination, produce enough electricity to power more than one million homes. Including projects under construction or development in which we have an equity share, our cogeneration portfolio exceeds 2,000 megawatts. The new projects include:

o San Pascual Cogeneration, a 50-50 joint venture with Edison Mission Energy, will build the largest cogeneration plant in the Philippines. The $400 million, 304-megawatt facility will supply steam to an adjacent Caltex refinery and an industrial complex owned by United Coconut Chemicals Inc., and sell electricity to a Philippine utility company.

o P.T. Caltex Pacific Indonesia, our joint venture with Chevron, and a private partner are building the largest cogeneration plant of its kind in Indonesia. The $190 million, 300-megawatt gas-fired plant will supply power and steam for use in steamflooding the Duri field in Indonesia's Central Sumatra.

     Through our gasification and cogeneration businesses, we are currently involved in power projects, either directly or indirectly, that will produce over 8,200 megawatts of power.

International Marketing & Business Development

     Our International Marketing & Business Development division was formed in 1996 to pursue natural gas related opportunities in emerging markets throughout the world. Initially, the division focused its activities around equity gas and the need for viable commercialization solutions. While the original mission has not changed, it has broadened to include the pursuit of midstream and downstream market-driven gas and power initiatives.

     Three strategies provide a basis for the pursuit of energy opportunities around the globe. First and foremost is the desire to commercialize and successfully market our equity gas reserves. Areas of focus include Colombia, Kazakhstan, Angola, Trinidad, Venezuela, Poland and Australia. Since many of these reserves are in remote locations, our challenge is to maximize the profitability of the gas, through pipeline transportation, electric power, or enhanced gas processing technology.

     Highlights from 1998 include our completion of a study to determine an alternative to flaring Nigerian gas reserves. We also finalized fully integrated gas and power business plans for our reserves in Colombia and Trinidad.

     Our second strategy is to apply combined midstream expertise to create new market outlets for natural gas and electric power. Key targeted markets are Brazil, Southeast Asia, Mexico and Saudi Arabia. In 1998, we and our partners were awarded a competitive bid to build, own and operate a 240-megawatt power plant in northeast Brazil.

     Our final strategy is to deliver and enhance gas-related technologies, specifically gas-to- liquids technology, to increase value to the corporation. To do so, we have undertaken the strategic initiative to commercialize remote gas reserves as well as add value to heavy oil producing and refining operations through deployment of Fisher-Tropsch technology. In 1998, a significant and exclusive licensing agreement was executed with Rentech Inc., which will allow us to produce environmentally friendly transportation fuels and supply specialty petroleum products. Additionally, the Rentech agreement creates more opportunities for commercial deployment of our gasification process.

     In a low-price crude oil environment, our gas-to-liquids strategy is to promote commercial deployment of the best technology options through cooperative efforts with the other technology companies. Potential areas for commercial deployment include Latin America, the West Coast of Africa, Eurasia and the Middle East.

TECHNOLOGY

     Technology is changing our industry -- and we are leading this change and capturing greater value. Below are a few key examples of how we are leveraging our technologies to create increased value.

Three-Dimensional Visualization

     In 1998, we used our industry-leading three-dimensional (3D) visualization seismic technology to help us make a major discovery offshore Nigeria. The same technology enabled us to reduce the cycle time for this well to approximately
1.5 years from lease awarding to discovery. Separately, we found a way to leverage our 3D technology to manage heat in steamflood operations to increase production while reducing costs. In the Kern River oil field in California, we expect that this technology application will lead to increased reserves and higher value for us. The same technology is planned for our Duri Field in Indonesia. We have expanded this competitive advantage and now have two specially built centers in Bakersfield, California, and Bellaire, Texas. We are also building two other centers in Rumbai and Duri, Indonesia.

Texaco Energy and Environmental Multispectral Imaging Spectrometer (TEEMS)

     TEEMS is an airborne, hyperspectral sensor with unique capability for identification and mapping of substances on the ground, including natural oil seeps, soil types, vegetation types, rock types, minerals, soil moisture and water quality. We couple the optical system with imaging radar for high-resolution mapping of surface structure and surface texture. The TEEMS system is installed in a twin-engine aircraft with worldwide operational capability. The result is a world leading capability for our exploration and environmental business needs.

     Surface structure mapping with TEEMS provides insights into subsurface geometry, allowing rapid structural highgrading of prospective trends and efficient seismic program planning. A major driving force behind TEEMS' development, now a proven capability, is the system's ability to detect very minor concentrations of natural hydrocarbons disseminated in rock, soil, and vegetation. Such natural "microseeps," invisible to the human eye and undetectable by any other known remote sensing system, are valuable clues to the location of oil and gas reservoirs. In environmental applications, TEEMS provides unparalleled detail about surface conditions for establishing environmental baselines, monitoring production operations, and managing pipelines.

     We have completed two projects using TEEMS in 1998 -- the first in Colombia, the second in the PNZ. In Colombia, the use of TEEMS resulted in $28 million cost savings. In the PNZ, we used TEEMS data to identify and high-grade exploration leads and to plan our seismic programs.

     TEEMS also is proving to be a highly effective "technology currency" in establishing us as a preferred partner, as we seek new upstream relationships and business opportunities. Governments view TEEMS as a very valuable technology available only from Texaco. Potential industry partners view TEEMS as a mechanism for cost savings and as a competitive advantage in defining prospective trends.

Vertical Cable Seismic Technology

     Adapting a technology that has its roots in submarine tracking systems used during the Cold War, we are using our proprietary vertical cable seismic technology to find hydrocarbons and cut our field development costs in complex geological formations from the North Sea to the Gulf of Mexico. The data from these formations can be translated into 3D images that are much more accurate than those derived from the best conventional techniques. The collection of this data is also cheaper than competing technologies. In fact, vertical cable technology is currently enabling us to develop a field with the potential of 70 million to 100 million barrels in the deepwater Gulf of Mexico that would not have been identified with the best alternative seismic technology. As the application of this technology evolves, we will continue to increase our chances of finding hydrocarbons, use people and equipment more effectively and reduce costs of field development.

Multilateral Drilling

     Our involvement in the MoBpTeCh (Mobil, BP, Texaco and Chevron) Cooperative is yielding major advances in multilateral drilling opportunities, which we are applying in offshore West Africa. Multilateral drilling enables us to extract oil and gas from all levels of a multiple reservoir, boosting our production while drilling fewer holes and reducing costs and risks. Through collaborations such as MoBpTeCh, we are able to solve very formidable technological problems at a reduced cost and share scarce, high-quality resources.

Technology Leadership Recognition

     Our technology programs received two prestigious awards in the past year. The first recognized our leadership in the formation and operation of the DeepStar Consortium. This consortium has participants from all major offshore upstream companies and service organizations. The collaboration provided by DeepStar has led to a fundamental understanding of the impediments to fluid flow and the effects of temperature on the process of moving oil from subsea wells to a processing platform many miles away in more shallow water. This understanding not only accelerates the development of Gulf of Mexico opportunities, but can be applied to deepwater prospects in the waters off Great Britain, Brazil and Nigeria. Texaco's team is being recognized by the offshore industry at the next Offshore Technology Conference.

     For the second award, our creativity and innovation were recognized by Harts Publications. We received this recognition for the development and application of unique technologies that improve the economics of oil production by reducing the production of associated water. We developed and applied a system that separates the oil and water in the wellbore and disposes of the water before it reaches the surface. Simultaneously, it produces the oil to the surface, thereby reducing the treating and handling expenses. The results to date have improved our profitability and provided us with an environmental advantage.

Technology at Work in the Downstream

     Our commitment to advances in our downstream business is exemplified by the success of our extended-life motor-vehicle coolants. These products, which our scientists formulated from mixtures of carboxylic acids, have increased protection capability for heavy-duty vehicles by up to 600,000 miles and keep cars going strong for at least 150,000 miles without a change. Today, our extended-life coolants are in new cars built by General Motors in the U.S., Ford and Renault in Europe, and in Caterpillar heavy-duty engines worldwide.

                 ADDITIONAL INFORMATION CONCERNING OUR BUSINESS

Research Expenditures

     Worldwide   expenditures  of  Texaco  Inc.  and  subsidiary  companies  for research, development and technical support amounted to approximately $138 million in 1998, $147 million in 1997 and $139 million in 1996.

Environmental Expenditures

     Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1998, and projections for 1999 and 2000, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from pages 38 and 39 of Texaco Inc.'s 1998 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies as of December 31, 1998 totaled 24,628 and, as of December 31, 1997 totaled 29,313.

     In January 1998, approximately 4,300 employees, mostly service station employees, were transferred to Equilon (see page 12). Further, during the second quarter of 1999, we expect to transfer to Equilon about 4,100 operating and support employees.

Sales to Significant Affiliates

     Sales by Texaco Inc. and subsidiary companies to significant affiliates totaled $4,169 million in 1998, $3,633 million in 1997 and $3,867 million in 1996.

Geographical Financial Data

     Information regarding geographical financial data of Texaco Inc. and subsidiary companies appears in Note 1, Segment Information, on pages 49 and 50 of Texaco Inc.'s 1998 Annual Report to Stockholders.

Incorporation by Reference

     We have incorporated some data and information appearing in our 1998 Annual Report to Stockholders into Items 1, 2, 3, 5, 6, 7, 8 and 14 of this Form 10-K. No other data and information in our Annual Report to Stockholders is incorporated by reference into, or filed as part of, this Annual Report on Form 10-K.

                         FORWARD-LOOKING STATEMENTS AND
                      FACTORS THAT MAY AFFECT OUR BUSINESS

     This Form 10-K may contain or incorporate by reference to other documents "forward-looking statements" that are based on our current expectations, estimates, projections, beliefs and assumptions about our company and the industries in which we operate. We use words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "potential," and similar expressions to identify such forward-looking statements. Section 27A of the Securities Act of 1933 protects us from liability in private actions under the Securities Act based on "forward-looking statements" which later prove to be inaccurate. We have based our forward-looking statements on a number of assumptions, any or all of which could ultimately prove to be inaccurate. We cannot predict with any certainty the overall effect of changes in these assumptions on our business. Following are some of the important factors that could change these assumptions and that could adversely affect our business:

     Business Risks
o    incorrect estimation of reserves
o    inaccurate seismic data
o    mechanical failures
o    decreased demand for motor fuels, natural gas and other products
o    above-average temperatures
o    pipeline failures
o    oil spills
o    worldwide and industry economic conditions
o    inaccurate forecasts of crude oil, natural gas and petroleum product prices
o    increasing price and product competition
o    higher costs, expenses and interest rates
o    the outcome of pending and future litigation and governmental proceedings
o    continued availability of financing
o    strikes and other industrial disputes.

     Laws, Regulations and Legislation. In the U.S. and other countries in which we operate, various laws and regulations that affect the petroleum industry are either now in force, in standby status or under consideration, dealing with such matters as:
o    production  restrictions
o    import and  export  controls
o    price controls
o    crude  oil  and  refined  product  allocations
o    refined  product specifications
o    environmental,  health and safety regulations
o    retroactive and prospective  tax increases
o    cancellation  of contract rights and concessions by host  governments
o    expropriation  of property
o    divestiture  of operations
o foreign exchange rate changes and restrictions as to convertibility of currencies
o    tariffs and other international trade restrictions.

     Year 2000 Compliance. Factors that could affect our ability to be Year 2000 compliant by the end of 1999, include:
o the failure of our customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them
o    our inability to identify and remediate every possible problem
o    a shortage of necessary programmers, hardware and software.

     Euro Conversion.  Factors that could alter the financial impact of our euro
conversion   include:
o changes in current governmental regulations and interpretations of such regulations
o    unanticipated implementation costs
o    the effect of the euro conversion on product prices and margins.

     We have no obligation to publicly update our forward-looking statements, whether they become inaccurate as a result of new information, future events or otherwise.

Item 3. Legal Proceedings

     Litigation--We have provided information about legal proceedings pending against Texaco Inc. and subsidiary companies in Note 16, "Other Financial Information, Commitments and Contingencies - Litigation" on page 68 of our 1998 Annual Report to Stockholders. Note 16 is incorporated here by reference.

     The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of those proceedings that were either pending as of December 31, 1998, or settled during the fourth quarter of 1998.

o On June 9, 1992, the U.S. Environmental Protection Agency ("EPA"), Region VI, served an administrative complaint on Texaco Chemical Company ("TCC"). The complaint alleges that TCC violated the State Implementation Plan at its Port Neches, Texas chemical plant. We sold TCC to Huntsman Corporation on April 21, 1994, and, by agreement, we retained obligations applicable to events occurring at the plant prior to the closing date. The EPA is seeking civil penalties of $149,000.We are contesting liability.

o On December 28, 1992, the EPA, Region VI served an administrative complaint on TCC. The complaint alleged hazardous waste, PCB, release notification and reporting violations at TCC's Port Neches chemical plant. The EPA is seeking civil penalties of $3.8 million and corrective action. We are contesting liability and agreed with the EPA to consolidate this complaint with the June 9, 1992 complaint, described above. The consolidated matter is pending before an EPA administrative law judge.

o On February 22, 1996, the Los Angeles Air Quality Management District issued a notice of violation of air quality regulations to Texaco Refining and Marketing Inc. ("TRMI"), a wholly-owned subsidiary, in connection with refrigerant use and maintenance at the Los Angeles refinery owned by TRMI prior to TRMI's transfer of the refinery to Equilon.
     Penalties may exceed $100,000.

o In March 1998, the U.S. Department of Justice ("DOJ") filed a complaint against us regarding spills of oil and produced water at the Aneth Producing Field in Utah in violation of the Clean Water Act. The DOJ is seeking a penalty of approximately $2.3 million. We are contesting liability.

o We settled with the DOJ a suit filed by the DOJ against Texaco Trading and Transportation Inc., a wholly-owned subsidiary, in connection with spills along pipelines in Kansas in 1991.

o We settled with the EPA a September 1996 notice of violation from the EPA. The notice alleged that TRMI violated the Clean Air Act New Source Performance Standard and Emergency Planning and Right-To-Know Act at the
     Bakersfield Plant owned by TRMI prior to TRMI's transfer of the Plant to Equilon.



Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 1, 1999 are:

               Name                         Age          Position
               ----                         ---          --------
         Peter I. Bijur...................   56        Chairman of the Board and Chief Executive Officer
         C. Robert Black..................   63        Senior Vice President
         Patrick J. Lynch.................   61        Senior Vice President and Chief Financial Officer
         John J. O'Connor  ...............   52        Senior Vice President
         Glenn F. Tilton   ...............   50        Senior Vice President
         Stephen M. Turner................   59        Senior Vice President
         William M. Wicker ...............   49        Senior Vice President
         Clarence P. Cazalot, Jr..........   48        Vice President
         Eugene G. Celentano..............   60        Vice President
         Claire S. Farley.................   40        Vice President
         James R. Metzger.................   51        Vice President
         Robert C. Oelkers................   54        Vice President and Comptroller
         Deval L. Patrick.................   42        Vice President and General Counsel
         Elizabeth P. Smith...............   49        Vice President
         Robert A. Solberg................   53        Vice President
         Janet L. Stoner..................   50        Vice President
         Kjestine M. Anderson.............   45        Secretary
         Michael N. Ambler................   62        General Tax Counsel
         James F. Link....................   54        Treasurer

     For more than five years, each of the above listed officers of Texaco Inc., except for Messrs. Wicker, O'Connor and Patrick, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

     Effective August 1, 1997, Mr. Wicker joined Texaco as a Senior Vice President of Texaco Inc. for Corporate Development. During the eight years prior to joining Texaco, Mr. Wicker had been with First Boston and Credit Suisse First Boston, most recently as the Managing Director and Co-Head of the Global Energy Group for Credit Suisse First Boston. Prior to this, Mr. Wicker served as Senior Vice President of Kidder Peabody & Co.'s Energy Group and from 1983 to 1987 as a consultant with McKinsey & Co.'s energy practice.

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

     Effective February 8, 1999, Mr. Patrick joined Texaco as Vice President and General Counsel. Prior to joining Texaco, Mr. Patrick had been a partner with the Boston law firm of Day Berry & Howard LLP since 1997. Mr. Patrick was also Assistant Attorney General of the United States and chief of the U.S. Justice Department's Civil Rights Division from 1994-97, where he was responsible for enforcing federal laws prohibiting discrimination.

     Effective April 1, 1999, Mr. Oelkers will become President of Texaco International Trader Inc., while remaining a Vice President of Texaco Inc. Also effective April 1, 1999, Mr. George J. Batavick will become Comptroller of Texaco Inc. Effective May 1, 1999, Mr. Black will retire from Texaco.

     There are no family relationships among any of the officers of Texaco Inc.

                                     PART II

     The following information, contained in Texaco Inc.'s 1998 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1998 Annual Report to Stockholders, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                                 1998
                                                                                             Annual Report
                                                                                            to Stockholders
        Form 10-K Item                                                                       Page Reference
        --------------                                                                       --------------

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                                  81 (a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      78
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 24-40

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
               Supplemental Market Risk Disclosures                                                 76

Item 8.    Financial Statements and Supplementary Data
               Description of Significant Accounting Policies                                      41-42
               Statement of Consolidated Income                                                     43
               Consolidated Balance Sheet                                                           44
               Statement of Consolidated Cash Flows                                                 45
               Statement of Consolidated Stockholders' Equity                                      46-47
               Statement of Consolidated Nonowner Changes in Equity                                 48
               Notes to Consolidated Financial Statements                                          49-68
               Report of Independent Public Accountants                                             69
               Supplemental Oil and Gas Information                                                70-75
               Selected Quarterly Financial Data                                                    77
                                                                                               ------------
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                             Not applicable.

(a)  Only  the  data  and   information   provided  under  the  caption  "Common
     Stock-Market and Dividend Information" is deemed to be filed as part of this Annual Report on Form 10-K.

                                       26

                                    PART III

     The following information, contained in Texaco Inc.'s Proxy Statement dated March 16, 1999 relating to our 1999 Annual Meeting of Stockholders, is incorporated herein by reference. Except as indicated under Items 10, 11, 12 and 13, no other data and information appearing in this Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K. Page references are to the paper document version of Texaco Inc.'s 1999 Proxy Statement, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                            March 16, 1999
                                                                                            Proxy Statement
        Form 10-K Item                                                                      Page Reference
        --------------                                                                      --------------

Item 10.   Directors and Executive Officers of the Registrant
           --The Board of Directors
                  Governance, Committees and Compensation of Directors                               3-7
           --Security Ownership of Directors and Management                                           9
           --Item 1- Election of Directors                                                          10-13

Item 11.   Executive Compensation
           --The Board of Directors
                  Compensation of Directors                                                          7
           --Summary Compensation Table                                                              22
           --Option Grants in 1998                                                                  23-25
           --Aggregated Option Exercises in 1998 and Year-End Option Values                          26
           --Retirement Plan                                                                         27

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --Voting of Shares                                                                         2
           --Security Ownership of Directors and Management                                           9

Item 13.   Certain Relationships and Related Transactions
           --Transactions With Directors and Officers                                                7-8

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 1998 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1998 Annual Report to Stockholders, as provided to stockholders:

(a) The following documents are filed as part of this report:

                                                                                               Texaco Inc.
                                                                                                  1998
                                                                                              Annual Report
     1.   Financial Statements (incorporated by reference from the indicated                 to Stockholders
               pages of Texaco Inc.'s 1998 Annual Report to Stockholders):                   Page Reference
                                                                                             ---------------
          Description of Significant Accounting Policies................................         41-42
          Statement of Consolidated Income for the three years
             ended December 31, 1998....................................................          43
          Consolidated Balance Sheet at December 31, 1998 and 1997......................          44
          Statement of Consolidated Cash Flows for the three years
            ended December 31, 1998 ....................................................          45
          Statement of Consolidated Stockholders' Equity
            for the three years ended December 31, 1998.................................         46-47
          Statement of Consolidated Nonowner Changes in Equity
               for the three years ended December 31, 1998 .............................          48
          Notes to Consolidated Financial Statements....................................         49-68
          Report of Independent Public Accountants......................................          69

     2.   Financial Statement Schedules

     We have included on page 31 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

     We have filed as part of this Annual Report on Form 10-K the following sets of financial statements, for which we use the equity method of accounting:
            o  Caltex Group of Companies Combined Financial Statements
            o  Equilon  Enterprises  LLC  Consolidated   Financial  Statements
            o  Motiva  Enterprises LLC Financial Statements.

     Financial statements and schedules of certain affiliated companies have been omitted in accordance with the provisions of Rule 3.09 of Regulation S-X.

     Financial Statement Schedules I, III, IV and V are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

     3.   Exhibits
           --        (3.1)  Copy  of   Restated   Certificate  of  Incorporation
                            of Texaco Inc., as amended to and including March 2,
                            1999,   including   Certificate   of   Designations,
                            Preferences and Rights of Series B ESOP  Convertible
                            Preferred  Stock,  Series  D  Junior   Participating
                            Preferred  Stock  and  Series  G, H, I and J  Market
                            Auction Preferred Shares.
           --        (3.2)  Copy of By-Laws of Texaco Inc.,  as  amended  to and including July 26, 1998.
           --          (4)  Instruments  defining the rights of holders of long-
                            term debt of Texaco Inc. and its subsidiary
                            companies  are  not  being  filed,  since  the total
                            amount of securities  authorized  under each of such
                            instruments does  not exceed 10 percent of the total
                            assets of Texaco Inc.  and its  subsidiary companies
                            on  a  consolidated  basis.  Texaco Inc.  agrees  to
                            furnish a copy of any instrument  to the  Securities
                            and Exchange  Commission upon request.
           -- (10(iii)(a))  Form of severance agreement between  Texaco Inc. and elected officers of Texaco Inc.
           -- (10(iii)(b))  Employment  agreement   dated   December  30,  1997,
                            between Texaco Inc. and Mr. John J. O'Connor, Senior
                            Vice President of Texaco Inc.

           -- (10(iii)(c))  Employment  agreements  dated July 18, 1997, between
                            Texaco Inc. and Mr.  William M. Wicker,  Senior Vice
                            President of Texaco Inc.
           -- (10(iii)(d))  Texaco   Inc.'s    1997   Stock    Incentive   Plan,
                            incorporated  herein  by  reference  to  Appendix A,
                            pages 39 through 44 of Texaco Inc.'s proxy statement
                            dated March 27, 1997, SEC File No. 1-27.
           -- (10(iii)(e))  Texaco    Inc.'s    1997   Incentive   Bonus   Plan,
                            incorporated   herein  by  reference  to Appendix A,
                            pages 45 and 46  of Texaco  Inc.'s  proxy  statement
                            dated March 27, 1997, SEC File No. 1-27.
           -- (10(iii)(f))  Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  A-1 through A-8 of
                            Texaco Inc.'s proxy  statement dated  April 5, 1993,
                            SEC File No. 1-27.
           -- (10(iii)(g))  Texaco  Inc.'s Stock  Incentive  Plan,  incorporated herein  by  reference  to  pages  IV-1  through IV-5
                            of Texaco Inc.'s  proxy  statement dated   April 10,
                            1989  and  to  Exhibit  A  of  Texaco  Inc.'s  proxy
                            statement  dated March 29, 1991, SEC File No. 1-27.
           -- (10(iii)(h))  Description  of Texaco  Inc.'s Supplemental  Pension
                            Benefits  Plan,  incorporated  herein  by  reference
                            to  pages 8 and 9 of  Texaco Inc.'s proxy  statement
                            dated March 17,  1981,  SEC  File No. 1-27.
           -- (10(iii)(i))  Description  of Texaco Inc.'s  Revised  Supplemental
                            Pension   Benefits   Plan,  incorporated   herein by
                            reference  to  pages  24 through 27 of Texaco Inc.'s
                            proxy  statement  dated March 9, 1978, SEC File  No.
                            1-27.
           -- (10(iii)(j))  Description  of  Texaco  Inc.'s  Revised   Incentive
                            Compensation Plan,  incorporated herein by reference
                            to pages 10 and 11 of Texaco Inc.'s proxy  statement
                            dated March 13, 1969, SEC File No. 1-27.
           --      (12.1)   Computation of Ratio of Earnings to Fixed Charges of
                            Texaco on a Total Enterprise Basis.
           --      (12.2)   Definitions of Selected Financial Ratios.
           --        (13)   Copy of those portions of Texaco Inc.'s  1998 Annual
                            Report to Stockholders that are incorporated  herein
                            by reference into this Annual Report on Form 10-K.
           --        (21)   Listing   of   significant  Texaco  Inc.  subsidiary
                            companies   and   the   name  of  the state or other
                            jurisdiction   in    which   each   subsidiary   was
                            organized.
           --      (23.1)   Consent of Arthur Andersen LLP.
           --      (23.2)   Consent of KPMG LLP.
           --      (23.3)   Consent   of   Independent  Accountants  of  Equilon
                            Enterprises LLC.
           --      (23.4)   Consent   of   Independent   Accountants  of  Motiva
                            Enterprises LLC.
           --        (24)   Powers  of  Attorney  for  the Directors and certain
                            Officers of  Texaco Inc.  authorizing,  among  other
                            things,  the  signing of Texaco Inc.'s Annual Report
                            on Form 10-K on their behalf.
           --        (27)   Financial Data Schedule.

     (b)   Reports on Form 8-K

           During the fourth quarter of 1998, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:

              1.  October 21, 1998
                      Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1998.

              2.  November 30, 1998
                      Item 5. Other  Events --  reported  that  Texaco and Shell
                      Europe Oil Products announced the termination of discussions aimed at forming an alliance of their European oil products marketing and manufacturing activities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders, Texaco Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Texaco Inc. and subsidiary companies' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

New York, N.Y.
February 25, 1999

                                                                                                      Schedule II
                                                 Texaco Inc. and Subsidiary Companies
                                            Schedule II - Valuation and Qualifying Accounts
                                         For the Years Ended December 31, 1998, 1997 and 1996
                                                       (In Millions of Dollars)



                                            Balance at         Additions-Charged                       Balance at
                                             Beginning           to Costs and                              End
Description                                   of Year              Expenses            Deductions        of Year
-----------                                   -------              --------            ----------        -------

Year ended December 31, 1998
      1998 Restructuring Program                $ --                 $115                  $ 15           $100
                                                ====                 ====                  ====           ====

      1996 Restructuring Program                $ 20                 $ --                  $  8           $ 12
                                                ====                 ====                  ====           ====


Year ended December 31, 1997
      1996 Restructuring Program                $ 72                 $ 10                  $ 62           $ 20
                                                ====                 ====                  ====           ====


Year ended December 31, 1996
      1996 Restructuring Program                $ --                 $ 78                  $  6           $ 72
                                                ====                 ====                  ====           ====

NOTE: Represents expense accruals, payments for employee separations and special termination benefits, and curtailment costs.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 25th day of March, 1999.


                                                            TEXACO INC.
                                                           (Registrant)

                                                        KJESTINE M. ANDERSON
                                             By --------------------------------
                                                       (KJESTINE M. ANDERSON)
                                                              Secretary
Attest:
              R. E. KOCH
By  --------------------------------
             (R. E. KOCH)
         Assistant Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PETER I. BIJUR ................Chairman of the Board and Chief Executive Officer
                                            (Principal Executive Officer)
PATRICK J. LYNCH ..............Senior Vice President and Chief Financial Officer
                                            (Principal Financial Officer)
ROBERT C. OELKERS .............Vice President and Comptroller
                                             (Principal Accounting Officer)

Directors:

         A. CHARLES BAILLIE                       SAM NUNN
         PETER I. BIJUR                           CHARLES H. PRICE, II
         JOHN BRADEMAS                            CHARLES R. SHOEMATE
         MARY K. BUSH                             ROBIN B. SMITH
         WILLARD C. BUTCHER                       WILLIAM C. STEERE, JR.
         EDMUND M. CARPENTER                      THOMAS A. VANDERSLICE
         MICHAEL C. HAWLEY
         FRANKLYN G. JENIFER



              R. E. KOCH
By  --------------------------------
             (R. E. KOCH)
 Attorney-in-fact for the above-named
       officers and directors


                                                                  March 25, 1999

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1998

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



                                      INDEX



                                                                        Page
                                                                        ----

General Information                                                     1-6

Independent Auditors' Report                                              7

Combined Balance Sheet                                                  8-9

Combined Statement of Income                                             10

Combined Statement of Comprehensive Income                               10

Combined Statement of Stockholders' Equity                               11

Combined Statement of Cash Flows                                         12

Notes to Combined Financial Statements                                13-25





Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

      The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. (collectively, the Stockholders) and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

o Caltex Corporation (formerly Caltex Petroleum Corporation), a company incorporated in Delaware that, through its many subsidiaries and affiliates, conducts refining, transporting, trading, and marketing activities in the Eastern Hemisphere;

o P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

o American Overseas Petroleum Limited, a company incorporated in the Bahamas, that, through its subsidiary, provides services for and manages certain exploration and production operations in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly.

      A brief description of each company's operations and other items follows:

Caltex Corporation (Caltex)
---------------------------

      Through its subsidiaries and affiliates, Caltex operates in approximately 60 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. Caltex is involved in all aspects of the downstream business: refining, distribution, shipping, storage, marketing, supply and trading operations. At year-end 1998, Caltex had over 7,900 employees, of which approximately 2% were located in the United States.

      The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 13 refineries with equity refining capacity of approximately 978,000 barrels per day. It continues to improve its refineries with investments designed to provide higher yields and meet environmental regulations. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lubricant blending plants and more than 500 ocean terminals and depots. Caltex also has an interest in a fleet of vessels and owns or has equity interests in numerous pipelines. Its sales of crude oil and petroleum products were in excess of 1.5 million barrels per day in 1998. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore, and is also active in the petrochemical business, particularly in Japan and Korea.

Marketing

      Caltex and its affiliates maintain a strong marketing presence through a network of 8,000 retail outlets, of which 4,700 are branded as Caltex. It also operates 425 Star Mart convenience stores, many of which anchor high-volume station locations. Many stations include new ancillary revenue centers such as quick-service restaurants, auto lube bays and brushless car washes. A significant portion of the $1.8 billion that Caltex plans to invest over the next three years is targeted to stimulate retail growth and continue the roll-out of its new corporate and retail image introduced in 1996, focussing on preferred marketing areas where the expenditures will provide the greatest benefit to the business. Under-performing stations with poor prospects for improvement are being eliminated.

      During 1998, in response to major changes in the petroleum business, increased competition, and partly due to the challenges created by the currency and economic crisis in the Asia Pacific region, Caltex announced a change in organizational structure from geographic to one modeled along functional business lines, namely: marketing, refining, lubricants, trading, aviation, new business development and business support. At the same time that it is emphasizing managing its costs and improving its capital investment returns, Caltex will use this functional focus to build or rebuild brand strength, increase emphasis on convenience retailing, and maximize emerging business opportunities. The new structure will position Caltex to seize opportunities that will provide higher returns and strong long-term growth, focus on its mission and respond to market developments more quickly, as well as place it in a better position to serve customers, partners and suppliers more effectively. The functional management structure is effective January 1, 1999.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Refining

      Refining margins in 1998 were at their lowest level in more than ten years due to worldwide oversupply of capacity, partly as a result of the economic disruption in many of the Asian economies. By focusing on full utilization of assets, cost reductions, cost-effective investment and initiatives to improve efficiency and maintain the integrity of the refining assets, the operating performance of the Group's refineries has continued to improve, mitigating to some extent the effect of low margins.

      During 1997, Caltex's 64% owned Thailand affiliate, Star Petroleum Refining Company, Ltd. (SPRC), and Rayong Refining Company (RRC), an affiliate of the Royal Dutch Petroleum Company, entered into a Memorandum of Understanding to combine the operations of the two nearby refineries in order to achieve significant economic benefits through increased efficiency and cost reduction. During 1998, SPRC and RRC evaluated various proposed structures and synergies, and conducted discussions with lenders to ensure proper approvals were obtained. Tentative agreement has been reached to form a new entity, Alliance Refining Company (ARC), which will be owned 32% each by Caltex and Shell and 36% by the Petroleum Authority of Thailand (PTT) - a government entity. ARC will operate the refineries and be responsible for ongoing maintenance and new construction. Significant economic benefits are expected from this arrangement. Pending lender and Thai cabinet approvals, binding agreements are expected to be signed and operations commenced by ARC in the first half of 1999.

      Over the period 1992-1996, SPRC capitalized certain start-up costs, primarily organizational and training, related to refinery construction. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance in 1998 of the American Institute of Certified Public Accountants Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group has elected early adoption of this pronouncement effective January 1, 1998 and, accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of these costs.

Corporate

      Effective January 1, 1999, Caltex eliminated "Petroleum" from its name to become Caltex Corporation. The change reflects the broader scope of activities it is pursuing, particularly the rapidly growing Star Mart convenience stores and other related services provided to its customers.

      Concurrently, Caltex announced the relocation of its corporate senior leadership team from Dallas, Texas, to Singapore. The leadership team will reside within the primary operational area and be closer to its customers to achieve a more timely and effective process of corporate governance. The relocation will be completed during the first half of 1999.

      Caltex recorded a charge to income of $86 million in 1998 for restructuring and other related reorganization costs including special voluntary and involuntary severance benefits (see Note 13 of Notes to Combined Financial Statements).

P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

      CPI holds a Production Sharing Contract in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. Exploration is pursued over an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1998 was over 760,000 barrels per day. CPI entitlements are sold to its stockholders, who use them in their systems or sell them to third parties. At year-end 1998, CPI had approximately 5,900 employees, all located in Indonesia.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


American Overseas Petroleum Limited (AOPL)
------------------------------------------

      In addition to providing services to CPI, AOPL, through its subsidiary Amoseas Indonesia Inc., manages geothermal and power generation projects for Texaco's and Chevron's interests in Indonesia. At year-end, AOPL had approximately 279 employees, of which 6% were located in the United States.

Economic Overview and Outlook
-----------------------------

      During the second half of 1997, many of the countries in the Pacific Rim experienced major devaluations in their currencies compared to the U.S. dollar, resulting in economic slowdowns throughout the area during 1998. The weak economic conditions have negatively affected oil consumption. Although most of the region is still experiencing economic contraction, the currencies themselves have strengthened during 1998. There are some signs emerging of a general stabilization in the economies of the region and there are indications of economic recovery in some countries. The Group has significant operations (either subsidiary or affiliate) in many of the affected countries (Korea, Philippines, Singapore, Thailand, Malaysia, and Indonesia) which are material to the Group's net income, cash flows and capital.

Environmental Activities
------------------------

      The Group's activities are subject to various environmental, health and safety regulations in each of the countries in which it operates. Such regulations vary significantly in scope, standards and enforcement. The Group's policy is to comply with all applicable environmental, health, and safety laws and regulations as well as its own internal policies. The Group has an active program to ensure that its environmental standards are maintained, which includes closely monitoring applicable statutory and regulatory requirements, as well as enforcement policies in each of the countries in which it operates, and conducting periodic environmental compliance audits.

      The environmental guidelines and definitions promulgated by the American Petroleum Institute provide the basis for reporting the Group's expenditures. For the year ended December 31, 1998, the Group, including its equity share of affiliates, incurred total costs of approximately $138 million, consisting of capital costs of $70 million and nonremediation related operating expenses of $68 million. The major component of the Group's expenditures is for the prevention of air and water pollution. As of December 31, 1998, the Group, including its equity share of affiliates, had accrued $135 million for various known remediation activities, including $114 million relating to the future cost of restoring and abandoning existing oil and gas properties.

      While the Group has provided for known environmental obligations that are probable and reasonably estimable, the amount of future costs may be material to results of operations in the period in which they are recognized. However, the Group believes that future environmental expenditures will not materially affect its financial position or liquidity.

Year 2000 Compliance
--------------------

The Problem

      The year 2000 problem (Y2K) relates to the inability of some computer systems and other equipment ("systems") with embedded microchip technology to correctly interpret and process date-sensitive data at certain key dates before, during or after the year 2000. This could result in systems failures or miscalculations, which could cause business disruptions. Due to the widespread nature of this problem, the Group could be affected not only by failures of its own systems, but also by failures of the systems of its customers, suppliers, utilities and government entities that provide it with essential services.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Our state of readiness

      Individual operating location (including major affiliates) Y2K teams and a corporate level team were established in 1997 and early 1998. The corporate team monitors and supports the individual locations and also evaluates progress against the milestones outlined below. Y2K progress reports are presented regularly to the Group management and the Stockholders.

     A common rigorous process has been employed to identify, test, and remediate systems affected by the Y2K problem and to achieve Y2K readiness. The process consists of the following (in many cases overlapping) steps:

     (1) Inventory - a list all systems and embedded microchip technology that may have date-sensitive components - computer hardware and software, as well as other embedded microchip systems.

     (2) Business risk assessment - an assessment to determine the importance of
         each  system  to  the  business   including   financial,   operational,
         environmental and safety impact.

     (3) Y2K risk assessment - a determination of whether or not systems or system components are Y2K compliant, firstly by obtaining vendor compliance statements for all systems, then evaluating more detailed vendor test results (for medium risk systems), and conducting our own on site end-to-end tests (for high risk systems).

     (4) Remediation and testing - remediation, testing and comprehensive contingency plan preparation for high-risk systems.

     The Group has essentially completed the inventory and business risk assessments in its major operating areas. Most of the Y2K risk assessments are also complete. Approximately 25-30% of the remediation and on site end-to-end testing of high-risk systems has been performed as at February 1999, and it is estimated that this will be completed between June - September 1999. This includes major internal business support systems and various equipment (process control etc) with embedded microchips. It also includes the readiness of critical business chain partners (third party suppliers, and customers). High-risk systems found to be Y2K non-compliant are being corrected primarily by software/hardware upgrades and/or implementation of new systems. The Group expects the remediation of high risk business systems will be essentially complete by the end of 1999, however, remediation of lower risk systems may continue into the year 2000 and beyond.

     The determination of Y2K readiness of critical business chain partners has proven to be the most challenging aspect of the Y2K program. While system suppliers have been responsive to requests for compliance information, obtaining responses from business chain partners on their state of readiness has been more difficult. The Group representatives are meeting with those business chain partners that have been identified as important to the business to determine their state of readiness. If any critical business chain partners do not have effective programs in place, additional contingency plans will be put in place as necessary before the end of 1999.

Costs

     The Group is using both dedicated internal and external resources in its Y2K initiative. The total cost to address its Y2K issues is estimated at approximately $57 million, of which approximately $15 million had been spent by the end of 1998. These figures include work being undertaken to make compliant some older financial and accounting systems, but do not include costs incurred on system implementations or modifications where the primary reasons for such are other than Y2K compliance. The Y2K project costs also include the corporate project team, external contractors and consultants. Other internal costs such as salaries, travel expenses, and other out of pocket costs of the operating company teams are not included in this total.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Contingency Plans

      Due to both the uncertain nature of the Y2K problem, and its inflexible/absolute deadline, a strong emphasis has been placed on contingency planning and preparation. Generally, in the normal course of business, the Group has developed contingency plans to respond to equipment failures, emergencies and business interruptions. However the Y2K issue increases the complexity of such planning. Therefore, the Group is enhancing existing plans where possible, and developing plans where necessary, specifically designed to mitigate the financial and other impacts of potential high risk system Y2K related failures and to allow it to carry on business despite possible failures. The Group expects to complete and test, where appropriate, its contingency plans, with particular emphasis on any unremediated (or remediated but untested) high risk systems prior to the year 2000.

Risks

      Certain risks related to the Y2K problem that could have a material adverse effect on the Group's results of operations, liquidity and financial condition include, but are not limited to, the failure to identify and remediate significant Y2K problems; the failure to successfully implement contingency plans in a timely manner; and failures by customers, suppliers, utilities and government entities that provide essential services to correct their Y2K problems. The dispersion of the Group's downstream operations in over 60 countries is expected to mitigate the risk of any potential widespread disruption to its operations. The Group's upstream operations are located in Indonesia, primarily on the islands of Sumatra and Java. Due to the isolated and self sufficient nature of these operations, the potential risk of widespread disruption to its exploration and production operations is also well mitigated. The Group does not expect any unusual risks to public safety or the environment resulting from potential Y2K related incidents at its facilities and operations.

      The Group believes that the impact of any Y2K related failure in any of its systems will most likely be localized and limited to specific facilities and operations. Interruptions caused by such a failure could delay the Group in being able to explore for, produce or transport hydrocarbons or steam, or manufacture and deliver refined products to its customers for a short period. The Group would not expect this to have a significant impact on its ability to pursue its primary business objectives. While not expected, a worst case scenario involving failure to address multiple high risk Y2K issues, including failures to implement contingency plans in a timely manner, could materially affect the Group's results of operations or liquidity in any one period. The Group is currently unable to predict the aggregate financial or other consequence of such potential interruptions.

      The foregoing disclosure is based on the Group's current expectation, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of Y2K issues on the Group may be different from its current assessment.

Supplemental Market Risk Disclosures
------------------------------------

      The Group uses derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, exposure remains on the unhedged portion. The Notes to the Combined Financial Statements provide data relating to derivatives and applicable accounting policies.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION

Debt and debt-related derivatives

      The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $2.0 billion and $1.9 billion, before the effects of related net interest rate swaps of $0.5 billion and $0.4 billion, at December 31, 1998 and 1997, respectively). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but less risky fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

      Based on the overall interest rate exposure on variable rate debt and interest rate swaps at December 31, 1998 and 1997, a hypothetical change in the interest rates of 2% would change interest expense by approximately $30 million each year.

Crude oil and petroleum product hedging

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group uses established petroleum futures exchanges, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets.

      As a sensitivity, a hypothetical 10% change in crude oil and petroleum product prices would not result in a material loss on the outstanding derivatives at the end of 1998 or 1997, in terms of the Group's financial position, results of operations or liquidity.

Currency-related derivatives

      The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and options contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. The Group had net foreign currency purchase contracts of approximately $370 million at December 31, 1998 and $417 million at December 31, 1997, to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions in 1998 or 1997.

Hedging Activities - New Accounting Standards
---------------------------------------------

      Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in 1998 and is effective for the Group beginning January 1, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of exposure being hedged. The Group believes the adoption of this standard will not have a material effect on its results of operations or financial position.

      Emerging Issues Task Force (EITF) 98-10, "Accounting for Energy Trading and Risk Management Activities", is effective for 1999, and covers contracts related to the purchase and sale of energy commodities prior to the effective date of SFAS No. 133. This EITF consensus requires that energy contracts related to trading activities should be marked to market with the gains and losses included currently in net income. The Group believes adoption of this EITF consensus will not have a material effect on its results of operations or financial condition.

[logo] KPMG LLP

       200 Crescent Court
       Suite 300
       Dallas, TX 75201-1885


                          Independent Auditors' Report
                          ----------------------------


To the Stockholders
The Caltex Group of Companies:

      We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1998 and 1997, and the related combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

      As discussed in Note 12 to the combined financial statements, the Group changed its method of accounting for start-up costs in 1998 to comply with the provisions of the AICPA's Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities".


                                                     KPMG LLP

Dallas, Texas
February 8, 1999

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                                     ASSETS

                                                                                            As of December 31,
                                                                                          ----------------------
                                                                                           (Millions of dollars)
                                                                                             1998         1997
                                                                                             ----         ----
Current assets:

    Cash and cash equivalents, including time deposits of
       $17 in 1998 and $69 in 1997                                                   $    178         $    282

    Marketable securities                                                                 106               82

    Accounts and notes  receivable,  less allowance for doubtful accounts of $31 in 1998 and $21 in 1997:
       Trade                                                                              629              808
       Affiliates                                                                         256              368
       Other                                                                              194              360
                                                                                     --------         --------
                                                                                        1,079            1,536
    Inventories:
       Crude oil                                                                          167              127
       Petroleum products                                                                 418              437
       Materials and supplies                                                              26               28
                                                                                     --------         --------
                                                                                          611              592

    Deferred income taxes                                                                   -               29
                                                                                     --------         --------

           Total current assets                                                         1,974            2,521

Investments and advances:

    Equity in affiliates                                                                2,254            2,035

    Miscellaneous investments and long-term receivables,
       less allowance of $21 in 1998 and $13 in 1997                                      109              116
                                                                                     --------         --------
           Total investments and advances                                               2,363            2,151

Property, plant, and equipment, at cost:

    Producing                                                                           4,386            4,058
    Refining                                                                            1,319            1,272
    Marketing                                                                           3,125            2,892
    Other                                                                                  15               13
                                                                                     --------         --------
                                                                                        8,845            8,235
    Accumulated depreciation, depletion and amortization                               (3,747)          (3,393)
                                                                                     --------         --------
           Net property, plant and equipment                                            5,098            4,842

Prepaid and deferred charges                                                              223              200
                                                                                     --------         --------

           Total assets                                                              $  9,658         $  9,714
                                                                                     ========         ========

            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         As of December 31,
                                                                                       ------------------------
                                                                                       (Millions of dollars)
                                                                                         1998            1997
Current liabilities:

    Short-term debt                                                                  $  1,475         $  1,554

    Accounts payable:
       Trade and other                                                                  1,005            1,053
       Stockholders                                                                        28              102
       Affiliates                                                                          39               60
                                                                                     --------         --------
                                                                                        1,072            1,215

    Accrued liabilities                                                                   181              138

    Deferred income taxes                                                                  25                -

    Estimated income taxes                                                                 86               84
                                                                                     --------         --------

           Total current liabilities                                                    2,839            2,991


Long-term debt                                                                            930              770

Employee benefit plans                                                                    122              106

Deferred credits and other noncurrent liabilities                                       1,130            1,050

Deferred income taxes                                                                     208              190

Minority interest in subsidiary companies                                                  31               15
                                                                                     --------         --------

           Total                                                                        5,260            5,122

Stockholders' equity:

    Common stock                                                                          355              355
    Capital in excess of par value                                                          2                2
Retained earnings                                                                       4,151            4,342
    Accumulated other comprehensive loss                                                 (110)            (107)
                                                                                     --------         --------

           Total stockholders' equity                                                   4,398            4,592
                                                                                     --------         --------

           Total liabilities and stockholders' equity                                $  9,658         $  9,714
                                                                                     ========         ========

            See accompanying notes to combined financial statements.

                                                    CALTEX GROUP OF COMPANIES
                                                  COMBINED STATEMENT OF INCOME

                                                                                 Year ended December 31,
                                                                         ----------------------------------------
                                                                                (Millions of dollars)
                                                                           1998            1997             1996
Revenues:
    Sales and other operating revenues(1)                              $  16,969       $  17,920        $ 16,895
    Gain on sale of investment in affiliate                                    -               -           1,132
    Income in equity affiliates                                              108             390              51
    Dividends, interest and other income                                      97              47              88
                                                                       ---------       ---------        --------
           Total revenues                                                 17,174          18,357          18,166

Costs and deductions:
    Cost of sales and operating expenses(2)                               15,210          15,909          14,774
    Selling, general and administrative expenses                             676             580             532
    Depreciation, depletion and amortization                                 431             421             407
    Maintenance and repairs                                                  147             143             134
    Foreign exchange - net                                                    16             (55)              6
    Interest expense                                                         172             146             140
    Minority interest                                                          3               3              (2)
                                                                       ---------       ---------        --------
           Total costs and deductions                                     16,655          17,147          15,991
                                                                       ---------       ---------        --------
Income before income taxes                                                   519           1,210           2,175
Provision for income taxes                                                   326             364             982
                                                                       ---------       ---------        --------
Income before cumulative effect of accounting change                         193             846           1,193
Cumulative effect of accounting change (no tax benefit)                      (50)              -               -
                                                                       ---------       ---------        --------
Net income                                                             $     143       $     846        $  1,193
                                                                       =========       =========        ========

(1) Includes sales to:
       Stockholders                                                       $1,437          $1,695          $1,711
       Affiliates                                                          2,253           3,018           2,841
(2) Includes purchases from:
       Stockholders                                                       $1,337          $2,174          $2,634
       Affiliates                                                          1,485           1,813           1,297

                                                     CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF COMPREHENSIVE INCOME

                                                                                    Year ended December 31,
                                                                           -----------------------------------------
                                                                                     (Millions of dollars)
                                                                              1998           1997            1996
                                                                              ----           ----            ----


Net income                                                                  $  143         $  846        $  1,193
Other comprehensive income:
    Currency translation adjustments:
       Change during the year                                                  (10)           (84)           (146)
       Reclassification to net income for sale of investment in affiliate        -              -            (240)
    Unrealized gains/(losses) on investments:
       Change during the year                                                    8            (23)            (40)
       Reclassification of gains included in net income                          -             (3)            (35)
       Related income tax (expense) benefit                                     (1)            14              35
                                                                            ------         ------         -------
           Total other comprehensive loss                                       (3)           (96)           (426)
                                                                             ------         ------         -------

Comprehensive income                                                        $  140         $  750         $   767
                                                                            ======         ======         =======

            See accompanying notes to combined financial statements.

                                                    CALTEX GROUP OF COMPANIES
                                           COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                                       (Millions of dollars)
                                                                           1998           1997             1996
                                                                           ----           ----             ----


Common stock and capital in excess of par value                         $    357        $    357        $    357
                                                                        ========        ========        ========
Retained earnings:
    Balance at beginning of year                                         $ 4,342        $  3,910        $  4,187
       Net income                                                            143             846           1,193
       Cash dividends                                                       (334)           (414)         (1,470)
                                                                        --------        --------        --------
    Balance at end of year                                              $  4,151        $  4,342        $  3,910
                                                                        ========        ========        ========
Accumulated other comprehensive loss:

Cumulative translation adjustments:
    Balance at beginning of year                                        $   (120)       $    (36)        $   350
    Change during the year                                                   (10)            (84)           (146)
    Reclassification to net income for sale of investment in affiliate         -               -            (240)
                                                                        --------        --------        --------
    Balance at end of year                                              $   (130)       $   (120)        $   (36)
                                                                        ========        ========         =======
Unrealized holding gain on investments, net of tax:
    Balance at beginning of year                                        $     13        $     25         $    65
Change during the year                                                         7             (11)            (23)
    Reclassification of gains included in net income                           -              (1)            (17)
                                                                        --------        --------         -------
    Balance at end of year                                              $     20        $     13         $    25
                                                                        ========        ========         =======
Accumulated other comprehensive loss - end of year                      $   (110)       $   (107)        $   (11)
                                                                        ========        ========         =======
Total stockholders' equity - end of year                                $  4,398        $  4,592        $  4,256
                                                                        ========        ========        ========

            See accompanying notes to combined financial statements.

                                                    CALTEX GROUP OF COMPANIES
                                              COMBINED STATEMENT OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                                   (Millions of dollars)
                                                                            1998            1997            1996
                                                                            ----            ----            ----
Operating activities:
    Net income                                                           $   143         $   846          $1,193
     Reconciliation to net cash provided by operating activities:
       Depreciation, depletion and amortization                              431             421             407
       Dividends (less) more than income in equity affiliates                 (8)           (347)             38
       Net losses on asset disposals/writedowns                               50              16              10
       Deferred income taxes                                                  92             (51)             36
       Prepaid charges and deferred credits                                   59             103              38
       Changes in operating working capital                                  316            (150)             (7)
       Gain on sale of investment in affiliate                                 -               -          (1,132)
       Other                                                                  35             (13)            (12)
                                                                         -------         -------          ------
           Net cash provided by operating activities                       1,118             825             571
Investing activities:
    Capital expenditures                                                    (761)           (905)           (741)
    Investments in and advances to affiliates                               (211)            (10)            (30)
    Purchase of investment instruments                                      (114)            (39)            (56)
    Sale of investment instruments                                            90              73               1
    Proceeds from sale of investment in affiliate                              -               -           1,984
    Proceeds from asset sales                                                  9             156              95
                                                                         -------         -------          ------
           Net cash (used for) provided by investing activities             (987)           (725)          1,253

Financing activities:
    Debt with terms in excess of three months :
       Borrowings                                                            849             845           1,112
       Repayments                                                           (701)           (628)         (1,351)
    Net (decrease) increase in other debt                                    (22)            323             (53)
    Funding provided by minority interest                                     17               -               -
    Dividends paid, including minority interest                             (334)           (414)         (1,490)
                                                                         -------         -------          ------
           Net cash (used for) provided by financing activities             (191)            126          (1,782)

Effect of exchange rate changes on cash and cash equivalents                 (44)           (150)             (2)
                                                                         -------         -------          ------

Cash and cash equivalents:
    Net change during the year                                              (104)             76              40
    Beginning of year balance                                                282             206             166
                                                                         -------         -------          ------
    End of year balance                                                  $   178         $   282          $  206
                                                                         =======         =======          ======

            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies

Principles of combination The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary, and P.T.Caltex Pacific Indonesia. Intercompany transactions and balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50% except cases in which control does not rest with the Group. The Group's accounting policies are in accordance with U.S. generally accepted accounting principles.

Translation of foreign currencies The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U.S. dollar. The change in functional currency was applied on a prospective basis.

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

Inventories Inventories are valued at the lower of cost or current market, except as noted below. Crude oil and petroleum product inventories are stated at cost, primarily determined using the last-in, first-out (LIFO) method. Costs include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Certain trading related inventory, which is highly transitory in nature, is marked-to-market.

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

      Long-lived assets, including proved developed oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted future net before-tax cash flows. Impaired assets are written down to their fair values. Impairment amounts are recorded as incremental depreciation expense in the period when the event occurred.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Summary of significant accounting policies - continued

Deferred credits Deferred credits primarily represent the Indonesian government's interest in specific property, plant and equipment balances. Under the Production Sharing Contract (PSC), the Indonesian government retains a majority equity share of current production profits. Intangible development costs (IDC) are capitalized for U.S. generally accepted accounting principles under the successful efforts method, but are treated as period expenses for PSC reporting. Other capitalized amounts are depreciated at an accelerated rate for PSC reporting. The deferred credit balances recognize the government's share of IDC and other reported capital costs that over the life of the PSC will be included in income as depreciation, depletion and amortization and will be applied against future production related profits.

Comprehensive Income On January 1, 1998, the Group adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income, currency translation adjustments and unrealized gains/(losses) on investments and is presented in a separate statement. SFAS No. 130 requires only additional disclosure, and does not affect the Group's financial position or results of operations.

Derivative financial instruments The Group uses various derivative financial instruments for hedging purposes. These instruments principally include interest rate and/or currency swap contracts, forward and options contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing non-monetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income.

Accounting for contingencies Certain conditions may exist as of the date financial statements are issued which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. Assessing contingencies necessarily involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

      If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the Group's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable, is disclosed.

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

Environmental matters The Group's environmental policies encompass the existing laws in each country in which the Group operates, and the Group's own internal standards. Expenditures that create future benefits or contribute to future revenue generation are capitalized. Future remediation costs are accrued based on estimates of known environmental exposure even if uncertainties exist about the ultimate cost of the remediation. Such accruals are based on the best available undiscounted estimates using data primarily developed by third party experts. Costs of environmental compliance for past and ongoing operations, including maintenance and monitoring, are expensed as incurred. Recoveries from third parties are recorded as assets when realizable.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Summary of significant accounting policies - continued

Revenue recognition In general, revenue is recognized for crude oil, natural gas and refined product sales when title passes as specified in the sales contract.

Reclassifications Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation.

Note 2  -  Asset Sale

      In 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold for cash its 40% interest in its Bahrain refining joint venture plus related assets at net book value of approximately $140 million.

Note 3  -  Inventories

      The reported value of inventory at December 31, 1998 approximated its current cost. At December 31, 1997, the excess of current cost over the reported value of inventory maintained on the LIFO basis was approximately $28 million. Certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced earnings $18 million in 1998 and $36 million in 1997. Earnings increased $29 million in 1996 due to recovery of market values over previous years' write-downs.

      During the periods presented, inventory quantities valued on the LIFO basis were reduced at certain locations. Inventory reductions decreased net income by $4 million and $5 million (net of related market valuation adjustments of $1 million and $14 million in 1998 and 1997, respectively), and increased net income $4 million in 1996.

      Trading inventories are recorded on a mark-to-market basis due to their highly transitory nature. At December 31, 1998 the value of these inventories was approximately $3 million, which approximated cost.

Note 4  -  Equity in affiliates

      Investments in affiliates at equity include the following:

                                                                                              As of December 31
                                                                                              -----------------
                                                                                           (Millions of Dollars)
                                                                        Equity %            1998            1997
                                                                        --------            ----            ----
      Caltex Australia Limited                                               50%        $    324         $   300
      Koa Oil Company, Limited                                               50%             298             353
      LG-Caltex Oil Corporation                                              50%           1,170             999
      Star Petroleum Refining Company, Ltd.                                  64%             304             228
      All other                                                          Various             158             155
                                                                                        --------         -------
                                                                                        $  2,254         $ 2,035
                                                                                        ========         =======

      The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

      Effective April 1, 1996, the Group sold its 50% investment in Nippon Petroleum Refining Company, Limited for approximately $2 billion in cash. The Group's net income in 1996 includes a net after-tax gain of approximately $620 million related to this sale. The combined statement of income includes Group product sales to the purchaser of approximately $0.5 billion in the first quarter of 1996.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 4  -  Equity in affiliates - continued

      On December 31, 1997, Caltex Australia Limited (CAL), then a subsidiary of the Group, acquired the remaining 50% of Australian Petroleum Pty. Limited
(APPL) from a subsidiary of Pioneer International Limited, for approximately $186 million in cash plus the issuance of an additional 90 million shares of CAL stock. As a result of this transaction, the Group's equity in CAL declined from 75% to 50% and its indirect equity in APPL increased to 50% from 37.5%. This transaction was recorded as a purchase. CAL is now classified as an affiliate and the individual assets and liabilities are excluded from the Group's consolidated financial statements.

      The remaining interest in Star Petroleum Refining Company Ltd. (SPRC) is owned by a Thailand governmental entity. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position by the year 2001; however, it is likely that this will be delayed in view of the current economic difficulties in the region.

      Shown below is summarized combined financial information for affiliates at equity (in millions of dollars):

                                                 100%                                 Equity Share
                                        ----------------------                   -----------------
                                          1998          1997                       1998         1997
                                        ---------    ---------                   --------     ------
      Current assets                     $ 3,689      $ 4,768                    $ 1,855      $ 2,400
      Other assets                         7,689        7,345                      4,004        3,867

      Current liabilities                  3,547        4,740                      1,795        2,411
      Other liabilities                    3,505        3,483                      1,866        1,879
                                         -------      -------                    -------      -------
      Net worth                          $ 4,326      $ 3,890                    $ 2,198      $ 1,977
                                         =======      =======                    =======      =======

                                                 100%                                 Equity Share
                                     ----------------------------            ----------------------------
                                       1998      1997      1996                 1998      1997     1996
                                     --------  -------- ---------            --------- --------- --------
      Operating revenues             $ 11,811 $ 14,669  $ 15,436              $ 5,968   $ 7,452   $ 7,751
      Operating income                  1,101    1,078       749                  539       532       364
      Net income                          193      853       133                   58       390        51


      Cash dividends received from these affiliates were $50 million, $43 million, and $89 million in 1998, 1997 and 1996, respectively.

      The  above  summarized   combined  financial   information   includes  the
cumulative effect of the accounting change in 1998 as described in note 12.

      Retained earnings as of December 31, 1998 and 1997, includes $1.4 billion which represents the Group's share of undistributed earnings of affiliates at equity.

Note 5  -  Short-term debt

      Short term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1998 and 1997 were 7.3% and 7.9%, respectively. Unutilized lines of credit available for short-term financing totaled $1.3 billion as of December 31, 1998.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 6  -    Long-term debt

      Long-term debt, with related interest rates for 1998 and 1997 consist of the following:

                                                                                As of December 31,
                                                                                ------------------
                                                                              (Millions of dollars)
                                                                                1998           1997
                                                                                ----           ----

      U.S. dollar debt:
         Variable interest rate loans with average rates
            of 5.5% and 6.2%, due 2002-2010                                   $  454           $ 348
         Fixed interest rate term loans with average rates of 6.4%
          and 6.4% due 2001-2003                                                 130             100

      Australian dollar debt:
         Fixed interest rate loan with 11.2% rate due 2001                       211             218

      New Zealand dollar debt:
         Variable interest rate loans with average rates
            of 5.0% and 5.7%, due 2001-2004                                       78              63
         Fixed interest rate loan with 8.09% rate due 2000                         5               6

      Malaysian ringgit debt:
         Fixed interest rate loan with average rates of 9.16%
            and 8.56%, due 2000-2001                                              33              21

      South African rand debt:
         Fixed interest rate loan with 17.8% rate due 2003                         8               9

      Other - variable interest rate loans with average rates
            of 5.8% and 6.5%, due 2000-2003                                       11               5
                                                                              ------          ------
                                                                              $  930          $  770
                                                                              ======          ======

      Aggregate maturities of long-term debt by year are as follows (in millions of dollars): 1999 - $40 (included in short-term debt); 2000 - $115; 2001- $454;
2002 - $243; 2003 - $82; and thereafter - $36.

Note 7  -  Operating leases

      The Group has operating leases involving various marketing assets for which net rental expense was $103 million, $105 million, and $92 million in 1998, 1997 and 1996, respectively.

      Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of dollars): 1999 - $64; 2000 - $53; 2001 - $46; 2002 - $31, 2003 - $23, and 2004;
and thereafter - $37.

Note 8  -  Employee benefit plans

      Effective January 1, 1998, the Group adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the method of accounting for such plans. The Group has various retirement plans, including defined benefit pension plans covering substantially all of its employees. The benefit levels, vesting terms and funding practices vary among plans.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 8  -  Employee Benefit plans - continued

      The following provides a reconciliation of benefit obligations, plan assets, and funded status of the various plans, primarily foreign, and inclusive of affiliates at equity.

                                                                                As of December 31,
                                                                ---------------------------------------------------
                                                                              (Millions of dollars)

                                                                                              Other Post-retirement
                                                                                              ---------------------
                                                                         Pension Benefits            Benefits
                                                                         ----------------            --------
                                                                         1998        1997          1998     1997
                                                                         ----        ----          ----     ----
      Change in benefit obligations:
         Benefit obligation at January 1,                               $ 405       $ 523        $   64    $  58
         Service cost                                                      19          26             2        2
         Interest cost                                                     31          44             6        6
         Actuarial loss                                                    32           7            11        3
         Benefits paid                                                    (72)        (37)           (4)      (4)
         Settlements and curtailments                                     (26)          -             5        -
         Foreign exchange rate changes                                     11        (158)           (5)      (1)
                                                                        -----       -----        ------    -----
         Benefit obligation at December 31,                              $400       $ 405        $   79    $  64
                                                                        =====       =====        ======    =====

      Change in plan assets:
         Fair value at January 1,                                       $ 322       $ 399        $    -    $   -
         Actual return on plan assets                                      47          41             -        -
         Group contribution                                                62          15             4        4
         Benefits paid                                                    (72)        (37)           (4)      (4)
         Settlements                                                      (26)          -             -        -
         Foreign exchange rate changes                                      -         (96)            -        -
                                                                        -----       -----        ------    -----
         Fair value at December 31,                                     $ 333       $ 322        $    -    $   -
                                                                        =====       =====        ======    =====

      Accrued benefit costs:
         Funded status                                                  $ (67)      $ (83)       $  (79)   $ (64)
         Unrecognized net transition liability                              4           3             -        -
         Unrecognized net actuarial losses                                 11          32            23       14
         Unrecognized prior service costs                                   9           9             -        -
                                                                        -----       -----        ------    -----
         Accrued benefit cost                                           $ (43)      $ (39)       $  (56)   $ (50)
                                                                        =====       =====        ======    =====

      Amounts recognized in the Combined Balance Sheet:
         Prepaid benefit cost                                           $  27       $  28        $    -    $   -
         Equity in affiliates                                             (30)        (40)            -        -
         Accrued benefit liability                                        (40)        (27)          (56)     (50)
                                                                        -----       -----        ------    -----
         Prepaid (accrued) benefit cost                                 $ (43)      $ (39)       $  (56)   $ (50)
                                                                        =====       =====        ======    =====

      Weighted average rate assumptions:
         Discount rate                                                    7.6%        8.4%         10.0%    10.3%
         Rate of increase in compensation                                 5.4%        6.4%          4.0%     4.2%
         Expected return on plan assets                                   9.6%        9.4%          n/a      n/a

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 8  -  Employee Benefit plans - continued

                                                                                     As of December 31,
                                                                                   ---------------------
                                                                                   (Millions of dollars)
                                                                                       1998       1997
                                                                                       ----       ----
Pension plans with accumulated benefit obligations in excess of assets
      Projected benefit obligation                                                      $ 184    $ 112
      Accumulated benefit obligation                                                      157        93
      Fair value of assets                                                                 87        46

                                                                              Year ended December 31,
                                                                           -------------------------------
                                                                                (Millions of dollars)
                                                                         1998         1997         1996
                                                                         ----         ----         ----
Components of Pension Expense
      Service cost                                                      $  19        $  26       $   26
      Interest cost                                                        31           44           46
      Expected return on plan assets                                      (28)         (36)         (37)
      Amortization of prior service cost                                    1            3            3
Recognized net actuarial loss                                               5            3            4
Curtailment/settlement loss                                                21            -            -
                                                                        -----        -----       ------
          Total                                                         $  49        $  40       $   42
                                                                        =====        =====       ======

Components of Other Post-retirement Benefits
      Service cost                                                      $   2        $   2       $    1
      Interest cost                                                         6            6            5
      Special termination benefit recognition                               3            -            -
Curtailment recognition                                                     3            -            -
                                                                        -----        -----       ------
                                                                        $  14        $   8       $    6
                                                                        =====        =====       ======

      Other post-retirement benefits are comprised of contributory healthcare and life insurance plans. A one percentage point change in the assumed health care cost trend rate of 9.1% would change the post-retirement benefit obligation by $9 million and would not have a material effect on aggregate service and interest components.

 Note 9  -  Commitments and contingencies

      In 1997,  Caltex received a claim from the U.S.  Internal  Revenue Service
(IRS) for $292 million in excise tax, along with penalties and interest, bringing the total to approximately $2 billion. The IRS claim relates to crude oil sales to Japanese customers beginning in 1980. Prior to this time, Caltex directly supplied crude oil to its Japanese customers, however, in 1980, a Caltex subsidiary also became a contractual supplier of crude oil.
 The IRS position is that the additional supplier constituted a transfer of property, and was thus taxable. Caltex is challenging the claim since the addition of another supplying company was not a taxable event. Additionally, Caltex believes the claim is based on an overstated value. Finally, Caltex disagrees with the imposition and calculation of interest and penalties. Caltex believes the underlying excise tax claim is wrong. Caltex also believes the related claim for penalties is wrong and the IRS claim for interest is flawed.

      To litigate this claim, Caltex has been required to maintain a letter of credit ($2.5 billion at February 8, 1999, including interest for 1998 and 1999). The Stockholders have guaranteed this letter of credit. For excise taxes, unlike income taxes, the taxpayer is required to pay a portion of the tax liability to gain access to the courts. Caltex has made a payment of $12 million in order to progress this claim.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 9  -  Commitments and contingencies - continued

      Caltex also is involved in IRS tax audits for years 1987-1993. While no claims by the IRS are outstanding for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

      Caltex and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in, a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying products for Caltex (Philippines) Inc. (a subsidiary of Caltex) in connection with a contract of affreightment. Although Caltex had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against Caltex. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. Caltex sought to preclude the plaintiffs from pursuing the Louisiana litigation on various federal and procedural grounds. Having pursued these remedies in the federal court system without success (including a denial of a writ of certiorari by the U.S. Supreme Court), Caltex management intends to continue to contest all of the foregoing litigation vigorously on various substantive and procedural grounds.

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

      A Caltex subsidiary has a contractual commitment, until 2007, to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments under this contract, based on current pricing and projected growth rates, are approximately $800 million per year. Purchases (in billions of dollars) under this and other similar contracts were $0.8, $1.0 and $0.8 in 1998, 1997 and 1996, respectively.

      Caltex is contingently liable for sponsor support funding for a maximum of $278 million in connection with an affiliate's project finance obligations. While the project is operational, the requirements for the plant physical completion test, which were to have been completed by June 30, 1998, have not been fully satisfied. Thus, while an event of default exists in terms of the financing agreement, the secured lenders have agreed not to enforce their rights and remedies until June 30, 1999, since the affiliate was able to satisfy certain conditions in the loan documentation. The affiliate is currently addressing the outstanding issues to remedy the default conditions and expects to meet all completion conditions by the agreed date.

      During 1998, Caltex contributed $218 million as additional equity in the above affiliate to meet sponsor support requirements. The other sponsor similarly provided its proportionate share of equity under the sponsor support agreement. In addition, during 1998, Caltex and the other sponsor provided temporary short-term extended trade credit related to crude oil supply with an outstanding balance owing to Caltex at December 31, 1998 of $31 million. The possible requirement for further post-construction support is largely dependent on refining margins and the affiliate's ability to service its secured debt.

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

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                                     As of December 31,
                                                                                   ---------------------
                                                                                   (Millions of dollars)
                                                                                  1998               1997
                                                                                  ----               ----
       Interest rate swaps - Pay Fixed, Receive Floating                          $653             $ 591
       Interest rate swaps - Pay Floating, Receive Fixed                           202               209
       Commitments to purchase foreign currencies                                  395               467
       Commitments to sell foreign currencies                                       25                50

      The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to eleven years. Net unrealized (losses) and gains on contracts outstanding at December 31, 1998 and 1997 were ($7 million) and $6 million, respectively.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian, Hong Kong, and Singapore dollars) hedging existing liabilities have maturities of up to three years. Net unrealized losses applicable to outstanding forward exchange contracts at December 31, 1998 and 1997 were $23 million and $16 million, respectively.

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products which reduce the Group's exposure to price volatility in the physical markets. The derivative positions are marked-to-market for valuation purposes. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Derivative gains and losses not considered to be a hedge are recognized currently in income. Unrealized gains on commodity-based derivative hedging contracts outstanding as of December 31, 1998 and 1997 were $14 million and $3 million, respectively.

      The Group's long-term debt of $930 million and $770 million as of December 31, 1998 and 1997, respectively, had fair values of $896 million and $731 million as of December 31, 1998 and 1997, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

      The Group had investments in debt securities available-for-sale at amortized costs of $105 million and $82 million at December 31, 1998 and 1997, respectively. The fair value of these securities at December 31, 1998 and 1997 approximates amortized costs. As of December 31, 1998 and 1997, investments in debt securities available-for-sale had maturities less than ten years. As of December 31, 1998 and 1997, the Group's carrying amount for investments in affiliates accounted for at equity included $19 million and $12 million, respectively, for after tax unrealized net gains on investments held by these companies.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 10 - Financial Instruments - continued

      The Group is exposed to credit risks in the event of non-performance by counterparties to financial instruments. For financial instruments with institutions, the Group does not expect any counterparty to fail to meet its obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limited concentration of such risks. The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer is not considered sufficient. Credit losses have historically been within management's expectations.


Note 11 - Taxes

      Taxes charged to income consist of the following:


                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                                   (Millions of dollars)

                                                                          1998             1997            1996
                                                                          ----             ----            ----
      Taxes other than income taxes (International):

         Duties, import and excise taxes                                $  1,218        $  1,409         $ 1,349
         Other                                                                17              19              18
                                                                        --------        --------         -------

                Total taxes other than income taxes                     $  1,235        $  1,428         $ 1,367
                                                                        ========        ========         =======
      Income taxes:

         U.S. taxes :
             Current                                                    $      6        $      8         $   455
             Deferred                                                         23              (2)             19
                                                                        --------        --------         -------
                Total U.S.                                                    29               6             474
                                                                        --------        --------         -------
         International taxes:
             Current                                                    $    228        $    407         $   491
             Deferred                                                         69             (49)             17
                                                                        --------        --------         -------
                Total International                                          297             358             508
                                                                        --------        --------         -------

      Total provision for income taxes                                  $    326        $    364         $   982
                                                                        ========        ========         =======

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 11 - Taxes - continued

      Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                                 Year ended December 31,
                                                                               -----------------------------
                                                                                1998       1997       1996
                                                                                ----       ----       ----

      Computed "expected" tax rate                                              35.0%      35.0%      35.0%

      Effect of recording equity in net income
         of affiliates on an after tax basis                                    (7.3)     (11.3)      (0.7)
      Effect of dividends received from
         subsidiaries and affiliates                                            (0.3)      (0.3)      (0.5)
      Income subject to foreign taxes at other
         than U.S. statutory tax rate                                           26.0        5.2        8.1
      Effect of sale of investment in affiliate                                    -          -        3.6
      Deferred income tax valuation allowance                                    8.7        1.4        0.5
      Other                                                                      0.7          -       (0.8)
                                                                                ----       ----       ----
       Effective tax rate                                                       62.8%      30.0%      45.2%
                                                                                ====       ====       ====

      The increase in the effective tax rate in 1998 is primarily due to the larger proportion of earnings from higher tax rate foreign jurisdictions, and the effect of foreign currency translation on pre-tax income.

      Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carry-forwards which give rise to deferred tax liabilities (assets) are as follows:

                                                                                    As of December 31,
                                                                                  -----------------------
                                                                                  (Millions of dollars)
                                                                                 1998               1997
                                                                                 ----               ----

       Depreciation                                                             $ 316             $  314
       Miscellaneous                                                               38                 22
                                                                                -----             ------
           Deferred tax liabilities                                               354                336
                                                                                -----             ------

       Investment allowances                                                      (62)               (74)
       Tax loss carry-forwards                                                    (63)               (50)
       Foreign exchange                                                            (8)               (33)
       Retirement benefits                                                        (48)               (30)
       Miscellaneous                                                              (12)               (15)
                                                                                -----             ------
           Deferred tax assets                                                   (193)              (202)
       Valuation allowance                                                         72                 27
                                                                                -----             ------

           Net deferred taxes                                                   $ 233             $  161
                                                                                =====             ======

      A valuation allowance has been established to reduce deferred income tax assets to amounts which, in the Group's judgement are more likely than not (more than 50%) to be utilized against current and future taxable income when those temporary differences become deductible.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 11 - Taxes - continued

      Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1998 and December 31, 1997, respectively. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability. Excess U.S. foreign income tax credits are not recorded until realized.

Note 12  -  Accounting change

      An affiliate of the Group capitalized certain start-up costs, primarily organizational and training, over the period 1992-1996 related to a grassroots refinery construction project in Thailand. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group has elected early adoption of this pronouncement effective January 1, 1998 and accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of the applicable start-up costs. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for 1998.

Note 13  -  Restructuring/Reorganization

      Caltex recorded a charge to income for $86 million in 1998 for various restructuring and reorganization activities undertaken to realign the company along functional lines and reduce redundant operating activities. The charge includes severance and other termination benefits (for a total of 500 employees) of $52 million for U.S. headquarter and expatriate operating staff ($26 million severance and other termination benefits, and $26 million for employee benefit curtailment/settlements) and $8 million for various foreign staff, and $10 million for asset and lease commitment write-offs. Other reorganization costs were $16 million. Approximately $53 million remained as recorded liabilities as of December 31, 1998, which will mostly be paid during 1999. These charges were included in selling, general and administrative expenses in the combined statement of income.

Note 14  -  Combined statement of cash flows

      Changes in operating working capital consist of the following:

                                                                              Year ended December 31,
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1998           1997          1996
                                                                         ----           ----          ----
      Accounts and notes receivable                                     $ 404         $   33        $ (235)
      Inventories                                                         (28)            85           (16)
      Accounts payable                                                   (105)          (252)          210
      Accrued liabilities                                                  41              1            18
      Estimated income taxes                                                4            (17)           16
                                                                        -----         -------       ------
         Total                                                          $ 316         $ (150)       $   (7)
                                                                        =====         ======        =======

      Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                                              Year ended December 31,
                                                                          ---------------------------------
                                                                               (Millions of dollars)
                                                                         1998           1997          1996
                                                                         ----           ----          ----
      Interest paid (net of capitalized interest)                       $ 182         $  138        $  137
      Income taxes paid                                                 $ 237         $  440        $  865

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 14  -  Combined statement of cash flows - continued

      The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, resulted in a non-cash reduction in the following combined balance sheet captions for 1997, which have not been included in the combined statement of cash flows:

      Net working capital                                                  $  60
      Equity in affiliates                                                    94
      Long-term debt                                                          45
      Minority interest                                                      109

      No significant non-cash investing or financing transactions occurred in 1998 and 1996.

      Net cash provided by operating activities in 1996 includes income tax payments relating to the sale of an investment in an affiliate. Proceeds from this sale are included in net cash provided by investing activities.

Note 15 - Oil and gas exploration, development and producing activities

      The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.

                             EQUILON ENTERPRISES LLC

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

                                      INDEX

                                                                     Page
                                                                     ----
  Report of Management.............................................   1
  Report of Independent Accountants................................   2
  Statement of Consolidated Income.................................   3
  Consolidated Balance Sheets......................................   4
  Statement of Consolidated Cash Flows.............................   5
  Statement of Owners' Equity......................................   6
  Notes to the Consolidated Financial Statements...................   7

                             EQUILON ENTERPRISES LLC

                              REPORT OF MANAGEMENT

    The management of Equilon Enterprises LLC ("Equilon") is responsible for preparing the consolidated financial statements of Equilon in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgements when the outcome of events and transactions is not certain.

    In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. This system of internal controls provides reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. Equilon's internal auditors conduct regular and extensive internal audits throughout the company. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement.

    The independent accounting firms of PricewaterhouseCoopers LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of Equilon's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of the company's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit.

    The Audit Committee of the Board of Directors is comprised of four, non-employee directors who review and evaluate Equilon's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.

James M. Morgan                        David C. Crikelair         David C. Cable
President and Chief Executive Officer  Chief Financial Officer    Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF EQUILON ENTERPRISES LLC:

    We have  audited the  accompanying  consolidated  balance  sheets of Equilon
Enterprises LLC ("Equilon") and its subsidiaries as of December 31, 1998 and January 1, 1998, and the related statements of consolidated income, owners' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of Equilon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equilon Enterprises LLC and its subsidiaries as of December 31, 1998, and January 1, 1998 and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


PRICEWATERHOUSECOOPERS LLP          ARTHUR ANDERSEN LLP
Houston, Texas                      Houston, Texas
March 5, 1999                       March 5, 1999

                            EQUILON ENTERPRISES LLC

                        Statement of Consolidated Income
                      For the year ended December 31, 1998
                              (Millions of dollars)

REVENUES
  Sales and services........................................................ $21,835
  Equity in income of affiliates, interest, asset sales and other...........     411
                                                                             -------
        Total revenues.....................................................   22,246
                                                                             -------
COSTS AND EXPENSES
  Purchases and other costs................................................   17,540
  Operating expenses.......................................................    2,274
  Selling, general and administrative expenses.............................    1,251
  Depreciation and amortization............................................      543
  Interest expense.........................................................      134
  Minority interest........................................................        2
                                                                             -------
          Total costs and expenses.........................................   21,744
                                                                             -------
NET INCOME.................................................................  $   502
                                                                             =======

The accompanying  Notes to the Consolidated  Financial  Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC

                           Consolidated Balance Sheets
                              (Millions of dollars)

                                                                  December 31,  January 1,
                                                                     1998         1998
                                                                  ------------  ----------
ASSETS
  Current Assets
     Cash and cash equivalents...............................     $    11     $      1
     Accounts  and  notes   receivable  (less  allowance  for
       doubtful accounts of $14 million at December 31 and
       January 1)............................................       1,672        1,652
     Accounts receivable from affiliates.....................         157           --
     Inventories.............................................         699          737
     Other current assets....................................         109           78
                                                                  -------     --------
          Total current assets...............................       2,648        2,468
  Investments and Advances...................................         467          572
  Property, Plant and Equipment, net.........................       7,052        6,977
  Deferred Charges and other noncurrent assets...............         239          220
                                                                  -------     --------
          Total Assets.......................................     $10,406     $ 10,237
                                                                  =======     ========

LIABILITIES AND OWNERS' EQUITY
  Current Liabilities
     Notes payable,  commercial paper, and current portion of
        long term debt.......................................     $ 2,155     $    317
     Accounts payable-- trade................................         696        1,229
     Accounts payable to owners..............................         563          256
     Accrued liabilities and other payables..................         644          398
     Formation payable to owners.............................          --        1,613
          Total current liabilities..........................       4,058        3,813
  Long-term Debt and Capital Lease Obligations...............         160          162
  Long-term  Liabilities,   Deferred  Credits,  and  Minority
     Interest................................................         222          140
                                                                  -------     --------
          Total Liabilities..................................       4,440        4,115
  OWNERS' EQUITY.............................................       5,966        6,122
                                                                  -------     --------
          Total Liabilities and Owners' Equity...............     $10,406     $ 10,237
                                                                  =======     ========

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.


                             EQUILON ENTERPRISES LLC

                      Statement of Consolidated Cash Flows
                      For the year ended December 31, 1998
                              (Millions of dollars)

OPERATING ACTIVITIES:
  Net Income......................................................  $    502
  Reconciliation to net cash provided by operating activities
     Depreciation and amortization................................       543
     Dividends from affiliates less than equity in income.........       (41)
     Gains on asset sales.........................................      (118)
     Changes in working capital
       Accounts and notes receivable..............................       (20)
       Accounts receivable from affiliates........................      (157)
       Inventories................................................        26
       Accounts payable-- trade...................................      (533)
       Accounts payable to owners.................................       307
       Accrued liabilities and other payables.....................       246
     Other-- net..................................................       (29)
                                                                    --------
     Net cash provided by operating activities....................       726

INVESTING ACTIVITIES:
  Capital expenditures............................................      (651)
  Proceeds from asset sales.......................................       409
                                                                    --------
     Net cash used in investing activities........................      (242)

FINANCING ACTIVITIES:
  Repayments  of  borrowings  having  original  terms in excess of
     three months.................................................        (9)
  Repayment of formation costs....................................    (1,613)
  Net increase in other short-term borrowings.....................     1,846
  Distributions paid to owners....................................      (698)
                                                                    --------
     Net cash used in financing activities........................      (474)

CASH AND CASH EQUIVALENTS:
  Increase in cash during year....................................        10
  Balance at beginning of year....................................         1
                                                                    --------
  Balance at end of year..........................................  $     11
                                                                    ========

         The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC

                           Statement of Owners' Equity
                              (Millions of dollars)

Owners' Equity balance at January 1, 1998 ........................   $ 6,122
Net Income........................................................       502
Distributions paid................................................      (698)
Contribution adjustment...........................................        40
                                                                     -------
Owners'  Equity  balance at December  31, 1998....................   $ 5,966
                                                                     =======

         The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

    Equilon Enterprises LLC ("Equilon") is a joint venture combining the major elements of Shell Oil Company ("Shell") and Texaco Inc.'s ("Texaco") Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Equilon is a limited liability company organized by Shell and Texaco effective January 1, 1998 under the Delaware Limited Liability Act, with equity interests of 56 percent and 44 percent, respectively. Despite the foregoing ownership interests, Shell and Texaco jointly control Equilon to the extent that many significant governance decisions require unanimous approval.

    A second joint venture company, Motiva Enterprises LLC ("Motiva"), was formed on July 1, 1998, combining the major elements of the Eastern and Gulf Coast U.S. refining and marketing businesses of Shell, Texaco and Saudi Refining, Inc. ("SRI"). Equiva Trading Company and Equiva Services LLC were also formed on July 1, 1998. Equiva Trading Company, a general partnership owned by Equilon and Motiva, functions as the trading unit for both Equilon and Motiva. Equiva Services LLC provides common financial, administrative, technical and other operational support to both companies.

    Equilon manufactures, distributes and markets petroleum products under both the Shell and Texaco brands through wholesalers and its network of company owned and contract operated service stations. Products are manufactured at six refineries located in Puget Sound, Washington; Bakersfield, Los Angeles, and Martinez, California; Wood River, Illinois, and El Dorado, Kansas.

    Under the terms of consent agreements with the Federal Trade Commission and certain state governments, Equilon was to divest itself of Shell's Anacortes, Washington refinery, certain marketing assets in southern California and Hawaii, and certain terminal and pipeline interests. With the exception of certain assets in Hawaii, these actions were substantially complete by year-end 1998.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

    The accompanying financial statements are presented using Shell and Texaco's historical basis of the assets and liabilities contributed to Equilon on January 1, 1998. The consolidated financial statements generally include the accounts of Equilon and subsidiaries in which Equilon directly or indirectly owns more than a 50 percent voting interest. Entities where Equilon has greater than 50 percent ownership but, as a result of contractual agreement or otherwise, does not exercise control, are accounted for using the equity method. Other investments are carried at cost. Equiva Services LLC and Equiva Trading Company are consolidated based on Equilon's specifically identified interest in their cost of services and trading activities. Intercompany accounts and transactions are eliminated.

Use of Estimates

    These financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets, environmental remediation, litigation, claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

                             EQUILON ENTERPRISES LLC

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". For Equilon, SFAS No. 133 will be adopted January 1, 2000. Equilon has not yet determined the impact that the adoption of SFAS No. 133 in year 2000 will have on its earnings or statement of financial position.

Revenues

    Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract. Revenues on forward sales where cash has been received are recorded to deferred income until the passage of title during delivery.

Cash Equivalents

    Highly liquid investments with maturity when purchased of three months or less are considered to be cash equivalents.

Inventories

    Inventories are valued at the lower of cost or market. Hydrocarbon inventory cost is determined on the last-in, first-out (LIFO) method. The cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method. Average cost is utilized for inventories of materials and supplies.

Investments and Advances

    The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint-venture companies is reflected in revenue, rather than when realized through dividends or distributions.

    The cost method is used to account for Equilon's interest in the net income of affiliates with an ownership interest of less than twenty percent. Income from these investments is realized through dividends.

Property, Plant and Equipment

    Depreciation of property, plant and equipment is generally provided on composite groups, using the straight-line method, with depreciation rates based upon the estimated useful lives of the groups.

    Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there is a disposition of a complete group, or when the retirement is due to an extraordinary loss, the cost and related depreciation are retired, and any gain or loss is reflected in income.

    Capitalized leases are amortized over the estimated useful life of the asset or the lease term, as appropriate, using the straight-line method.

    All maintenance and repairs, including major refinery maintenance, are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized. Interest incurred during the construction period of major additions is capitalized.

    The evaluation of impairment for property, plant and equipment is based on comparisons of carrying values against undiscounted future net pre-tax cash flows. If an impairment is identified, the asset's carrying

                             EQUILON ENTERPRISES LLC
amount is adjusted to fair value. Assets to be disposed of are generally valued at the lower of net book value or fair value less cost to sell.

Derivatives

    Equilon, through its affiliate, Equiva Trading Company, utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. Equiva Trading Company also conducts petroleum-related commodity trading activities, the results of which are marked to market, with gains and losses recorded in operating revenue.

Fair Market Value of Financial Instruments

    The estimated fair value of long-term debt is disclosed in Note 8 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at both January 1, and December 31, 1998, because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest is determined based on discounted cash flows using estimated prevailing interest rates.

    Other financial instruments are included in current assets and liabilities on the balance sheets and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

Contingencies

    Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the company, but which will be resolved only when one or more future events occur or fail to occur. Equilon's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgement and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against the company or unasserted claims that may result in such proceedings, Equilon's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

    If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in the company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Environmental Expenditures

    Equilon accrues for environmental remediation liabilities when it is probable that such liabilities exist, based on past events or known conditions, and the amount of such liability can be reasonably estimated. If Equilon can only estimate a range of probable liabilities, the minimum future undiscounted expenditure necessary to satisfy Equilon's future obligation is accrued.

    For each potential liability, Equilon determines the appropriate liability amount considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

                             EQUILON ENTERPRISES LLC

    Equilon adjusts the environmental liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology or new information related to the extent of Equilon's obligation.

    Other environmental expenditures, principally maintenance or preventive in nature, are expensed or capitalized as appropriate.

NOTE 3 -- INTEREST COSTS

    Interest costs were as follows:

                                      For the year ended
                                         December 31,
                                             1998
                                      ------------------
                                         (millions of
                                           dollars)
Interest incurred...................        $ 134
Interest paid.......................           95


NOTE 4 -- INVENTORIES

                                             As of
                                   --------------------------
                                    December 31,   January 1,
                                        1998          1998
                                   -------------  -----------
                                     (millions of dollars)

Crude oil.........................    $ 292          $ 304
Petroleum products................      304            325
Other merchandise.................       17             13
Materials and supplies............       86             95
                                      -----          -----
          Total...................    $ 699          $ 737
                                      =====          =====

    The excess of estimated market value over the book value of inventories carried at cost on the LIFO basis of accounting was approximately $353 million at January 1, 1998 and $135 million at December 31, 1998.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including capitalized lease assets, were as follows:

                                                     As of
                                  ---------------------------------------
                                      December 31,           January 1,
                                          1998                  1998
                                  --------------------  -----------------
                                     Gross       Net       Gross      Net
                                     -----       ---       -----      ---
                                            (millions of dollars)
Manufacturing....................  $  7,106   $ 3,847    $ 6,962   $ 3,995
Marketing........................     2,757     2,032      2,599     2,052
Transportation...................     2,098     1,051      1,970       881
Other............................       181       122        115        49
                                   --------   -------    -------   -------
          Total..................  $ 12,142   $ 7,052    $11,646   $ 6,977
                                   ========   =======    =======   =======
Capital lease  amounts  included   $     65   $    20    $    66   $    23
   above.........................  ========   =======    =======   =======

                             EQUILON ENTERPRISES LLC

    Accumulated depreciation and amortization totaled $4,669 million at January 1, 1998 and $ 5,090 million at December 31, 1998. Interest capitalized as part of property, plant and equipment during 1998 was $1 million.

Long-Lived Assets

    During its first year of operation, Equilon recognized the impairment of surplus assets resulting from the consolidation and optimization of assets contributed by Shell and Texaco under the provisions of SFAS No. 121 "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed of." Impairments from this activity totaled over $77 million, including the write-off of abandoned assets at the Odessa refinery, shut down in October 1998, and the write-down to estimated realizable value of three lubricant blending plants either closed in 1998 or expected to be sold in 1999. The impairments were primarily reflected in increased depreciation expense on the income statement.

NOTE 6 -- INVESTMENTS AND ADVANCES

    Investments   in   affiliates,   including   corporate   joint  venture  and
partnerships, owned 50% or less are generally accounted for on the equity method. Equilon's total investments and advances are summarized as follows:

                                                                 As of
                                                       ------------------------
                                                       December 31,  January 1,
                                                           1998         1998
                                                           ----         ----
                                                        (millions of dollars)
Investments  in  affiliates  accounted  for  on  the
      equity method
  Pipeline affiliates...............................      $ 378         $ 329
  Other affiliates..................................         52            37
                                                          -----         -----
          Total equity method affiliates............        430           366
Other investments and advances......................         37           206
                                                          -----         -----
          Total investments and advances............      $ 467         $ 572

                                                          =====         =====

    Undistributed earnings of equity companies included in Equilon's accumulated earnings as of December 31, 1998 were $41 million. Summarized financial information for these investments and Equilon's equity share thereof is as follows:

                                                    As of
                                      ------------------------------
                                        December 31,      January 1,
                                            1998             1998
                                      ---------------- -------------
                                            (millions of dollars)
Equity Companies at 100%
Current assets......................      $    373         $    342
Noncurrent assets...................         2,750            2,603
Current liabilities.................          (530)            (515)
Noncurrent  liabilities and deferred
   credits..........................        (1,684)          (1,767)
                                          --------         --------
Net assets..........................      $    909         $    663
                                          ========         ========

                             EQUILON ENTERPRISES LLC

                                              For the year ended
                                                 December 31,
                                                     1998
                                              ------------------
                                                 (millions of
                                                    dollars)
Revenues......................................       $1,500
Income before income taxes....................          519
Net income....................................          362
                                                     ======

                                                               As of
                                                    --------------------------
                                                     December 31,   January 1,
                                                         1998          1998
                                                    -------------  -----------
                                                      (millions of dollars)
Equity Companies at Equilon's Percentage Ownership
Current assets....................................      $ 115         $   91
Noncurrent assets.................................        842            763
Current liabilities...............................       (136)          (126)
Noncurrent liabilities and deferred credits.......       (384)          (412)
                                                        -----         ------
Net assets........................................      $ 437         $  316
                                                        =====         ======

                                                       For the year ended
                                                           December 31,
                                                              1998
                                                       ------------------
                                                          (millions of
                                                            dollars)
Revenues..........................................           $ 430
Income before income taxes........................             123
Net income........................................             109
                                                             -----
Dividends received................................           $  68
                                                             =====

NOTE 7 -- LEASE COMMITMENTS AND RENTAL EXPENSE

    Equilon has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which Equilon is lessee. Equilon has a one year lease agreement for a cogeneration plant at its El Dorado, Kansas refinery. This lease may be renewed each year until 2016 at Equilon's option. The lease has been renewed with a minimum lease rental of $11 million for 1999. Equilon has guaranteed a minimum recoverable residual value to the lessor of $73 million, if the lease is not renewed for the year 2000. Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                  For the year ended
                                                     December 31,
                                                         1998
                                                  ------------------
                                                     (millions of
                                                       dollars)
Rental Expense:
Minimum lease rentals..........................         $ 178
Contingent rentals.............................             7
                                                        -----
          Total................................           185
Less rental  income on  properties  subleased
     to others.................................            54
                                                        -----

Net rental expense.............................         $ 131
                                                        =====

                             EQUILON ENTERPRISES LLC

    As of December 31, 1998, Equilon had estimated minimum commitments for payment of rentals under leases that, at inception, had a non-cancelable term of more than one year, as follows:

                                                   Operating leases  Capital leases
                                                   ----------------  --------------
                                                        (millions of dollars)
1999..............................................      $  75             $ 11
2000..............................................         47               12
2001..............................................         43               12
2002..............................................         36               12
2003..............................................         37               11
After 2003........................................        274                9
                                                        -----             ----
          Total...................................        512               67
Less sublease rental income.......................         85
                                                        -----
          Total lease commitments.................      $ 427
                                                        =====
Less amounts representing interest................                          23
Add  noncancelable  sublease  rentals  netted  in
   capital lease commitments above................                          10
                                                                          ----
Present value of total capital lease obligations..                          54
Less current portion of capital lease obligations.                           7
                                                                          ----
Present  value of  long-term  portion  of capital
lease obligations.................................                        $ 47
                                                                          ====


NOTE 8 -- DEBT

    Equilon has revolving credit facilities with commitments of $1,875 million, as support for the company's commercial paper, as well as for working capital and other general purposes. The maximum amount outstanding during 1998 under these facilities was $1,013 million. Equilon pays a nominal quarterly facility fee for the $1,875 million availability with no amounts outstanding at year-end.

NOTES PAYABLE, COMMERCIAL PAPER, AND CURRENT PORTION OF LONG TERM DEBT

                                                                     As of
                                                          --------------------------
                                                           December 31,   January 1,
                                                               1998          1998
                                                          -------------  -----------
                                                            (millions of dollars)
Notes Payable...........................................     $    --        $    6
Commercial Paper........................................       1,846            --
Anacortes Pollution Control Bonds.......................          34            34
Butler County Industrial Revenue Bonds..................          25            25
California Pollution Control Bonds due 2000 through 2024         185           185
Southwestern  Illinois Industrial Revenue Bonds due 2021
   through  2025........................................          58            58
Current  portion  of long  term debt and  capital  lease
obligations
  Indebtedness..........................................          --             3
  Capital Lease Obligations.............................           7             6
                                                             -------        ------
          Total.........................................     $ 2,155        $  317
                                                             =======        ======
          Average interest rate of short term debt......        5.01%         3.36%

                             EQUILON ENTERPRISES LLC

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                      As of
                                                                              --------------------------
                                                                               December 31,   January 1,
                                                                                   1998          1998
                                                                              -------------  -----------
                                                                                   (millions of dollars)
Bakersfield-CA  Pollution 1978 Series A (Revenue) 7.0% due 2009.............     $   6          $   6
Bakersfield-CA  Pollution 1978 Series A (Industrial) 7.0% due 2008..........         1              1
Butler County Tax Abatement Bonds 7.38 to 9.75% due 2020....................       101            101
First Farmers Bank & Trust 7.625% due 2006 through 2008.....................         4             --
Other 8.000% due 2007.......................................................         1             --
                                                                                 -----          -----
          Total long-term debt..............................................       113            108
Capital lease obligations (see Note 7)......................................        47             54
                                                                                 -----          -----
          Total long-term debt and capital lease obligations................     $ 160          $ 162
                                                                                 =====          =====
Fair market value of the company's long-term debt..........................      $ 114          $ 108
                                                                                 =====          =====

    Certain debt and capital lease obligations as of January 1, 1998 were assumed from Shell and Texaco. The Pollution Control Bonds outstanding at December 31, 1998 shown above consisted of two issues assumed from Shell and three from Texaco. The Industrial Revenue Bonds outstanding at December 31, 1998 consisted of three issues from Shell and one from Texaco. Interest rates are currently reset on a periodic basis for these issues and the bonds may be converted from time to time to other modes. Bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. The Tax Abatement Bonds outstanding at December 31, 1998 were assumed from Texaco. Pursuant to the terms of the underlying indentures, Shell and Texaco retain liability for debt service on the issues assumed by Equilon in the event that Equilon fails to perform on its obligations. All other Equilon borrowings are unsecured general obligations of Equilon and not guaranteed by any other entity.

NOTE 9 -- FORMATION PAYABLES

    In accordance with the joint venture agreements, Equilon owed Shell $1,001 million and Texaco $612 million at formation. These amounts were separate from normal trade payables and reflect amounts to reimburse Shell and Texaco for certain capital expenditures incurred prior to the formation of the venture and certain other items specified in the formation documents. Equilon paid these amounts to Shell and Texaco prior to December 31, 1998. Interest was accrued on these amounts until paid.

    In addition to the foregoing  payable amounts,  Texaco retained $240 million
of  receivables   related  to  the   contributed   business  as  part  of  these
arrangements.

                             EQUILON ENTERPRISES LLC

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES

    Equilon has entered into transactions with Shell, Texaco and Motiva, including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products, and numerous service agreements.

    The aggregate amount of such transactions was as follows:

                                                              For the year ended
                                                                   December 31,
                                                                       1998
                                                              ------------------
                                                                   (millions of
                                                                   dollars)
Sales  and  other   operating revenue..........................       $1,368
Purchases and  transportation costs............................        4,900
Service    and    technology  expense..........................          794

NOTE 11 -- TAXES

    Equilon, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of Equilon included in the owners' earnings for the determination of income tax liability.

    Direct taxes other than income taxes, which are included in operating expenses, were as follows:

                                                           For the year ended
                                                             December 31,
                                                                  1998
                                                           ------------------
                                                              (millions of
                                                                dollars)
Direct taxes
  Property..............................................         $ 41
  Licenses and permits..................................            5
  Other.................................................           26
                                                                 ----
          Total  direct taxes...........................         $ 72
                                                                 ====

    Other taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $3,646 million for 1998.

NOTE 12 -- EMPLOYEE BENEFITS

    In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting Equilon remain employees of the owner companies and affiliates who currently charge their services to Equilon. It is expected that Equilon or one of its affiliates will directly employ most personnel necessary for ongoing operations beginning April 1, 1999. Since Equilon and most of its consolidated affiliates had no directly employed personnel at December 31, 1998, there are no liabilities related to such on the balance sheet. Equilon does have a majority interest in a pipeline company that employs its own personnel. The following information is applicable to the benefit plans of that consolidated affiliate:

Pension Plans

    Sponsorship for the Texas-New Mexico Pipeline Company retirement and group pension plans was transferred from Texaco Inc. to Equilon in 1998. The remaining benefits such as health and life insurance

                             EQUILON ENTERPRISES LLC
remained with Texaco Inc. and will be transferred in fiscal year 1999. At December 31, 1998, there were 74 participants in the retirement plan, and 80 participants in the pension plan.

    The plan is accounted for as a defined benefit plan; therefore employees will receive a defined amount upon retirement based on their number of years of service and final average compensation. Actuarial studies provide the amounts for inclusion in the audited financial statements.

    At year-end 1998, the plans' assets of $20 million exceeded the accumulated benefit obligation of $9 million. The weighted-average discount rate used in determining the present value of the projected benefit obligation was 6.75% for fiscal 1998. For compensation based plans, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and service cost was based upon an experience-related table and approximated 4% on current salaries through 1998, in accordance with plan terms. The expected long-term rate of return on plan assets was 10% for 1998. The majority of plan assets are invested in a diversified portfolio of insurance company deposits, fixed income securities and equities.

Employee Termination Benefits

    The joint venture agreements provide for Equilon and Motiva to determine the appropriate staffing levels for their businesses. To the extent those staffing needs result in the elimination of positions from the ranks of Shell, Texaco and Star Enterprise, a joint venture between Texaco and SRI, affected employees are entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star Enterprise, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Equilon and Motiva are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

    The formation of Equilon and Motiva is expected to result in the termination of 1,535 employees. Of this total, 869 employees have been terminated through December 31, 1998. The remaining separations will be substantially completed by mid-year 1999. In 1998 Equilon recorded a charge of $61 million for its share of reimbursable severance and other benefit costs. Equilon has reimbursed the employer companies $7 million in termination benefits through December 31, 1998, and will make reimbursement for the remaining benefits in future periods in accordance with the joint venture agreements.

NOTE 13 -- DERIVATIVES

    Equilon utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. These transactions meet the requirements for hedge accounting, including designation and correlation. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged. On the balance sheet, deferred gains and losses are included in current assets and liabilities.

    At December 31, 1998, open derivative instruments held for hedging purposes consisted mostly of futures. Notional contract amounts, excluding unrealized gains and losses, were $59 million at year-end 1998. These amounts principally represent future values of contract volumes over the remaining duration of the outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for the next twelve months.

    Equilon also entered into a relatively small number of petroleum-related derivative transactions for trading purposes. The results of derivative trading activities are marked to market, with gains and losses recorded in operating revenue. All derivative instruments are straightforward futures, swaps and options, with no leverage or multiplier features. At December 31, 1998, the open derivative instruments held for trading

                             EQUILON ENTERPRISES LLC
purposes consisted primarily of futures and swaps. The notional contract amounts of these derivative instruments, excluding unrealized gains and losses, were $3 million at year-end 1998.

    The earnings impact of positions closed in 1998 and the unrealized gains and losses on open positions at December 31, 1998 were not material.

NOTE 14 -- CONTINGENT LIABILITIES

    Equilon is subject to possible loss contingencies including actions or claims based on environmental laws, federal regulations, and other matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to many such contingent liabilities and commitments, Equilon has accrued amounts related to certain such liabilities where the outcome is deemed both probable and reasonably measurable.

    Equilon, along with other oil companies, is working in cooperation with regulatory and governmental agencies to investigate the presence and potential sources of methyl tertiary butyl ether ("MTBE") and other gasoline constituents in groundwater production wells that formerly provided water to the City of Santa Monica, California. Equilon has also been named as a defendant or a potentially responsible party in several other contamination matters and has certain obligations for remediation of adverse environmental conditions related to certain of its operating assets under existing laws and regulations.

    On November 25, 1998, a fire occurred at the Equilon Puget Sound Refinery in Anacortes, Washington, which resulted in six worker fatalities -- four employees of a contractor and two Texaco employees working on behalf of Equilon. Regulatory and governmental investigations are ongoing and wrongful death lawsuits have been filed.

    In management's opinion, the aggregate amount of liability for contingent liabilities, in excess of financial liabilities already accrued, is not anticipated to be material in relation to the consolidated financial position or results of operations of Equilon.

NOTE 15 -- SUBSEQUENT EVENTS

    On February 1, 1999, Equilon and Motiva sold the Shell proprietary Credit Card Program to Associates First Capital Corporation. The proceeds from the sale were assigned to Equilon and Motiva based on the outstanding receivable balances at the time of the sale. The credit card receivables sold that were applicable to Equilon amounted to $142 million.

                             MOTIVA ENTERPRISES LLC

                              FINANCIAL STATEMENTS
                                December 31, 1998

                                      INDEX

                                                                       Page
                                                                       ----
Report of Management..................................................   1
Report of Independent Accountants.....................................   2
Statement of Income...................................................   3
Balance Sheets........................................................   4
Statement of Cash Flows...............................................   5
Statement of Owners' Equity...........................................   6
Notes to Financial Statements.........................................   7

                             MOTIVA ENTERPRISES LLC

                              REPORT OF MANAGEMENT

    The management of Motiva Enterprises LLC (the "Company") is responsible for preparing the financial statements of the Company in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgements when the outcome of events and transactions is not certain.

    In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. This system of internal controls provides reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. The Company's internal auditors conduct regular and extensive internal audits throughout the Company. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement.

    The independent accounting firms of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of the Company's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of the Company's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit.

    The Audit Committee of the Board of Directors is comprised of three, non-employee directors who review and evaluate the Company's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.

L. Wilson Berry Jr.                      W. M. Kaparich           Randy J. Braud
President and Chief  Executive Officer   Chief Financial Officer  Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS OF MOTIVA ENTERPRISES LLC:

    We have audited the accompanying balance sheets of Motiva Enterprises LLC (the "Company") as of December 31, 1998 and July 1, 1998 and the related statements of income, owners' equity and cash flows for the period from inception (July 1, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motiva Enterprises LLC as of December 31, 1998 and July 1, 1998 and the results of its operations and its cash flows for the period from inception (July 1, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

DELOITTE & TOUCHE LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 1999

                             MOTIVA ENTERPRISES LLC

                               Statement of Income
           For the period from inception (July 1, 1998) to December 31
                              (Millions of dollars)

                                                                     1998
                                                                     ----
REVENUES
Sales and other revenue.........................................   $5,371

COSTS AND EXPENSES
     Purchases and other costs..................................    4,079
     Operating expenses.........................................      783
     Selling,  general and  administrative expenses.............      193
     Depreciation and amortization..............................      174
     Interest expense...........................................       43
     Taxes other than income taxes..............................       21
                                                                   ------
     Total costs and expenses...................................    5,293
                                                                   ------
     Net Income.................................................   $   78
                                                                   ======

              The accompanying Notes to Financial Statements are an
                        integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                                 Balance Sheets
                              (Millions of dollars)

                                                                              July
                                                              December 31,     1,
                                                                  1998        1998

ASSETS
Current Assets
   Cash and cash equivalents................................    $    25     $    --
   Accounts and notes receivable, less allowance for
     doubtful accounts of $9 million at December 31
     and July 1.............................................        661         639
   Inventories..............................................        692         653
   Other current assets.....................................         57          48
                                                                -------     -------
        Total current assets................................      1,435       1,340
Investments and Advances....................................         54          52
Property, Plant and Equipment
   At cost..................................................      7,187       7,095
   Less accumulated depreciation............................      2,112       2,056
                                                                -------     -------
   Net Property, Plant and Equipment........................      5,075       5,039
                                                                -------     -------
Deferred Charges and Other Noncurrent Assets................        177         163
                                                                -------     -------
        Total Assets........................................    $ 6,741     $ 6,594
                                                                =======     =======

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
   Commercial paper and current portion of long-term debt...    $   441     $   909
   Accounts payable and accrued liabilities.................        611         561
   Accrued taxes............................................        196         312
                                                                -------     -------
        Total current liabilities...........................      1,248       1,782
Long-Term Debt and Capital Lease Obligation.................      1,425         590
Accrued Environmental Remediation Liability.................        232         229
Deferred Credits and Other Noncurrent Liabilities...........          8          --
                                                                -------     -------
        Total Liabilities...................................      2,913       2,601
Owners' Equity..............................................      3,828       3,993
                                                                -------     -------
        Total Liabilities and Owners' Equity................    $ 6,741     $ 6,594
                                                                =======     =======

              The accompanying Notes to Financial Statements are an
                       integral part of these statements.

                             MOTIVA ENTERPRISES LLC

                             Statement of Cash Flows
           For the period from inception (July 1, 1998) to December 31
                              (Millions of dollars)

                                                           1998
                                                           ----
OPERATING ACTIVITIES
     Net Income.......................................   $    78
     Reconciliation  to net cash  provided  by
          operating activities:
       Depreciation and amortization..................       174
       Loss on sale of assets.........................         1
       Changes in operating working capital
          Accounts and notes receivable...............       (22)
          Inventories.................................       (39)
          Other current assets........................        (9)
          Accounts payable and accrued liabilities....       (66)
          Other-- net.................................       (47)
                                                         -------
          Net cash provided by operating activities...        70
INVESTING ACTIVITIES
     Capital expenditures.............................      (182)
     Proceeds from sale of assets.....................        13
                                                         -------
          Net cash used in investing activities.......      (169)
FINANCING ACTIVITIES
     Proceeds from borrowings.........................     1,278
     Repayment of debt................................      (911)
     Distributions to owners..........................      (243)
                                                         -------
          Net cash provided by financing activities...       124
CASH AND CASH EQUIVALENTS
     Increase during the period.......................        25
     Beginning of period..............................        --
                                                         -------
     End of period....................................   $    25
                                                         =======
Supplemental cash flow information:
     Interest paid during the period..................   $    43
                                                         =======

              The accompanying Notes to Financial Statements are an
                        integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                          Statement of Owners' Equity
                              (Millions of dollars)

Initial Owners' Capital Contribution, July 1, 1998...................................  $ 3,993
Net Income...........................................................................       78
Distributions........................................................................     (243)
                                                                                       -------
 Balance at December 31, 1998........................................................  $ 3,828
                                                                                       =======

              The accompanying Notes to Financial Statements are an
                        integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

    Motiva Enterprises LLC (the "Company") is a joint venture combining the major elements of Shell Oil Company (Shell), Texaco Inc. (Texaco) and Saudi Aramco's Gulf and East Coast U.S. refining and marketing businesses. The Company is a limited liability company established by Shell Norco Refining Company (Shell Norco), Shell, Texaco Refining and Marketing (East) Inc. (TRMI East) and Saudi Refining Inc. (SRI) effective July 1, 1998 under the Delaware Limited Liability Company Act. In accordance with the Limited Liability Company Agreement (the "Agreement"), initial provisional ownership percentages are 35% for Shell Norco and Shell together and 32.5% for each of TRMI East and SRI, effective through the first full fiscal year. Also in accordance with the Agreement, subsequent provisional ownership percentages will be determined for the Company's second through seventh full fiscal years and final ownership percentages will be determined for the Company's eighth full fiscal year. On December 7, 1998, the ownership in the Company attributable to Shell Norco and Shell was transferred to SOPC Holdings East LLC.

    A second joint venture company, Equilon Enterprises LLC (Equilon), was formed on January 1, 1998, combining the major elements of Shell and Texaco's Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Equiva Trading Company (Trading) and Equiva Services LLC (Services) were also formed on July 1, 1998 and are owned equally by the Company and Equilon. Trading functions as the trading unit for both companies. Services provides common financial, administrative, technical and other operational support to both companies. Trading and Services bill their services at cost.

    The Company manufactures, distributes and markets petroleum products under both the Shell and Texaco brands through its network of wholesalers, retailers and Company owned and contract operated service stations in all or part of 26 states and the District of Columbia. Products are manufactured at four refineries located in Delaware City, Delaware; Convent, Louisiana; Norco, Louisiana; and Port Arthur, Texas.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    Effective July 1, 1998, Shell Norco, Shell, TRMI East and SRI contributed assets and liabilities to the Company pursuant to the terms of the Asset Transfer and Liability Assumption Agreement, one of the joint venture agreements establishing the Company. TRMI East and SRI contributed the assets and liabilities of Star Enterprise (Star). The accompanying financial statements are presented using the historical basis on July 1, 1998 of the assets and liabilities contributed to the Company.

Use of Estimates

    These financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets, environmental remediation, litigation and claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

New Accounting Standard

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after January 1, 2000. The Company has not determined the impact that the adoption of SFAS 133 will have on its financial position or results of operations.

                             MOTIVA ENTERPRISES LLC

Revenues

    Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract.

Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Inventories

    All inventories are valued at the lower of cost or market. The cost of inventories of crude oil and petroleum products is determined on the last-in, first-out (LIFO) method, while the cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method, and materials and supplies are stated at average cost.

Property, Plant and Equipment

    Depreciation of property, plant and equipment is provided generally on composite groups, using the straight-line method, with depreciation rates based upon the estimated useful lives of the groups.

    Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there is a disposition of a complete group, the cost and related depreciation are retired, and any gain or loss is reflected in earnings.

    Capitalized leases are amortized over the estimated useful life of the asset or the lease term, as appropriate, using the straight-line method.

    Maintenance and repairs, including major refinery maintenance, are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized.

    Interest incurred during the construction period of major additions is capitalized.

    The evaluation of impairment for property, plant and equipment is based on a comparison of carrying value against undiscounted future net pre-tax cash flows. If an impairment is identified, the asset's carrying amount is adjusted to fair value. Assets to be disposed of are generally valued at the lower of net book value or fair value less cost to sell.

Investments and Advances

    Entities, where the Company has greater than 50 percent ownership but as a result of contractual agreement or otherwise does not exercise control, are accounted for using the equity method. The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint venture companies is reflected in revenue, rather than when realized through dividends or distributions.

Environmental Expenditures

    The Company accrues for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation is accrued.

                             MOTIVA ENTERPRISES LLC

    For each potential liability, the Company determines the appropriate liability amount considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

    The Company adjusts financial liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology or new information related to the extent of the Company's obligation.

Derivatives

    The Company uses interest rate swap derivative financial transactions to minimize its borrowing cost. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are accrued monthly and are reflected in interest expense.

    The Company uses futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. Unrealized gains and losses on such transactions are deferred and recognized in income when the transactions and cash are settled.

Fair Value of Financial Instruments

    The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 1998 because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest and interest rate swaps is determined based on discounted cash flows using estimated prevailing interest rates.

    Other financial instruments are included in current assets and liabilities on the balance sheet and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

Contingencies

    Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgment and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceeding or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

    If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

    Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the Company may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to the owners or others.

                             MOTIVA ENTERPRISES LLC

NOTE 3 -- TRANSACTIONS WITH RELATED PARTIES

    The Company has entered into transactions with Shell, Texaco, SRI and Equilon including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products and numerous service agreements.

    The aggregate amounts of such transactions were as follows:

                                                               For the period
                                                                from inception
                                                              (July 1, 1998)
                                                            to December 31, 1998
                                                            --------------------
                                                            (millions of dollars)
Sales  and  other   operating revenue.......................        $   857
Purchases and  transportation costs.........................          2,642
Service    and    technology  expense.......................            297


    Accounts receivable from related parties and accounts payable to related parties were $73 million and $175 million, respectively, at December 31, 1998.

NOTE 4 -- SALE OF RECEIVABLES

    At December 31, 1998 the Company had a third-party accounts receivable agreement under which it has the right to sell up to $200 million of trade accounts receivable on a continuing basis subject to limited recourse.
Receivables sold under this facility totaled $569 million for the six months ended December 31, 1998. At December 31, 1998, $90 million of trade receivables sold remained uncollected. The discount recorded on sales of trade receivables amounted to $1 million for the six months ended December 31, 1998.

NOTE 5 -- INVENTORIES

                                                               December 31,     July 1,
                                                                  1998          1998
                                                              -------------  --------
                                                               (millions of dollars)
Crude   oil   and   petroleum products......................     $ 597         $ 569
Other merchandise...........................................        13            12
Materials and supplies......................................        82            72
                                                                 -----         -----
          Total.............................................     $ 692         $ 653
                                                                 =====         =====

    Due to declines in prices, December 31, 1998 crude oil and petroleum products inventories have been reduced to estimated market value, reflecting a $23 million valuation adjustment to the LIFO carrying value of such inventories at December 31, 1998. At July 1, 1998, the excess of current cost over the LIFO carrying value of crude oil and petroleum products inventories was approximately $71 million.

                             MOTIVA ENTERPRISES LLC

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT


                                                                     December 31, 1998      July 1, 1998
                                                                     -----------------      ------------
                                                                        Gross      Net      Gross     Net
                                                                        -----      ---      -----     ---
                                                                            (millions of dollars)
Refining...........................................................  $ 4,383   $ 2,972   $4,326   $ 2,941
Marketing..........................................................    2,794     2,098    2,760     2,094
Other..............................................................       10         5        9         4
                                                                     -------   -------   ------   -------
          Total....................................................  $ 7,187   $ 5,075   $7,095   $ 5,039
                                                                     =======   =======   ======   =======
Capital  lease  amounts  included above............................  $    24   $    12   $   24   $    13
                                                                     =======   =======   ======   =======

    Interest expense capitalized as part of property, plant and equipment was $4 million for the six months ended December 31, 1998.

NOTE 7 -- DEBT

    Debt and capital lease obligation as of July 1, 1998 were assumed from Star and Shell pursuant to the terms of the Asset Transfer and Liability Assumption Agreement, one of the joint venture agreements forming the Company.

Short-Term

    Debt due within one year from the dates indicated below consisted of the following:

                                                                                   December 31,     July 1,
                                                                                       1998          1998
                                                                                   -------------  --------
                                                                                    (millions of dollars)
Commercial paper................................................................     $ 1,211        $  --
Pollution control revenue bonds.................................................         277          210
Bank loans......................................................................          --          254
Parent company note.............................................................          --          316
                                                                                     -------        -----
                                                                                       1,488          780
Current maturities of long-term  debt and capital lease obligation..............           1          129

                                                                                     -------        -----
                                                                                       1,489          909
Less:  Short-term  obligations  intended  to be refinanced:
  Commercial paper..............................................................         900           --
  Pollution control revenue bonds...............................................         148           --
                                                                                     -------        -----
          Total short-term debt.................................................     $   441        $ 909
                                                                                     =======        =====

    The weighted average interest rate for the commercial paper outstanding at December 31, 1998 was 5.42%.

    The pollution control revenue bonds outstanding at December 31, 1998 shown above consisted of five individual issues totaling $129 million assumed from Shell, three issues totaling $81 million assumed from Star, and $67 million issued by the Company. For the issues assumed from Shell, interest rates are currently reset on a daily basis for four of the issues and on a weekly basis for the remaining issue; the bonds may be converted from time to time to other modes. The weighted average interest rates for these issues at December 31, 1998 and July 1, 1998 were 5.02% and 3.61%, respectively. The bonds mature between 2005 and 2023, although bondholders have the right to tender their bonds under certain conditions, including on

                             MOTIVA ENTERPRISES LLC
interest rate resets. Pursuant to the terms of the underlying indentures, Shell retains liability for debt service on the issues the Company assumed from Shell in the event that the Company fails to perform its obligations.

    Interest rates are currently reset on a weekly basis for the issues assumed from Star and the bonds issued by the Company, although these bonds may also be converted from time to time to other modes. Weighted average interest rates at December 31, 1998 and July 1, 1998 were 4.0% and 3.65%, respectively, for the issues assumed from Star; the weighted average interest rate at December 31, 1998 was 5.35% for the bonds issued by the Company. The bonds assumed from Star are currently supported by an irrevocable bank letter of credit, for which the Company pays a fee based on the face amount of the letter of credit. The bonds mature between 2014 and 2018, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. These bonds, as well as $900 million of the Company's other short-term obligations scheduled to mature in 1999, are reclassified to long-term debt at December 31, 1998 recognizing the Company's intent and ability to refinance those issues on a long-term basis, if necessary through the use of its $1.5 billion revolving credit facility.

    The weighted average interest rate for the bank loans outstanding at July 1, 1998 which were assumed from Star, was 6.07%. The parent company note outstanding at July 1, 1998 represented an amount due Shell in connection with its asset contribution to the Company; its interest rate at that date was 6.02%. Both the bank loans and the parent company note were repaid during the period with proceeds from the Company's commercial paper program.

Long-Term

    Long-term debt as of the dates indicated below consisted of the following:

                                                                   December 31,    July 1,
                                                                       1998         1998
                                                                   ------------    -------
                                                                         (millions of
                                                                           dollars)
Private placements.............................................     $   360        $ 400
Bank loans.....................................................          --          300
Capital lease obligation.......................................          18           19
                                                                    -------        -----
                                                                        378          719
Less: Amounts due within one year..............................           1          129
                                                                    -------        -----
                                                                        377          590
Add:  Short-term  obligations  intended  to  be refinanced:
  Commercial paper.............................................         900           --
  Pollution control revenue bonds..............................         148           --
                                                                    -------        -----
          Total long-term debt.................................     $ 1,425        $ 590
                                                                    =======        =====

    At December 31, 1998 the Company was party to a $1.5 billion extendible 364-day revolving credit facility with a syndicate of major U.S. and international banks. This facility is available as support for the issuance of the Company's commercial paper and certain of its pollution control revenue bonds, as well as for working capital and for other general corporate purposes. The Company had no amounts outstanding under this facility during 1998. The Company pays a facility fee on this facility, based on its total amount. Under this agreement, interest on any amounts borrowed would be based on short-term rates at the time of borrowing.

    Private placements of $360 million at December 31, 1998 (originally $400 million at July 1, 1998) were assumed from Star, and consist of $110 million and $250 million issued to various insurance companies in 1991 and 1992, respectively. All of the notes carry fixed interest rates; the weighted average interest rates were 8.6% for the 1991 issue and 7.6% for the 1992 issue. These notes have varying maturities lasting until the year 2009.

                             MOTIVA ENTERPRISES LLC

    A term bank loan facility was also assumed from Star on July 1, 1998 at which time its weighted average interest rate was 6.05%. This facility was repaid in full and terminated during the period with proceeds from the Company's commercial paper program.

    All Company borrowings are unsecured and with the exception of the pollution control revenue bonds assumed from Shell, are non-recourse to the owners. Long-term debt borrowing agreements include financial covenants regarding net worth, leverage and liens. As of December 31, 1998 the Company was in compliance with all covenants.

    The amounts of long-term debt maturities during each of the next five years are $0 million, $0 million, $45 million, $63 million and $65 million, respectively. The preceding maturities are before consideration of short-term obligations intended to be refinanced and also exclude capital lease obligations.

Fair Value of Financial Instruments

    The estimated fair values, at the dates indicated below, of the Company's long-term debt and related derivative financial instruments were as follows:

                                           December 31,        July 1,
                                              1998              1998
                                       -------------------  ------------
                                   Carrying    Fair     Carrying    Fair
                                     Value     Value      Value     Value
                                   -------     -----    -------     -----
                                          (millions of dollars)
Long-term debt..................   $ 1,425   $ 1,472     $ 590     $ 626
Interest  rate swaps............        --       1.6        --       0.4

NOTE 8 -- DERIVATIVES

Debt-Related Derivatives

    Many of the Company's interest bearing liabilities reflected on its balance sheet are floating rate instruments. To reduce the impact of changes in interest rates on this floating rate debt, the Company assumed certain interest rate swap agreements in the notional amount of $100 million previously entered into by Star. All such interest rate swaps require the counterparty of the swap to pay to the Company a floating rate of interest on notional amounts of principal, and for the Company to pay to the counterparty a fixed rate of interest on the same amounts of notional principal. In all cases, the Company remains obligated to pay the variable rate owing to the holder of the underlying obligations. These interest rate swaps effectively convert $100 million of floating rate debt to a fixed rate of 6% through the year 2000.

    Each party to any interest rate swap agreement is exposed to credit risk for nonperformance of the other party. The Company has such exposure, but since the counterparties are major financial institutions, does not anticipate nonperformance by counterparties.

Commodity Derivatives

    The Company utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. These transactions meet the requirements for hedge accounting, including designation and correlation. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged. On the balance sheet, deferred gains and losses are included in current assets and liabilities.

    At December 31, 1998, the Company had open derivative commodity contracts required to be settled in cash, consisting mostly of futures. Notional contract amounts, excluding unrealized gains and losses, were $101 million at December 31, 1998. These amounts principally represent future values of contract volumes

                             MOTIVA ENTERPRISES LLC
over the remaining duration of outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for the next two months.

    Unrealized losses on open positions at December 31, 1998 were $5 million. The earnings impact of closed positions for the six months ended December 31, 1998 was not material.

NOTE 9 -- LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which the Company is lessee.

    The Company has a one-year lease agreement for a cogeneration plant being constructed in proximity to the Company's Delaware City refinery. The lease commences upon completion of the facility's construction, which is estimated to be in the first quarter of 2000. The lease may be renewed at the Company's option for seventeen consecutive one-year terms. The minimum lease commitment for the first year (year 2000) is expected to be approximately $20 million (not included in the table below). The Company, as construction agent for the project, is obligated to reimburse the lessor for approximately 89 percent of the project's construction cost if certain agreed-upon requirements are not met. The accumulated expenditures to date at December 31, 1998 were $168 million. At the end of the first one-year lease, if not renewed, the Company has guaranteed a minimum recoverable residual value to the lessor of approximately 89 percent of the total project construction cost.

    As of December 31, 1998, the Company had estimated minimum commitments for payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

                                                                              Operating   Capital
                                                                                Leases      Lease
                                                                                ------      -----
                                                                                  (millions of
                                                                                     dollars)
1999.......................................................................     $  47      $  4
2000.......................................................................        38         4
2001.......................................................................        30         4
2002.......................................................................        21         4
2003.......................................................................        18         4
After 2003.................................................................        51        13
                                                                                -----      ----
          Total lease commitments..........................................     $ 205        33
                                                                                =====
Less amounts representing interest.........................................                  15
                                                                                           ----
Present value of total capital lease obligation............................                  18
Less current portion of capital lease obligation...........................                   1
                                                                                           ----
Present value of long-term  portion of capital lease obligation............                $ 17
                                                                                           ====

                             MOTIVA ENTERPRISES LLC

    Rental expense relative to operating leases, including contingent rentals, is provided in the table below:


                                                                                            For the period
                                                                                            from inception
                                                                                          (July 1, 1998) to
                                                                                             December 31,
                                                                                                 1998
                                                                                          -----------------
                                                                                             (millions of
                                                                                                dollars)
Rental expense:
  Minimum lease rentals....................................................................       $ 52
  Contingent rentals.......................................................................          5
                                                                                                  ----
          Total............................................................................         57
Less rental  income on  properties  subleased to others....................................         25
                                                                                                  ----
Net rental expense.........................................................................       $ 32
                                                                                                  ====

NOTE 10 -- EMPLOYEE BENEFIT PLANS

    In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting the Company remain employees of Shell, Texaco and Star, who currently charge their services to the Company. It is expected that the Company or one of its affiliates will directly employ the personnel necessary for continued support on April 1, 1999. Since the Company has no directly employed personnel at December 31, 1998, there are no liabilities related to such on the balance sheet. Pensions and other post employment benefits costs are not separately identified in billings for employee services from Shell, Texaco and Star, and therefore are not disclosed.

    The joint venture agreements provide for the Company and Equilon to determine the appropriate staffing levels for their businesses. To the extent those staffing needs result in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees are entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. The Company and Equilon are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

    The formation of the Company and Equilon is expected to result in the termination of 1,535 employees. Of this total, 869 employees have been terminated through December 31, 1998. The remaining separations will be substantially completed by mid-year 1999. In 1998 the Company recorded a charge of $30 million for its share of reimbursable severance and other benefit costs. The Company has reimbursed the employer companies $3 million in termination benefits through December 31, 1998, and will make reimbursement for the remaining benefits in future periods in accordance with the joint venture agreements.

NOTE 11 -- CONTINGENT LIABILITIES

    Except for environmental obligations, the Company generally did not assume any contingent liabilities with respect to events occurring before July 1, 1998.

    While it is impossible to ascertain the ultimate legal and financial liability with respect to many contingent liabilities and commitments (including lawsuits, claims, guarantees, federal regulations, environmental issues, etc.), the Company has accrued amounts related to certain such liabilities. The Company does not expect that the aggregate amount of commitments and contingent liabilities in excess of amounts accrued at December 31, 1998, if any, will have a material effect on the financial position or results of operations of the Company.

                             MOTIVA ENTERPRISES LLC

NOTE 12 -- TAXES

    The Company, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of the Company included in the owners' earnings for the determination of income tax liability.

    Excise taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $2,062 million for the six month period ended December 31, 1998.

NOTE 13 -- SUBSEQUENT EVENT

    On February 1, 1999 the Company and Equilon sold the Shell Proprietary Credit Card Program to Associates First Capital Corporation. The proceeds from the sale were assigned to the Company and Equilon based on the outstanding receivable balances at the time of the sale. The credit card receivables sold that were applicable to the Company amounted to $108 million.

                                                                        APPENDIX

DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN
EXHIBIT 13 - TEXACO INC.'S 1998 ANNUAL REPORT TO STOCKHOLDERS

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 1998 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 1998 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1998 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix describes the graphic material contained in the portion of Texaco Inc.'s 1998 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1998 Annual Report on Form 10-K, in response to Form 10-K,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

1. The first graph is located on Page 26. The bar graph is entitled "Texaco's U.S. Realized Crude Oil Price Per Barrel" and is reflected in dollars. The U.S. realized crude oil price per barrel, in dollars, for each year are depicted as follows:

                              1996                              $17.93
                              1997                              $17.34
                              1998                              $10.60

         Below the graph a footnote appears which states, "Prices in 1998 fell to historically low levels."

2. The second graph is located on Page 27. The bar graph is entitled "Cash Expenses Per Barrel" and is reflected in dollars. A note above the graph appears which states, "Excludes operations now in Equilon and special items." The cash expenses per barrel, in dollars, for each year are depicted as follows:

                              1996                               $3.93
                              1997                               $4.08
                              1998                               $3.74

         Below the graph a footnote appears which states, "Tight controls on expenses led to an 8% reduction per barrel in 1998."

3. The third graph is located on Page 29. The bar graph is entitled "U.S. Production" and is reflected in thousands of barrels of oil equivalent a day. The U.S. production, in thousands of barrels of oil equivalent a day, for each year are depicted as follows:

                                          Crude Oil               Natural Gas                  Total
                                          ---------               -----------                  -----
                    1996                     388                      279                       667
                    1997                     396                      284                       680
                    1998                     433                      280                       713

         Below the graph a footnote appears which states, "Growth of 5% in 1998 due to higher production in California and the Gulf of Mexico."

4. The fourth graph is located on Page 30. The bar graph is entitled "U.S. Production Costs Per Barrel" and is reflected in dollars. The U.S. production costs per barrel, in dollars, for each year are depicted as follows:

                              1996                       $3.82
                              1997                       $3.94
                              1998                       $4.07

         Below the graph a footnote appears which states, "Slight rise due to higher lifting costs of acquired Monterey properties."

5. The fifth graph is located on Page 31. The bar graph is entitled "International Production" and is reflected in thousands of barrels of oil equivalent a day. The International production, in thousands of barrels of oil equivalent a day, for each year are depicted as follows:

                                Crude Oil               Natural Gas                Total
                                ---------               -----------                -----
                    1996           399                      64                       463
                    1997           437                      79                       516
                    1998           497                      91                       588

         Below the graph a footnote appears which states, "Production grew by 14% in 1998 due to continuing development in the North Sea, Indonesia and the Middle East."

6. The sixth graph is located on Page 31. The bar graph is entitled "International Exploratory Expenses" and is reflected in millions of dollars. The International exploratory expenses, in millions of dollars, for each year are depicted as follows:

                              1996                       $226
                              1997                       $282
                              1998                       $204

         Below the graph a footnote appears which states, "Reduction in 1998 spending due to low-price environment."

7. The seventh graph is located on Page 31. The bar graph is entitled "International Production Costs Per Barrel" and is reflected in dollars. The International production costs per barrel, in dollars, for each year are depicted as follows:

                              1996                       $4.47
                              1997                       $4.30
                              1998                       $3.74

         Below the graph a footnote appears which states, "Lower lifting costs per barrel through operating efficiencies and increased production."

8. The eighth graph is located on Page 34. The bar graph is entitled "International Refinery Input" and is reflected in thousands of barrels a day. The International refinery input, in thousands of barrels a day, for each year and geographical location are depicted as follows:

                         Europe               Caltex                LA/WA                Total
                         ------               ------                -----                -----
            1996           340                  364                  58                   762
            1997           336                  408                  60                   804
            1998           350                  417                  65                   832

         Below the graph a footnote appears which states, "Texaco's refinery system supplies key markets."

9. The ninth graph is located on Page 37. The bar graph is entitled "Capital and Exploratory Expenditures - Geographical" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and geographical location are depicted as follows:

                                                                         Acquisition of
                                                                            Monterey
                            United States         International            Resources         Total
                            -------------         -------------            ---------         -----
               1996               $1.6                $1.8                 $   -              $3.4
               1997               $2.3                $2.2                 $1.4               $5.9
               1998               $2.0                $2.0                 $   -              $4.0

         Below the graph a footnote appears which states, "Balanced spending on a worldwide portfolio of projects."

10. The tenth graph is located on Page 37. The bar graph is entitled "Capital and Exploratory Expenditures - Functional" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and function are depicted as follows:

                                                                  Manufacturing,
                                                                    marketing,           Acquisition of
                      Exploration and         Global gas          distribution              Monterey
                        production            marketing             and other              Resources        Total
                        ----------            ---------             ---------              ---------        -----
         1996              $2.3                  $0.1                  $1.0                $   -             $3.4
         1997              $3.0                  $0.2                  $1.3                $1.4              $5.9
         1998              $2.7                  $0.1                  $1.2                $   -             $4.0

         Below the graph a footnote appears which states, "Continued emphasis on exploration and production projects."

                                INDEX TO EXHIBITS

     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits


         (3.1) Copy of Restated Certificate of Incorporation of Texaco Inc., as amended to and including March 2, 1999, including Certificate of Designations, Preferences and Rights of Series B ESOP Convertible
               Preferred Stock, Series D Junior Participating Preferred Stock and Series G, H, I and J Market Auction Preferred Shares.

         (3.2) Copy of By-Laws of Texaco Inc., as amended to and including  July
               26, 1998.

 (10(iii)(a))  Form of severance agreement between Texaco Inc. and elected officers of Texaco Inc.
 (10(iii)(b))  Employment agreement dated December 30, 1997, between Texaco Inc.
               and Mr. John J. O'Connor, Senior Vice President of Texaco Inc.
 (10(iii)(c))  Employment agreements dated July 18, 1997, between Texaco Inc. and
               Mr. William M. Wicker, Senior Vice President of Texaco Inc.
 (10(iii)(d))  Texaco Inc.'s 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A, pages 39 through 44 of Texaco Inc.'s
               proxy statement dated March 27, 1997.                                                            *

 (10(iii)(e))  Texaco Inc.'s 1997 Incentive Bonus Plan, incorporated herein by reference to Appendix A, pages 45 and 46 of Texaco Inc.'s proxy statement dated
               March 27, 1997.                                                                                  *

 (10(iii)(f))  Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to
               pages A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993.                      *

  (10(iii)(g)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages
               IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989
               and to Exhibit A of  Texaco Inc.'s proxy statement dated March 29, 1991.                         *

  (10(iii)(h)) Texaco Inc.'s Incentive Bonus Plan, incorporated herein by reference to page
               IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989.                                      *

  (10(iii)(i)) Description of Texaco Inc.'s Supplemental Pension Benefits Plan, incorporated herein by reference to pages 8 and 9 of Texaco Inc.'s proxy statement dated
               March 17, 1981.                                                                                  *

  (10(iii)(j)) Description  of  Texaco  Inc.'s  Revised   Supplemental   Pension
               Benefits  Plan,  incorporated  herein  by  reference  to pages 24
               through 27 of Texaco  Inc.'s proxy statement dated March 9, 1978.                                *

  (10(iii)(k)) Description of Texaco Inc.'s Revised Incentive Compensation Plan,
               incorporated herein by reference to pages 10 and 11 of Texaco Inc.'s proxy
               statement dated March 13, 1969.                                                                  *

        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

        (12.2) Definitions of Selected Financial Ratios.

          (13) Copy of those  portions of Texaco  Inc.'s  1998 Annual  Report to
               Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

          (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which each subsidiary was organized.

       (23.1)  Consent of Arthur Andersen LLP.

       (23.2)  Consent of KPMG LLP.

        (23.3) Consent of Independent Accountants of Equilon Enterprises LLC.

        (23.4) Consent of Independent Accountants of Motiva Enterprises LLC.

         (24) Powers of Attorney for the Directors and certain Officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.

          (27) Financial Data Schedule.

