Form 10-Q
period 1999-03-31
TEXACO INC
filed 1999-05-14
CIK 97349

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


For the quarterly period ended March 31, 1999       Commission file number 1-27


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

     As of April 30, 1999, there were outstanding 536,492,771 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        STATEMENT OF CONSOLIDATED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                     (Millions of dollars, except as noted)

                                                                                        (Unaudited)
                                                                                   ----------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                   ----------------------
                                                                                   1999              1998
                                                                                   ----              ----
         REVENUES
              Sales and services                                                $  6,914          $  7,922
              Equity in income of affiliates,
                  interest,  asset sales and other                                   276               225
                                                                                --------          --------
                                                                                   7,190             8,147
                                                                                --------          --------
         DEDUCTIONS
              Purchases and other costs                                            5,450             6,114
              Operating expenses                                                     559               580
              Selling, general and administrative expenses                           290               276
              Exploratory expenses                                                   130               141
              Depreciation, depletion and amortization                               361               388
              Interest expense                                                       121               118
              Taxes other than income taxes                                           76               116
              Minority interest                                                       19                15
                                                                                --------          --------
                                                                                   7,006             7,748
                                                                                --------          --------

         Income before income taxes and cumulative effect
              of accounting change                                                   184               399

         Provision for (benefit from) income taxes                                   (15)              140
                                                                                --------          --------

         Income before cumulative effect of accounting change                        199               259

         Cumulative effect of accounting change                                       --               (25)
                                                                                --------          --------

         NET INCOME                                                             $    199          $    234
                                                                                ========          ========

         Preferred stock dividend requirements                                  $     13          $     14
                                                                                --------          --------

         Net income available for common stock                                  $    186          $    220
                                                                                ========          ========

         Per common share (dollars)
              Basic net income                                                  $    .35          $    .41
              Diluted net income                                                $    .35          $    .42

              Cash dividends paid                                               $    .45          $    .45

         Average shares outstanding for computation of
              earnings per share (thousands)
              Basic                                                              526,230           531,914
              Diluted                                                            526,892           551,421


                         See accompanying notes to consolidated financial statements.

                                                         TEXACO INC.
                                                 CONSOLIDATED BALANCE SHEET
                                         AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                         ------------------------------------------
                                                   (Millions of dollars)
                                                                                         March 31,               December 31,
                                                                                           1999                      1998
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   263                $   249
      Short-term investments - at fair value                                                      85                     22
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $27 million in 1999 and $28 million in 1998                            3,483                  3,955
      Inventories                                                                              1,296                  1,154
      Deferred income taxes and other current assets                                             337                    256
                                                                                             -------                -------
           Total current assets                                                                5,464                  5,636

   Investments and Advances                                                                    6,787                  7,184

   Properties, Plant and Equipment - at cost                                                  35,861                 35,494
   Less - accumulated depreciation, depletion and amortization                                21,048                 20,733
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,813                 14,761

   Deferred Charges                                                                            1,015                    989
                                                                                             -------                -------

           Total                                                                             $28,079                $28,570
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   700                $   939
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   1,980                  2,302
           Accrued liabilities                                                                 1,131                  1,368
      Estimated income and other taxes                                                           682                    655
                                                                                             -------                -------
           Total current liabilities                                                           4,493                  5,264

   Long-Term Debt and Capital Lease Obligations                                                6,784                  6,352
   Deferred Income Taxes                                                                       1,541                  1,644
   Employee Retirement Benefits                                                                1,263                  1,248
   Deferred Credits and Other Noncurrent Liabilities                                           1,532                  1,550
   Minority Interest in Subsidiary Companies                                                     690                    679
                                                                                             -------                -------
           Total                                                                              16,303                 16,737
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                           378                    428
      Unearned employee compensation and benefit plan trust                                     (331)                 (334)
      Common stock (authorized: 700,000,000 shares, $3.125 par value;
           567,576,504 shares issued in 1999; 567,606,290 shares issued in 1998)               1,774                  1,774
      Paid-in capital in excess of par value                                                   1,627                  1,640
      Retained earnings                                                                        9,519                  9,561
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                        (107)                 (107)
         Minimum pension liability adjustment                                                    (24)                  (24)
         Unrealized net gain on investments                                                       10                     30
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                   (121)                 (101)
                                                                                             -------                -------
                                                                                              13,146                 13,268
      Less - Common stock held in treasury, at cost                                            1,370                  1,435
                                                                                             -------                -------
         Total stockholders' equity                                                           11,776                 11,833
                                                                                             -------                -------
           Total                                                                             $28,079                $28,570
                                                                                             =======                =======

                              See  accompanying  notes to consolidated financial statements.

                                                         TEXACO INC.
                                       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                     --------------------------------------------------
                                                    (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                              -----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              1999               1998
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                                 $ 199              $ 234
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                  --                 25
         Depreciation, depletion and amortization                                               361                388
         Deferred income taxes                                                                 (83)                 56
         Exploratory expenses                                                                   130                141
         Minority interest in net income                                                         19                 15
         Dividends from affiliates, less than equity
            in income                                                                           (71)              (130)
         Gains on asset sales                                                                   (22)                (5)
         Changes in operating working capital                                                  (377)              (242)
         Other - net                                                                              6                175
                                                                                              -----              -----
            Net cash provided by operating activities                                           162                657

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                        (529)              (784)
   Proceeds from asset sales                                                                     46                 42
   Purchases of investment instruments                                                         (178)              (256)
   Sales/maturities of investment instruments                                                   504                247
   Collection of note from affiliate                                                            101                  -
                                                                                              -----              -----
            Net cash used in investing activities                                               (56)              (751)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               837                396
         Repayments                                                                            (243)              (277)
   Net increase (decrease) in other borrowings                                                 (419)               363
   Purchases of common stock                                                                     --               (105)
   Dividends paid to the company's stockholders
      Common                                                                                   (237)              (239)
      Preferred                                                                                  (3)                (5)
   Dividends paid to minority shareholders                                                       (8)                (9)
                                                                                              -----              -----
            Net cash provided by (used in) financing activities                                 (73)               124

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                              (19)                (6)
                                                                                              -----              -----
   Increase during period                                                                        14                 24
   Beginning of year                                                                            249                311
                                                                                              -----              -----
   End of period                                                                              $ 263              $ 335
                                                                                              =====              =====


            See  accompanying   notes  to  consolidated financial statements.

                                                         TEXACO INC.
                               CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               --------------------------------------------------------------
                                                    (Millions of dollars)
                                                                                                     (Unaudited)
                                                                                                --------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                --------------------
                                                                                              1999               1998
                                                                                              ----               ----

   NET INCOME                                                                                  $199               $234
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                                                            --                 (2)
      Minimum pension liability adjustment                                                       --                  2
      Unrealized net gain (loss) on investments                                                (20)                  5
                                                                                               ----               ----
                                                                                               (20)                  5
                                                                                               ----               ----
   TOTAL NONOWNER CHANGES IN EQUITY                                                            $179               $239
                                                                                               ====               ====







                                                      TEXACO INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ------------------------------------------

Note 1. Segment Information
---------------------------

                                                      Sales and Services
                                                      ------------------                 After               Assets
                                                              Inter-                       Tax                 at
Quarter Ended March 31, 1999                       Outside    Segment    Total       Profit (Loss)         Quarter-End
----------------------------                       -------    -------    -----       -------------         -----------
                                                                          (Millions of dollars)
                                                                               (Unaudited)
Exploration and production
     United States                                  $  349      $296    $  645            $ 38               $ 8,698
     International                                     445       239       684             (20)                4,421
Refining, marketing and distribution
     United States                                     605         3       608              63                 3,999
     International                                   4,552        39     4,591             220                 8,421
Global gas marketing                                   948        24       972              12                   752
                                                    ------      ----    ------            ----               -------
     Segment totals                                 $6,899      $601     7,500             313                26,291
Other business units                                ======      ====        23              (6)                  553
Corporate/Non-operating                                                      1            (108)                1,407
Intersegment eliminations                                                 (610)             --                  (172)
                                                                        ------            ----               -------
     Consolidated                                                       $6,914            $199               $28,079
                                                                        ======            ====               =======

                                                      Sales and Services
                                                      ------------------                 After               Assets
                                                              Inter-                       Tax                 at
Quarter Ended March 31, 1998                       Outside     Segment      Total    Profit (Loss)      December 31, 1998
----------------------------                       -------     -------      -----    -------------      -----------------
                                                                (Millions of dollars)                 (Millions of dollars)
                                                                     (Unaudited)
Exploration and production
     United States                                 $   488    $   454     $   942      $   108               $ 8,699
     International                                     529        296         825           48                 4,352
Refining, marketing and distribution
     United States                                     716         55         771           47                 4,095
     International                                   4,954         11       4,965          182                 8,306
Global gas marketing                                 1,217         19       1,236           (9)                  879
                                                   -------    -------     -------      -------               -------
     Segment totals                                $ 7,904    $   835       8,739          376                26,331
Other business units                               =======    =======          26            2                   506
Corporate/Non-operating                                                         2         (119)                1,945
Intersegment eliminations                                                    (845)          --                  (212)
     Consolidated, before cumulative                                      -------      -------               -------
     effect of accounting change                                          $ 7,922      $   259               $28,570
                                                                          =======      =======               =======


Note 2. Inventories
-------------------

The inventory accounts of Texaco are presented below (in millions of dollars):

                                                                                                 As of
                                                                                 -------------------------------------
                                                                                 March 31,                December 31,
                                                                                   1999                       1998
                                                                                 ---------                ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  194                    $  116
     Petroleum products and petrochemicals                                           868                       799
     Other merchandise                                                                31                        40
     Materials and supplies                                                          203                       199
                                                                                  ------                    ------
          Total                                                                   $1,296                    $1,154
                                                                                  ======                    ======


Note 3. Redemption of Series F ESOP Convertible Preferred Stock
---------------------------------------------------------------

On February 16, 1999, each share of Series F ESOP Convertible Preferred Stock was converted into 20 shares, or 1.1 million shares in total, of Common Stock of Texaco Inc., after we called the Series F for redemption.

Note 4. Other Financial Information, Commitments and Contingencies
------------------------------------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 16, pages 67-68, of our 1998 Annual Report.

On April 7, 1999, the federal court in Texas approved a settlement agreement with most of the plaintiffs in the seventeen purported class actions pending in Texas and six other states. The plaintiffs alleged that Texaco and approximately fifty other oil companies underpaid royalties and severance taxes to them. Similar claims by the federal and various state governments remain unresolved.

In June 1997, Caltex Corporation received a claim from the United States Internal Revenue Service (IRS) for $292 million in excise taxes, $140 million in penalties and $1.6 billion in interest. The IRS claim relates to sales of crude oil by Caltex to Japanese customers beginning in 1980. Caltex believes the underlying claim for excise taxes and penalties is wrong and that the claim for interest is flawed. We believe that this claim is without merit and is not anticipated to be materially important in relation to our consolidated financial position or results of operations. In May 1998, Caltex filed a complaint in the United States Court of Federal Claims asking the Court to hold that Caltex owes nothing on the IRS claim. A decision by the Court remains pending. In February 1999, Caltex renewed a letter of credit for $2.5 billion to the IRS that was required to pursue the claim. In May 1999, the IRS agreed to reduce the letter of credit to $200 million. Texaco and its 50% partner, Chevron Corporation, have severally guaranteed Caltex' letter of credit obligation to a syndicate of banks.


                                   ----------


It is impossible for us to ascertain the ultimate legal and financial liability with respect to contingencies and commitments. However, we do not anticipate that the aggregate amount of such liability in excess of accrued liabilities will be materially important in relation to our consolidated financial position or results of operations.




Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, formed January 1, 1998 and jointly owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis (in millions of dollars):

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              1999            1998
                                                                              ----            ----
                  Gross revenues                                             $5,779          $6,360
                  Income before income taxes                                 $  171          $  112

Summarized unaudited financial information for Motiva, formed July 1, 1998 and jointly owned 32.5% each by Texaco and Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and 35% by Shell Oil Company, is presented below on a 100% Motiva basis (in millions of dollars):

                                                                              For the three months
                                                                              ended March 31, 1999
                                                                              --------------------
                  Gross revenues                                                    $2,242
                  Income before income taxes                                        $   41

We account for our interests in Equilon and Motiva using the equity method of accounting. Under this method, we record our share of Equilon's and Motiva's results of operations on a one-line basis to Equity in Income of Affiliates in the Statement of Consolidated Income. Additionally, since Equilon and Motiva are limited liability companies, we record the provision and related liability for income taxes applicable to our share of Equilon's and Motiva's pre-tax income in our consolidated financial statements.

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              1999            1998
                                                                              ----            ----
                  Gross revenues                                             $3,960          $4,306
                  Income before income taxes                                 $  289          $  320
                  Income before cumulative effect
                      of  accounting change                                  $  203          $  205
                  Net income                                                 $  203          $  155

Effective January 1, 1998, Caltex adopted a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This resulted in a change in accounting for start-up costs at Caltex' Thailand refinery. Caltex' first quarter 1998 results included a $50 million charge (no tax benefit) associated with this accounting change.



                              * * * * * * * * * * *



In the determination of unaudited financial statements for the three-month periods ended March 31, 1999 and 1998, our accounting policies have been applied on a basis consistent with the application of such policies in our financial statements  issued in our 1998 Annual Report.  In our opinion,  we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. We make no forecasts or representations with respect to the level of net income for the year 1999.



                              * * * * * * * * * * *



                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o  The price of crude oil, natural gas and petroleum products
o  The value of foreign currencies in relation to the U.S. dollar
o  Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first quarter of 1999 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, or from possible future changes in the value of foreign currencies in relation to the U. S. dollar.

The Liquidity section of the MD&A appearing on page 11 of this Form 10-Q describes financing and related hedging transactions we entered into during the first quarter of 1999 and shortly thereafter. As a result of those transactions, our variable rate debt, before the effects of interest rate swaps, now totals $2.2 billion, as compared with $2.7 billion at year-end 1998. The notional amount of interest rate swaps increased $850 million and now totals $1.6 billion. Based on our present interest rate exposure on variable rate debt and interest rate swaps, a hypothetical increase or decrease in interest rates of 200 basis points would not materially affect our consolidated financial position, net income or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Texaco's net income for the first quarter of 1999 was $199 million ($.35 per share). This compares with net income for the first quarter of 1998 of $234 million ($.42 per share). Both periods included special items. Excluding special items, income was $105 million ($.18 per share) for the first quarter of 1999 and $259 million ($.46 per share) for the first quarter of 1998.

Continuing low crude oil and natural gas prices through early March and a high level of exploratory expenses depressed our first quarter earnings. Fortunately, prices have recently strengthened significantly, which is a very positive signal for the rest of the year. We are also encouraged by the results of our cost containment programs, which have reduced our expenses per barrel by six percent, and by the acceleration by our U.S. downstream alliances of targeted synergy benefits during 1999.

Our worldwide production levels declined as a result of operational problems in the U.K. North Sea, which impacted expected production by approximately 30,000 barrels per day, and in the U.S., due to reduced capital spending by Texaco and other operators in reaction to the significantly lower prices for oil and gas. In April, production in the U.K. North Sea returned to normal levels and overall worldwide production is expected to be higher in the second quarter and for the remainder of the year.

Despite the challenges our industry faced this past year, we continued to aggressively search for new sources of production and in the first quarter of 1999, we announced two significant exploratory successes offshore Nigeria.

In the U.S. downstream, after a slow start, margins improved late in the first quarter. While first quarter earnings were weaker in the international downstream compared to last year, the stabilization of markets in the Caltex region and in Brazil in March are encouraging signs which should lead to improved margins in the months ahead.

Results for the first quarter of 1999 and 1998 are summarized in the following table. Details on special items are included in the segment analysis which follows this table.

                                                                               (Unaudited)
                                                                         ------------------------
                                                                          For the three months
                                                                             ended March 31,
                                                                         ------------------------
                                                                         1999                1998
                                                                         ----                ----
                                                                          (Millions of Dollars)

Income before special items                                              $105                $259

Inventory valuation adjustments                                            83                   -
Production tax refund                                                      11                   -
                                                                         ----                ----
Special items                                                              94                   -
                                                                         ----                ----

Adoption of new accounting standard
     Cumulative effect of accounting change                                 -                (25)
                                                                         ----                ----

Net income                                                               $199                $234
                                                                         ====                ====

Effective January 1, 1998, our affiliate, Caltex, adopted a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This resulted in a change in accounting for start-up costs at its Thailand refinery. Our first quarter 1998 results included a $25 million charge associated with this accounting change.

OPERATING RESULTS

     EXPLORATION AND PRODUCTION
         United States

Exploration and production earnings in the U.S. for the first quarter of 1999 were $38 million, as compared with $108 million for the first quarter of 1998. Results for 1999 included a special benefit of $11 million for a production tax refund. Excluding the special benefit, results for the first quarter of 1999 totaled $27 million.

U.S. exploration and production earnings for the first quarter of 1999 were below last year mostly due to lower crude oil and natural gas prices. Continued weakness in worldwide demand growth and high inventory levels contributed to the decline in prices. For the first quarter of 1999, average realized crude oil prices were $9.11 per barrel, 23 percent below last year and average natural gas prices were $1.79 per MCF, 16 percent below last year. However, prices began to rise in March as OPEC and several non-OPEC countries announced production cutbacks and worldwide inventory levels began to decline.

Daily production for the first quarter of 1999 was 12 percent lower than last year due to natural field declines. Capital expenditures were reduced by Texaco and other operators given the low prevailing commodity prices.

Expenses were lower as a result of cost savings from the restructuring of our worldwide upstream organization. Exploratory expenses for the quarter were $54 million before tax, $42 million below last year.

         International

Exploration and production results outside the U.S. for the first quarter of 1999 were a loss of $20 million, as compared with earnings of $48 million for the first quarter of 1998.

International exploration and production operating results for the first quarter of 1999 were below last year mostly due to lower crude oil and natural gas prices and higher exploratory expenses. Industry fundamentals of low demand growth and high inventories kept downward pressure on commodity prices. For the first quarter of 1999, average realized crude oil prices were $9.88 per barrel, 17 percent lower than last year and average natural gas prices were $1.51 per MCF, seven percent below last year. In March, crude oil prices began to rise due to worldwide production cutbacks and inventory declines.

Daily production for the first quarter of 1999 was unchanged from last year. Decreased production of 30,000 barrels per day, mostly as a result of separator problems at the Captain field, in the U.K. North Sea reduced earnings by $10 million. Production increased in the Partitioned Neutral Zone and the U.K. Galley field.

Exploratory expenses for the first quarter were $76 million before taxes, $31 million higher than last year mostly due to an unsuccessful exploratory well in a new offshore area of Trinidad.

         Looking Forward in the Worldwide Upstream

We intend to cost-effectively explore for, develop and produce crude oil and natural gas reserves, despite the current low price environment. Our areas of focus include the U.S. Gulf of Mexico, the U.K. North Sea, Kazakhstan, Latin America and West Africa, where we recently announced two major oil discoveries offshore Nigeria.

We expect $200 million in annual pre-tax cash expense savings from our worldwide upstream restructuring program announced in November, 1998. The program is designed to place greater emphasis on our long-term production and reserve
growth,   and  to  address  the  need  for  streamlining   costs  and  improving
competitiveness. These savings include lower people-related expenses and operating expenses.

     REFINING, MARKETING AND DISTRIBUTION
         United States

Refining, marketing and distribution earnings in the U.S. for the first quarter of 1999 were $63 million as compared with $47 million for the first quarter of 1998. We value inventories at the lower of cost or market, after initial recording at cost. Results for the first quarter of 1999 included a special benefit of $8 million due to higher inventory values on March 31, 1999. This follows a fourth-quarter 1998 charge of $34 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Excluding this special benefit, results for the first quarter of 1999 totaled $55 million.

We conduct our U.S. downstream activities primarily through Equilon Enterprises LLC, our western alliance with Shell Oil Company, and Motiva Enterprises LLC, our eastern alliance with Shell Oil Company and Saudi Refining, Inc.

During the quarter, Equilon's earnings benefited from improved refining margins. Although West Coast refining margins were weak for the first two months due to high inventory levels, they improved during March as a result of industry supply disruptions. The first quarter of 1999 also benefited from the realization of synergies including reduced additive costs and higher utilization of proprietary pipelines.

Motiva captured synergy benefits which contributed to higher first quarter 1999 results. The most significant of these relate to marketing staff and function consolidation and hydrotreater realignment at the Convent refinery. These benefits, together with higher gasoline sales, were somewhat offset by weaker refinery margins in 1999 due to warmer than normal weather and high inventory levels.

         International

Refining, marketing and distribution earnings outside the U.S. for the first quarter of 1999 were $220 million, as compared with $182 million for the first quarter of 1998. We value inventories at the lower of cost or market, after initial recording at cost. Results for the first quarter of 1999 included a special benefit of $75 million due to higher inventory values at March 31, 1999. This follows a fourth-quarter 1998 charge of $108 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Excluding this special benefit, results for the first quarter of 1999 totaled $145 million.

International refining, marketing and distribution earnings before special items for the first quarter of 1999 declined from 1998. The decline was due to lower operating earnings in our Caltex and Latin American areas of operations. In our Caltex affiliate, margins in Korea in the first quarter of 1998 benefited from the partial recovery of currency losses experienced in the fourth quarter of 1997. After adjusting for currency effects, Caltex operating income improved in 1999 due to stronger marketing margins, higher sales volumes and reduced operating expenses.

Results in Latin America declined due to the margin impacts and currency effects related to the weakening of the Brazilian economy in the first quarter of 1999. However, margins increased in West Africa, Central America and the Caribbean this year, which partly offset the events in Brazil. Results in Europe were in line with last year.

         Looking Forward in the Worldwide Downstream

We anticipate that our U.S. joint ventures with Shell and Saudi Refining, Inc. will continue to lower costs and capture synergies. We expect that our share of these annual pre-tax cost reductions will be over $300 million. These savings include lower people-related expenses and reductions in cash operating expenses due to efficiencies. We will continue to expand our operations in Latin America. In addition, we expect that our share of the annual pre-tax cost savings from the Caltex reorganization will be $25 million, representing lower people-related expenses.

     GLOBAL GAS MARKETING

Global gas marketing earnings for the first quarter of 1999 were $12 million, as compared with a loss of $9 million for the first quarter of 1998.

First quarter 1999 results benefited from improved margins in our U.S. operations. Additionally, our U.S. gas marketing results included a gain on the sale of a gas gathering pipeline. We also recognized a gain on the sale of our 50 percent interest in our retail gas marketing operation in the United Kingdom. This sale successfully completed our exit from the U.K. domestic gas market where we disposed of our wholesale business in late 1998.

We anticipate $20 million in annual pre-tax cost savings from the global gas marketing restructuring announced in November 1998. These savings include lower people-related expenses and benefits from our exiting the United Kingdom gas marketing business.

     OTHER BUSINESS UNITS

Results for the first quarter of 1999 were a loss of $6 million, as compared with earnings of $2 million for the first quarter of 1998. Our other business units include insurance activity and power generation and gasification operations.

     CORPORATE/NON-OPERATING

Corporate/Non-operating charges for the first quarter of 1999 were $108 million, as compared with charges of $119 million for the first quarter of 1998.

Corporate/Non-operating results for the first quarter of 1999 benefited from gains on the sale of marketable securities. Net interest expense for the first quarter of 1999 was unchanged from last year.

We expect annual pre-tax cost savings of $60 million as a result of the fourth quarter 1998 corporate center reorganization and other cost-cutting initiatives, mainly lower people-related expenses and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $348 million at March 31, 1999, as compared with $271 million at year-end 1998.

During 1999, our operations provided cash of $162 million. We raised an additional $175 million from net borrowings and $326 million from net sales of long-term investments. Early collection of a note receivable from our affiliate Equilon generated another $101 million. We spent $529 million on our capital and exploratory program and paid $248 million in common, preferred and minority interest dividends.

At March 31, 1999, our ratio of total debt to total borrowed and invested capital was 37.5%, as compared with 36.8% at year-end 1998. At March 31, 1999, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first quarter of 1999, our debt activity included a $400 million borrowing due 2009, $242 million issued under our medium-term note program and a $100 million borrowing associated with one of our producing interests located in the U.K. North Sea. In addition, we reduced our commercial paper by $643 million, to $974 million at March 31, 1999, while increasing other debt obligations by $76 million. During the first quarter of 1999, we entered into $500 million of floating rate pay interest rate swaps. We maintain $2.05 billion in revolving credit facilities, which were unused at March 31, 1999, to provide additional support for liquidity and our commercial paper program.

Subsequent to March 31, 1999, we established a new "shelf" registration for $1.5 billion, and we issued $1 billion from this "shelf" registration under our medium-term note program, to refinance existing short-term debt. In connection with this issuance, we entered into $350 million of floating rate pay interest rate swaps. All floating rate swaps entered into to date in 1999 are indexed to LIBOR.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEVERANCE PROGRAMS
---------------------------------------------------------------

In the fourth quarter of 1998, we announced reorganizations for several of our operations and began implementing other cost-cutting initiatives to reduce costs and improve focus in growth areas. The principal units affected were our worldwide upstream operations; our global gas marketing operations; our international downstream operations, principally our marketing operations in the United Kingdom and Brazil and our refining operations in Panama; and, our corporate center. The reorganizations were completed by the end of the first quarter of 1999.

We accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits associated with these announced restructurings in the fourth quarter of 1998. The accrual included $56 million applicable to our worldwide upstream, $5 million recorded by our global gas marketing business, $25 million applicable to our international downstream areas, and $29 million for our corporate center. The costs related to the severance programs are reflected in the Statement of Consolidated Income, primarily as an increase in operating expenses. At the time we announced these programs, we estimated that over 1,400 employee reductions would result. Employee reductions of approximately 800, 100, 300 and 200, respectively, are expected in our worldwide upstream, global gas marketing, international downstream areas and corporate center. At the end of the first quarter of 1999, we have not made changes to these estimates. Through March 31, 1999, employee reductions totaled 424, 51, 160 and 219 in our worldwide upstream, global gas marketing, international downstream areas and corporate center, respectively. Almost all of the remaining employees will be leaving during the second quarter of this year. Of the $115 million commitment recorded during the fourth quarter of 1998, payments of $8 million, $1 million, $12 million and $13 million, respectively, have been recorded against the expense accrual related to each of our four restructuring initiatives. We will pay the remaining benefit liability of $81 million (worldwide upstream - $48 million; global gas marketing - $4 million; international downstream - $13 million; and, corporate center - $16 million) in future periods in accordance with plan provisions.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $669 million for the first quarter of 1999, compared with $967 million for the same period in 1998.

While U.S. upstream spending slowed considerably, we continued to focus on platform construction in the Gulf of Mexico and developmental drilling in California. Internationally, increased exploratory activity, primarily in Trinidad and Colombia, and developmental work in the U.K. North Sea Captain field were more than offset by lower spending in Eurasia where we made a significant investment in the Karachaganak project in the first quarter of 1998.

Downstream activities also decreased following refinery project completions in the U.S. and the slowing of re-imaging and brand initiatives in the U.S. and Caltex areas of operation. We also spent less on a gas pipeline project which incurred peak expenditures in 1998. Other operations reflected an increase in spending for an Indonesian cogeneration facility.

EURO CONVERSION
---------------

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing legacy currencies and one common currency--the euro. The euro began trading on world currency exchanges and may be used in business transactions. On January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be completely withdrawn from circulation by June 30 of that year.

Prior to introduction of the euro, our operating subsidiaries affected by the euro conversion completed computer systems upgrades and fiscal and legal due diligence to ensure our euro readiness. While remaining systems adaptations and legal due diligence reviews are ongoing, all our operating subsidiaries had the capability to comply with necessary business requirements and customer/supplier preferences with the introduction of the euro on January 1, 1999. We, therefore, experienced no major impact to our current business operations.

We are currently reviewing our marketing and operational policies and procedures to ensure our ability to continue to successfully conduct all aspects of our business in this new, price-transparent market. We believe that the euro conversion will not have a material adverse impact on our financial condition or results of operations.

YEAR 2000
---------

On pages 39 and 40 of our 1998 Annual Report, we discussed our state of readiness and our costs, risks and contingency plans for dealing with potential year 2000 (Y2K) date change problems. We reported that approximately 95% of the computers and computer software involved in corporate financial applications, and about 5% of our industrial automation systems used in refineries, lubricant and gas plants and oil well operations needed modification or upgrade. We have not identified any material additional Y2K risks that we did not discuss in our 1998 Annual Report. We continue to believe that the worst case scenario we described in our 1998 Annual Report is not likely to occur. However, if it occurs, Y2K failures, if not corrected on a timely basis or otherwise mitigated by our contingency plans, could have a material adverse effect on our results of operations, liquidity and overall financial condition.

As of the end of the first quarter of 1999, we completed modifications or upgrading to 98% of the corporate financial applications and 99% of the industrial automation systems that required such work. We are not able to complete a small percentage of upgrades until our vendors provide the required equipment. We expect to complete the last of these upgrades by July, 1999. If these upgrades are delayed beyond that date, we will use contingency plans to work around any non-compliant systems or seek alternative vendors, as appropriate. We are approximately 80% through the effort required to review our critical suppliers and customers and develop contingency plans, as required. If we cannot satisfy ourselves that these critical suppliers and customers will be able to operate in 2000, we will seek alternatives and/or use contingency plans.

We are also evaluating the business resumption plans of all of our business units for any Year 2000 issues. This effort is approximately 80% complete. We expect to complete the testing of these plans by July, 1999.

During the first of quarter 1999, we spent $7 million in readying our systems for Y2K, bringing our total spent to date to $44 million. We continue to estimate that our costs to ready our systems for Y2K will be no more than $75 million.



                                   * * * * * *

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion of RESULTS OF OPERATIONS; REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEVERANCE PROGRAMS; EURO CONVERSION; and, YEAR 2000 contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Factors which could affect our expectations for worldwide crude oil production and downstream margins in 1999 are changes in business conditions, such as energy prices, world economic conditions, demand growth and inventory levels. The extent and timing of our anticipated cost savings and reorganization programs will depend upon worldwide and industry economic conditions. Factors that could alter the financial impact of our euro conversion include: changes in current governmental regulations and interpretations of such regulations; unanticipated implementation costs; and the effect of the euro conversion on product prices and margins. Factors that could affect our ability to be Year 2000 compliant by the end of 1999 include: the failure of our customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them; our inability to identify and remediate every possible problem; and a shortage of necessary programmers, hardware and software. For a further discussion of additional factors that could cause actual results to materially differ from those in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements and Factors That May Affect Our Business" in our 1998 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     We have provided information about legal proceedings pending against Texaco in Note 4 to the Consolidated Financial Statements of this Form 10-Q and in Item 3 of our 1998 Annual Report on Form 10-K. Note 4 of this Form 10-Q and Item 3 of our 1998 Form 10-K are incorporated here by reference.

     The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of two proceedings that were instituted during the first quarter of 1999.

o By letter dated March 3, 1999, the San Joaquin Valley Unified Air Pollution Control District demanded penalties of $1.4 million for alleged violations of that agency's air quality regulations at our producing fields in Bakersfield, California. We are contesting the allegations.

o In January, 1999, the U.S. Department of Justice filed suit in U.S. District Court in Nevada against Nevada Cogeneration Associates #1 and Nevada Cogeneration Associates #2. Each defendant is a partnership in which we hold a 50% interest. The suit seeks up to $230 million in penalties under the Clean Air Act for alleged emissions from cogeneration facilities in Clark County, Nevada. The partnerships are contesting the allegations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We held our Annual Meeting of Stockholders on April 27, 1999, for the purpose of
(1) electing five directors, (2) approving the appointment of auditors for 1999,
(3) approving an amendment to our Certificate of Incorporation, (4) acting on a stockholder proposal relating to an independent chairperson, and (5) acting on a stockholder proposal relating to classification of our Board of Directors. The following summarizes the voting results:

Item (1). Stockholders elected Michael C. Hawley, Charles R. Shoemate, Robin B. Smith and William C. Steere, Jr., each for a three-year term expiring at the 2002 Annual Meeting and A. Charles Baillie for a one-year term expiring at the 2000 Annual Meeting. The vote for each director was as follows:

                    Director                     Votes For                % of Vote               Votes Withheld
                    --------                     ---------                ---------               --------------
                    A. Charles Baillie             462,020,776                98.3%                   8,033,299
                    Michael C. Hawley              461,982,045                98.3%                   8,072,030
                    Charles R. Shoemate            462,303,914                98.4%                   7,750,161
                    Robin B. Smith                 461,296,502                98.1%                   8,757,573
                    William C. Steere, Jr.         462,023,036                98.3%                   8,031,039

Directors continuing in office were Peter I. Bijur, Mary K. Bush, Edmund M. Carpenter, Franklyn G. Jenifer, Sam Nunn, Charles H. Price, II and Thomas A. Vanderslice.

Item (2). The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 1999 was approved.

                    Votes For (% of voted)              Votes Against (% of voted)                 Abstained
                    ----------------------              --------------------------                 ---------
                        464,538,299 (99.3%)                     3,321,596 (0.7%)                      2,194,180

Item (3). The proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock of Texaco Inc. from 700 million to 850 million was approved. Results are as follows:

                  Common and Series B For                                               444,452,793  (80.5%)
                  (% of issued and outstanding Common and Series B)

                  Common and Series B Against                                            22,850,471   (4.1%)
                  (% of issued and outstanding Common and Series B)

                  Common and Series B Abstained                                           2,750,811

                  Common For                                                            430,239,176  (80.3%)
                  (% of issued and outstanding Common)

                  Common Against                                                         20,838,684   (3.9%)
                  (% of issued and outstanding Common)

Item (4). The stockholder proposal relating to an independent chairperson was rejected.

                    Votes For (% of voted)              Votes Against (% of voted)                 Abstained
                    ----------------------              --------------------------                 ---------
                        87,213,428 (22.1%)                     306,855,079 (77.9%)                  7,716,299

Item (5). The stockholder proposal relating to the classification of the Board of Directors was rejected.

                    Votes For (% of voted)              Votes Against (% of voted)                 Abstained
                    ----------------------              --------------------------                 ---------
                        192,364,198 (48.7%)                    202,789,184 (51.3%)                  6,636,225



Item 5. Other Information
-------------------------

                                                                                                     (Unaudited)
                                                                                              -----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              1999               1998
                                                                                              ----               ----
                                                                                                (Millions of dollars)
CAPITAL AND EXPLORATORY EXPENDITURES
Exploration and production
         United States                                                                         $256              $ 442
         International                                                                          222                290
                                                                                               ----              -----
           Total                                                                                478                732
                                                                                               ----              -----
Refining, marketing and distribution
         United States                                                                           73                 88
         International                                                                           77                 99
                                                                                               ----              -----
           Total                                                                                150                187
                                                                                               ----              -----

Global gas marketing                                                                             11                 34
                                                                                               ----              -----
           Total operating segments                                                             639                953

Other business units                                                                             30                 14
                                                                                               ----              -----

           Total                                                                               $669              $ 967
                                                                                               ====              =====

                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1999            1998
                                                                                                      ----            ----
OPERATING DATA

Exploration and Production

United States
     Net production of crude oil and natural
         gas liquids (000 BPD)                                                                          406            452
     Net production of natural gas - available
         for sale (000 MCFPD)                                                                         1,487          1,738
                                                                                                     ------         ------
                  Total net production (000 BOEPD)                                                      654            742

     Natural  gas sales (000 MCFPD)                                                                   3,579          3,882

     Average U.S. crude (per bbl)                                                                    $ 9.11         $11.78
     Average U.S. natural gas (per mcf)                                                              $ 1.79         $ 2.14
     Average WTI (Spot) (per bbl)                                                                    $13.15         $15.92
     Average Kern (Spot) (per bbl)                                                                   $ 7.65         $ 8.89

International
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                                                         130            158
         Indonesia                                                                                      180            155
         Partitioned Neutral Zone                                                                       116            108
         Other                                                                                           67             70
                                                                                                     ------         ------
              Total                                                                                     493            491
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                                                         286            258
         Colombia                                                                                       153            208
         Other                                                                                          111            123
                                                                                                     ------         ------
             Total                                                                                      550            589
                                                                                                     ------         ------

                  Total net production (000 BOEPD)                                                      585            589

     Natural gas sales (000 MCFPD)                                                                      565            777

     Average International crude (per bbl)                                                           $ 9.88         $11.95
     Average International natural gas (per mcf)                                                     $ 1.51         $ 1.62
     Average U.K. natural gas (per mcf)                                                              $ 2.64         $ 2.65
     Average Colombia natural gas (per mcf)                                                          $  .65         $  .91
Worldwide
     Total worldwide net production (MBOEPD)                                                          1,239          1,331


                                                                                                           (Unaudited)
                                                                                                      --------------------
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      1999            1998
                                                                                                      ----            ----
OPERATING DATA

Refining, Marketing and Distribution

United States
     Refinery input (000 BPD)
         Equilon area                                                                                   365            374
         Motiva area                                                                                    302            313
                                                                                                      -----          -----
              Total                                                                                     667            687

     Refined product sales (000 BPD)
         Equilon area                                                                                   596            532
         Motiva area                                                                                    355            333
         Other operations                                                                               307            234
                                                                                                      -----          -----
              Total                                                                                   1,258          1,099
International
     Refinery input (000 BPD)
         Europe                                                                                         368            374
         Caltex area                                                                                    438            437
         Latin America/West Africa                                                                       71             57
                                                                                                      -----          -----
              Total                                                                                     877            868

     Refined product sales (000 BPD)
         Europe                                                                                         638            564
         Caltex area                                                                                    672            593
         Latin America/West Africa                                                                      479            428
         Other                                                                                          103             49
                                                                                                      -----          -----
              Total                                                                                   1,892          1,634

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  Exhibits

     --    (3.1) Copy  of   Restated  Certificat   of  Incorporation  of  Texaco
                 Inc., as amended to and including April 27, 1999, including Certificate of Designations, Preferences and Rights of Series B ESOP Convertible Preferred Stock, Series D Junior Participating Preferred Stock and Series G, H, I and J Market Auction Preferred Shares.

     --    (3.2) Copy of  By-Law   of Texaco Inc.,  as  amended to and including
                 April 27, 1999.

     --     (11) Computation of Earnings Per Share of Common Stock.

     --     (12) Computation of Ratio of Earnings to Fixed Charges  of Texaco on
                 a Total Enterprise Basis.

     --     (20) Copy  of  Texaco  Inc.'s  Annual  Report  on  Form 10-K for the
                 fiscal year ended December 31, 1998 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1998), as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --     (22) Information  relative  to  the  various  matters submitted to a vote of security holders are described on pages 10 through 18 of the 1999 Proxy Statement of Texaco Inc., relating to the Annual Meeting of Stockholders held on April 27, 1999, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --     (27) Financial Data Schedule for the three months ended March 31,
                 1999.



b)   Reports on Form 8-K:

     During the first quarter of 1999, we filed Current Reports on Form 8-K for the following events:

     1.   January 8, 1999

          Item 5. Other Events -- reported that Texaco issued a Press Release to announce a reduction in its 1999 capital and exploratory spending plan and acceleration of its cost reduction program. Texaco also issued another Press Release to announce fourth quarter, 1998 charges.

     2.   January 26, 1999

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1998.

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




                                                                Texaco Inc.
                                                          ---------------------
                                                               (Registrant)




                                                By:            G.J. Batavick
                                                          ---------------------
                                                               (Comptroller)




                                                By:             R.E. Koch
                                                          ---------------------
                                                          (Assistant Secretary)




Date:    May 14, 1999
         ------------