Form 10-Q
period 1999-06-30
TEXACO INC
filed 1999-08-12
CIK 97349

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


For the quarterly period ended June 30, 1999         Commission file number 1-27


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

     As of July 30, 1999, there were outstanding 552,731,443 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        STATEMENT OF CONSOLIDATED INCOME
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                     (Millions of dollars, except as noted)


                                                                                             (Unaudited)
                                                                        ------------------------------------------------
                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                        ------------------          --------------------
                                                                         1999           1998          1999           1998
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $15,030        $15,651       $ 8,116       $ 7,729
              Equity in income of affiliates, interest,
                  asset sales and other                                    429            540           153           315
                                                                       -------        -------       -------       -------
                                                                        15,459         16,191         8,269         8,044
                                                                       -------        -------       -------       -------
         DEDUCTIONS
              Purchases and other costs                                 11,806         12,086         6,356         5,972
              Operating expenses                                         1,109          1,225           550           645
              Selling, general and administrative expenses                 601            572           311           296
              Exploratory expenses                                         210            231            80            90
              Depreciation, depletion and amortization                     726            763           365           375
              Interest expense                                             245            234           124           116
              Taxes other than income taxes                                148            225            72           109
              Minority interest                                             35             30            16            15
                                                                       -------        -------       -------       -------
                                                                        14,880         15,366         7,874         7,618
                                                                       -------        -------       -------       -------

         Income before income taxes and cumulative
              effect of accounting change                                  579            825           395           426

         Provision for income taxes                                        107            224           122            84
                                                                       -------        -------       -------       -------

         Income before cumulative effect of
              accounting change                                            472            601           273           342

         Cumulative effect of accounting change                              -           (25)             -             -
                                                                       -------        -------       -------       -------

         NET INCOME                                                    $   472        $   576       $   273       $   342
                                                                       =======        =======       =======       =======

         Preferred stock dividend requirements                         $    23        $    27       $    10       $    13
                                                                       -------        -------       -------       -------

         Net income available for common stock                         $   449        $   549       $   263       $   329
                                                                       =======        =======       =======       =======

         Per common share (dollars)
              Basic net income                                         $  0.85        $  1.03       $  0.50       $  0.62
              Diluted net income                                       $  0.85        $  1.03       $  0.50       $  0.61

              Cash dividends paid                                      $  0.90        $  0.90       $  0.45       $  0.45

         Average shares outstanding for computation
               of earnings per share (thousands)
              Basic                                                    526,965        531,232       527,700       530,550
              Diluted                                                  529,640        550,598       530,236       549,775



                              See  accompanying   notes  to  consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                    -----------------------------------------
                              (Millions of dollars)
                                                                                         June 30,                December 31,
                                                                                           1999                      1998
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   323                $   249
      Short-term investments - at fair value                                                      26                     22
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $27 million in 1999 and $28 million in 1998                            3,593                  3,955
      Inventories                                                                              1,366                  1,154
      Deferred income taxes and other current assets                                             285                    256
                                                                                             -------                -------
           Total current assets                                                                5,593                  5,636

   Investments and Advances                                                                    6,671                  7,184

   Properties, Plant and Equipment - at cost                                                  35,499                 35,494
   Less - accumulated depreciation, depletion and amortization                                20,604                 20,733
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,895                 14,761

   Deferred Charges                                                                            1,036                    989
                                                                                             -------                -------

           Total                                                                             $28,195                $28,570
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   590                $   939
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   2,247                  2,302
           Accrued liabilities                                                                 1,121                  1,368
      Estimated income and other taxes                                                           701                    655
                                                                                             -------                -------
           Total current liabilities                                                           4,659                  5,264

   Long-Term Debt and Capital Lease Obligations                                                6,787                  6,352
   Deferred Income Taxes                                                                       1,476                  1,644
   Employee Retirement Benefits                                                                1,272                  1,248
   Deferred Credits and Other Noncurrent Liabilities                                           1,487                  1,550
   Minority Interest in Subsidiary Companies                                                     700                    679
                                                                                             -------                -------
           Total                                                                              16,381                 16,737
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                             -                    428
      Unearned employee compensation and benefit plan trust                                     (320)                  (334)
      Common stock (authorized: 700,000,000 shares, $3.125 par value;
           567,576,504 shares issued in 1999; 567,606,290 shares issued in 1998)               1,774                  1,774
      Paid-in capital in excess of par value                                                   1,302                  1,640
      Retained earnings                                                                        9,536                  9,561
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                        (107)                  (107)
         Minimum pension liability adjustment                                                    (24)                   (24)
         Unrealized net gain on investments                                                        8                     30
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                   (123)                  (101)
                                                                                             -------                -------
                                                                                              12,469                 13,268
      Less - Common stock held in treasury, at cost                                              655                  1,435
                                                                                             -------                -------
         Total stockholders' equity                                                           11,814                 11,833
                                                                                             -------                -------
           Total                                                                             $28,195                $28,570
                                                                                             =======                =======


                                   See  accompanying  notes to consolidated financial statements.

                                   TEXACO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                              (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                              -----------------------
                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                              -----------------------
                                                                                              1999               1998
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                               $   472            $   576
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                  --                 25
         Depreciation, depletion and amortization                                               726                763
         Deferred income taxes                                                                  (96)               (21)
         Exploratory expenses                                                                   210                231
         Minority interest in net income                                                         35                 30
         Dividends from affiliates, greater (less) than
            equity in income                                                                     58               (116)
         Gains on asset sales                                                                   (62)               (58)
         Changes in working capital                                                            (267)              (316)
         Other - net                                                                            (23)                 9
                                                                                            -------            -------
            Net cash provided by operating activities                                         1,053              1,123

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (1,109)            (1,503)
   Proceeds from asset sales                                                                    219                113
   Purchases of investment instruments                                                         (283)              (405)
   Sales/maturities of investment instruments                                                   606                458
   Collection of note/formation payments from U.S. affiliate                                    101                463
   Other - net                                                                                   --                 25
                                                                                            -------            -------
            Net cash used in investing activities                                              (466)              (849)

FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                             1,843                967
         Repayments                                                                            (298)              (454)
   Net increase (decrease) in other borrowings                                               (1,522)               201
   Purchases of common stock                                                                     --               (404)
   Dividends paid to the company's stockholders
      Common                                                                                   (474)              (479)
      Preferred                                                                                 (23)               (28)
   Dividends paid to minority stockholders                                                      (15)               (35)
                                                                                            -------            -------
            Net cash used in financing activities                                              (489)              (232)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                              (24)                (8)
                                                                                            -------            -------
   Increase during period                                                                        74                 34
   Beginning of year                                                                            249                311
                                                                                            -------            -------
   End of period                                                                            $   323            $   345
                                                                                            =======            =======




                                See  accompanying   notes  to  consolidated financial statements.

                                   TEXACO INC.
           CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
           --------------------------------------------------------------
                              (Millions of dollars)
                                                                                    (Unaudited)
                                                                -------------------------------------------------
                                                                 For the six months          For the three months
                                                                   ended Jurne 30,               ended June 30,
                                                                -------------------          --------------------
                                                                1999             1998         1999           1998
                                                                ----             ----         ----           ----

   Net income                                                  $   472         $   576      $   273        $    342
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                                -              (2)           -               -
      Minimum pension liability adjustment                           -               2            -               -
      Unrealized net gain (loss) on investments                    (22)              7           (2)              2
                                                               -------         -------      -------        --------
                                                                   (22)              7           (2)              2
                                                               -------         -------      -------        --------
   Total nonowner changes in equity                            $   450         $   583      $   271        $    344
                                                               =======         =======      =======        ========



                                                      TEXACO INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Segment Information
---------------------------


                                                                    For the six months ended June 30,
                                           -------------------------------------------------------------------------------
                                                               1999                                   1998
                                           --------------------------------------    -------------------------------------
                                               Sales and Services       After          Sales and Services        After
                                                     Inter-              Tax                 Inter-               Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                        (Millions of dollars)
                                                                             (Unaudited)
Exploration and production
     United States                        $   826   $  666  $ 1,492     $ 186      $   926   $  905   $ 1,831      $208
     International                          1,022      724    1,746        56        1,027      663     1,690       109
Refining, marketing and distribution
     United States                          1,440        7    1,447        87        1,358       78     1,436       111
     International                          9,856       74    9,930       371        9,883       26     9,909       376
Global gas marketing                        1,854       51    1,905        13        2,430       44     2,474         1
                                          -------   ------   ------      ----      -------   ------    ------      ----
     Segment totals                       $14,998   $1,522   16,520       713      $15,624   $1,716    17,340       805
                                          =======   ======                         =======   ======
Other business units                                             45        (5)                             44        --
Corporate/Non-operating                                           4      (236)                              2      (204)
Intersegment eliminations                                    (1,539)       --                          (1,735)       --
                                                             ------      ----                          ------      ----
     Consolidated, before
     cumulative effect of
     accounting change                                      $15,030     $ 472                         $15,651      $601
                                                            =======     =====                         =======      ====


                                                                    For the three months ended June 30,
                                           -------------------------------------------------------------------------------
                                                               1999                                   1998
                                           --------------------------------------   --------------------------------------
                                               Sales and Services       After          Sales and Services        After
                                                     Inter-              Tax                 Inter-               Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                        (Millions of dollars)
                                                                             (Unaudited)
Exploration and production
     United States                         $  477     $370   $  847      $148      $   438     $451    $  889      $100
     International                            577      485    1,062        76          498      367       865        61
Refining, marketing and distribution
     United States                            835        4      839        24          642       23       665        64
     International                          5,304       35    5,339       151        4,929       15     4,944       194
Global gas marketing                          906       27      933         1        1,213       25     1,238        10
                                           ------     ----    -----      ----      -------     ----     -----      ----
     Segment totals                        $8,099     $921    9,020       400      $ 7,720     $881     8,601       429
                                           ======     ====                         =======     ====
Other business units                                             22         1                              18        (2)
Corporate/Non-operating                                           3      (128)                             --       (85)
Intersegment eliminations                                      (929)       --                            (890)       --
                                                              -----      ----                           -----       ---
     Consolidated                                            $8,116      $273                          $7,729      $342
                                                             ======      ====                          ======      ====



                                                                                       Assets as of
                                                                          --------------------------------------------
                                                                          June 30,                        December 31,
                                                                            1999                              1998
                                                                         -----------                      ------------
                                                                         (Unaudited)
                                                                                    (Millions of dollars)
Exploration and production
     United States                                                         $ 8,681                          $ 8,699
     International                                                           4,561                            4,352
Refining, marketing and distribution
     United States                                                           3,666                            4,095
     International                                                           8,745                            8,306
Global gas marketing                                                           822                              879
                                                                           -------                          -------
     Segment totals                                                         26,475                           26,331
Other business units                                                           557                              506
Corporate/Non-operating                                                      1,486                            1,945
Intersegment eliminations                                                     (323)                            (212)
                                                                           -------                          -------
     Consolidated                                                          $28,195                          $28,570
                                                                           =======                          =======


Note 2. Inventories
-------------------

The inventory accounts of Texaco are presented below (in millions of dollars):

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 June 30,                 December 31,
                                                                                   1999                       1998
                                                                                -----------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  203                   $   116
     Petroleum products and petrochemicals                                           932                       799
     Other merchandise                                                                37                        40
     Materials and supplies                                                          194                       199
                                                                                  ------                   -------
          Total                                                                   $1,366                   $ 1,154
                                                                                  ======                   =======


Note 3. Redemption of Series B and Series F ESOP Convertible Preferred Stock
----------------------------------------------------------------------------

On June 30, 1999, each share of Series B ESOP Convertible Preferred Stock was converted into 25.736 shares, or 15.1 million shares in total, of Common Stock of Texaco Inc., after we called the Series B for redemption.

On February 16, 1999, each share of Series F ESOP Convertible Preferred Stock was converted into 20 shares, or 1.1 million shares in total, of Common Stock of Texaco Inc., after we called the Series F for redemption.

These noncash financing activities for the first six months of 1999 resulted in reductions of $391 million in preferred stock outstanding and $308 million in paid-in capital. This was offset by a $699 million reduction in the cost of shares held in treasury.

Note 4. Other Financial Information, Commitments and Contingencies
------------------------------------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 16, pages 67-68, of our 1998 Annual Report and in Note 4, pages 5 and 6, of our first quarter, 1999 Form 10-Q.

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

Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, formed January 1, 1998 and jointly owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis (in millions of dollars):

                                                                       For the six months        For the three months
                                                                         ended June 30,             ended June 30,
                                                                      --------------------       --------------------
                                                                      1999            1998           1999         1998
                                                                      ----            ----           ----         ----
Gross revenues                                                      $13,787         $12,095         $8,008       $6,070
Income (loss) before income taxes                                   $    48         $   310         $ (123)      $  198


Summarized unaudited financial information for Motiva, formed July 1, 1998 and jointly owned 32.5% each by Texaco and Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and 35% by Shell Oil Company, is presented below on a 100% Motiva basis (in millions of dollars):

                                                                       For the six months        For the three months
                                                                       ended June 30, 1999        ended June 30, 1999
                                                                       -------------------        -------------------
         Gross revenues                                                     $5,315                        $3,073
         Income (loss) before income taxes                                  $   20                        $  (21)

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

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):

                                                                       For the six months        For the three months
                                                                         ended June 30,             ended June 30,
                                                                     ---------------------       --------------------
                                                                      1999            1998       1999            1998
                                                                      ----            ----       ----            ----
         Gross revenues                                              $8,666          $8,555     $4,706          $4,249
         Income before income taxes and cumulative
              effect of accounting change                            $  518          $  590     $  229          $  270
         Income before cumulative effect
              of  accounting change                                  $  343          $  427     $  140          $  222
         Net income                                                  $  343          $  377     $  140          $  222


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

Note 6. Subsequent Events
-------------------------

In July 1999, the Governing Council of the United Nations Compensation Commission (UNCC) approved an award to Saudi Arabian Texaco Inc. (SAT), a wholly-owned subsidiary of Texaco Inc., of about $505 million, plus unspecified interest, for damages sustained as a result of Iraq's invasion of Kuwait in 1990. Payments to SAT are subject to income tax in Saudi Arabia at an applicable tax rate of 85%. SAT is party to a concession agreement with the Kingdom of Saudi Arabia covering the Partitioned Neutral Zone in Southern Kuwait and Northern Saudi Arabia.

UNCC funds compensation awards by retaining 30% of Iraqi oil sales revenue under an agreement with Iraq. We do not know when we will receive this award since the timing of payments by UNCC depends on several factors, including the total amount of all compensation awards, the ability of Iraq to produce and sell oil, the price of Iraqi oil and the duration of U.N. trade sanctions on Iraq. This award will be recognized in income when collection is assured.

Caltex Corporation, our 50% owned affiliate, announced on July 28, 1999 that it had entered into a non-binding, written understanding with Nippon Mitsubishi Oil Corporation (NMOC) relating to a public tender offer for shares of Koa Oil Co. Ltd. (Koa), a Japanese refining enterprise. Caltex currently owns 72,600,000 shares, or 50 percent, of Koa. The understanding sets forth conditions under which NMOC would undertake a public tender in Japan for 72,600,000 shares of Koa at 360 Yen (about $3.10) per share. If formalized, the public tender would commence in late August and run until mid-September. The public tender offer is subject to pricing, market conditions and due-diligence reviews by NMOC. Caltex has not committed to tendering its shares to NMOC. There are numerous uncertainties surrounding the ultimate outcome of the tender offer. If Caltex were to tender its shares to NMOC for the equivalent of $3.10 per share, the impact on us from this transaction would be a loss in the third quarter.


                              * * * * * * * * * * *


We have consistently applied the accounting policies we used in preparing the financial statements we issued in our 1998 Annual Report to our unaudited financial statements for the six and three-month periods ended June 30, 1999 and 1998. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. We make no forecasts or representations with respect to the level of net income for the year 1999.




                              * * * * * * * * * * *



                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o  The price of crude oil, natural gas and petroleum products
o  The value of foreign currencies in relation to the U.S. dollar
o  Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first six months of 1999 in our exposure to losses from possible future changes in the price of crude oil, natural gas and petroleum products, or from possible future changes in the value of foreign currencies in relation to the U. S. dollar.

The Liquidity and Capital Resources section of the MD&A appearing on page 14 of this Form 10-Q describes financing and related hedging transactions we entered into during the first six months of 1999. As a result of those transactions, our variable rate debt, before the effects of interest rate swaps, now totals $2.2 billion, as compared with $2.7 billion at year-end 1998. The notional amount of interest rate swaps increased $850 million and now totals $1.6 billion. Based on our present interest rate exposure on variable rate debt and interest rate swaps, a hypothetical increase or decrease in interest rates of 200 basis points would not materially affect our consolidated financial position, net income or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Texaco's net income for the second quarter of 1999 was $273 million, or $0.50 per share, as compared with $342 million, or $0.61 per share, for the second quarter of 1998. Net income for the first six months of 1999 was $472 million, or $0.85 per share, as compared with $576 million, or $1.03 per share, for the first six months of 1998. Both the 1999 and 1998 periods included special items.

Income before special items for the second quarter of 1999 was $286 million, or $0.52 per share, as compared with $335 million, or $0.60 per share, for the second quarter of 1998. For the first six months of 1998, income before special items was $391 million, or $0.70 per share, as compared with $594 million, or $1.06 per share, for the first six months of 1998.

Our second quarter earnings, while below last year, showed marked improvement over this year's first quarter as we benefited from the recovery in crude oil and natural gas prices. The benchmark price for crude has risen into the $19 to $20 per barrel range signaling higher upstream earnings in the months ahead. Refining margins, however, remain at historically low levels in most areas of the world. A bright spot in our downstream was the solid performance of our Western U.S. operations. Also, our Latin American operations continue to grow led by solid earnings in the Caribbean and Central American areas.

While we maintain our focus on strategic growth opportunities, our accelerated $650 million cost reduction program continues to produce benefits. Expenses per barrel declined nine percent versus a year ago, the U.S. downstream alliances are ahead of schedule in capturing synergy benefits and the cost reduction and restructuring programs by Caltex should enhance its returns as the Asian economies recover.

Recent successes in our pursuit of high-impact exploration and production opportunities include:
o  June start-up production from the Gemini project in the Gulf of Mexico;
o The acquisition of an additional 10 percent equity ownership in the Hamaca oil project in Venezuela, raising our ownership share to 30 percent;
o An agreement with Petrobras, Brazil's national oil company, to become an equity partner in the Campos exploration and the Frade development areas offshore Brazil; and
o A successful bid on three high potential offshore exploration blocks in Brazil's First License Round.

Results for 1999 and 1998 are summarized in the table on the following page. Details on special items are included in the segment analysis which follows this table.

                                                                                            (Unaudited)
                                                                         -------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         1999           1998          1999           1998
                                                                         ----           ----          ----           ----
                                                                                       (Millions of Dollars)
Income before special items                                            $   391        $   594        $  286          $ 335
                                                                       -------        -------        ------          -----

Inventory valuation adjustments                                            138              -            55              -
Write-down of assets                                                       (76)             -           (76)             -
Tax issues                                                                  65             19            54             19
Gains on major asset sales                                                  21             20            21             20
Reorganization, restructuring and employee separation costs                (67)           (32)          (67)           (32)
                                                                       -------        -------        ------          -----

Special items                                                               81              7           (13)             7
                                                                       -------        -------        ------          -----

Adoption of new accounting standard
   Cumulative effect of accounting change                                    -            (25)            -              -
                                                                       -------        -------        ------          -----

Net income                                                             $   472        $   576        $  273          $ 342
                                                                       =======        =======        ======          =====



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



OPERATING RESULTS

     EXPLORATION AND PRODUCTION

        United States

Exploration and production earnings in the U.S. for the second quarter of 1999 were $148 million, as compared with $100 million for the second quarter of 1998. For the first six months of 1999 and 1998, earnings were $186 million and $208 million. Results for 1999 included a second quarter special gain of $21 million from the sale of our interest in six California onshore and offshore fields, and a special charge of $11 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 14 of this Form 10-Q for additional information. Results for the first six months of 1999 also included a first quarter special benefit of $11 million for a production tax refund. Excluding these special items, results for the second quarter and first six months of 1999 totaled $138 million and $165 million.

U.S. exploration and production earnings in the second quarter of 1999 were above last year's levels mostly due to higher crude oil prices. Prices continued to rise in the second quarter as there was high compliance by OPEC and several non-OPEC countries with previously announced production cutbacks leading to a decline in worldwide inventory levels. Average realized crude oil prices for the second quarter 1999 were $12.80 per barrel, a 40 percent increase over the first quarter and 19 percent above last year. Average natural gas prices were $2.05 per MCF in the second quarter, the same as last year.

Earnings for the first six months of 1999 were below last year due to lower production and depressed natural gas prices during the first quarter. Average natural gas prices were $1.92 per MCF, nine percent below last year. Also, average realized crude oil prices were $10.95 per barrel, three percent below last year.

Production decreased 12 percent for the second quarter and first half of 1999 due to natural field declines and asset sales. Focusing on capital efficiency, Texaco and our operating partners reduced developmental activities such as infill drilling, recompletions and secondary recovery projects, normally undertaken to offset production declines within mature fields.

Expenses were lower for the second quarter and first half of 1999 as a result of cost savings from the restructuring of our worldwide upstream organization. Exploratory expenses for the second quarter and first half of 1999 were $38 million and $92 million before tax, $13 million and $55 million below the same periods of 1998.

         International

Exploration and production earnings outside the U.S. for the second quarter of 1999 were $76 million, as compared with $61 million for the second quarter of 1998. For the first six months of 1999 and 1998, earnings were $56 million and $109 million. Results for 1999 included second quarter special charges of $2 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 14 of this Form 10-Q for additional information. Excluding the special charges, results for the second quarter and first six months of 1999 totaled $78 million and $58 million.

International exploration and production operating results for the second quarter of 1999 were above last year's levels mostly due to higher crude oil prices. Crude oil prices for the second quarter of 1999 continued to rise due to worldwide production cutbacks and inventory declines. Average realized crude oil prices for the second quarter of 1999 were $13.73 per barrel, a 39 percent increase over the prior quarter and 20 percent above last year.

Operating results for the first six months of 1999 were below last year mostly due to higher exploratory expenses. Also, average realized crude oil prices were $11.60 per barrel, slightly lower than last year and average natural gas prices were $1.37 per MCF, 15 percent below last year.

Daily production in the second quarter and first six months of 1999 was flat with last year. During the first half of 1999 production declines from the U.K. North Sea, due to temporary operating problems in the first quarter, and lower gas production in Latin America were offset by increased production in the Partitioned Neutral Zone, Indonesia and Karachaganak. Expenses were lower for the second quarter of 1999 as a result of cost savings from the restructuring of our worldwide upstream organization. Exploratory expenses for the second quarter of 1999 were $42 million before taxes, slightly higher than last year. Exploratory expenses for the first six months of 1999 were $118 million before taxes, $34 million higher than last year due to an unsuccessful first quarter exploratory well in a new offshore area of Trinidad.

Looking Forward in the Worldwide Upstream

We intend to cost-effectively explore for, develop and produce crude oil and natural gas reserves. Our areas of focus include the U.S. Gulf of Mexico, the U.K. North Sea, Kazakhstan, Latin America and West Africa, where we recently announced two major oil discoveries offshore Nigeria.

We have begun to capture the expected $200 million in annual pre-tax cash expense savings from our worldwide upstream restructuring program announced in November, 1998. The program is designed to place greater emphasis on our long-term production and reserve growth, and to address the need for streamlining costs and improving competitiveness. These savings include lower people-related and operating expenses.

     REFINING, MARKETING AND DISTRIBUTION

         United States

We conduct our U.S. downstream activities primarily through Equilon, our western alliance with Shell Oil Company, and Motiva, our eastern alliance with Shell Oil Company and Saudi Refining, Inc.

Our share of refining, marketing and distribution earnings in the U.S. for the second quarter of 1999 were $24 million, as compared with $64 million for the second quarter of 1998. For the first six months of 1999 and 1998, earnings were $87 million and $111 million. Results for 1999 included second quarter special charges of $76 million for asset write-downs to their estimated sales values due to the pending sales by Equilon of its El Dorado and Wood River refineries and $11 million for alliance reorganization, restructuring and employee separation costs. Results for 1999 included a first quarter special benefit of $8 million due to higher inventory values on March 31, 1999. This follows a fourth-quarter 1998 charge of $34 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products. We value inventories at the lower of cost or market, after initial recording at cost. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Excluding these special items, results for the second quarter and first six months of 1999 were $111 million and $166 million. The second quarter of 1998 included a special charge of $32 million, mainly for alliance employee separation costs. Excluding this special charge, results for the second quarter and first six months of 1998 were $96 million and $143 million.

During the second quarter and first half of 1999, Equilon's earnings benefited from improved West Coast refining and marketing margins, although operational problems at the Puget Sound refinery and scheduled maintenance at the Los Angeles refinery had a negative impact on earnings. Margins on the West Coast remained strong as a result of refinery outages leading to industry supply disruptions.

Motiva continued to experience weak refining margins during the second quarter due to high industry wide inventory levels. These effects were partially offset by higher gasoline volumes.

The second quarter and first half of 1999 also benefited from the realization of synergies for Equilon and Motiva, which included higher utilization of proprietary pipelines, marketing staff and function consolidations, reduced additive costs, and hydrotreater realignment at the Convent refinery.

         International

Refining, marketing and distribution earnings outside the U.S. for the second quarter of 1999 were $151 million, as compared with $194 million for the second quarter of 1998. For the first six months of 1999 and 1998, earnings were $371 million and $376 million. Results for 1999 included first and second quarter special benefits of $75 million and $55 million to reflect higher prices for crude oil and refined products. This follows a fourth-quarter 1998 special charge of $108 million to reflect lower prices on December 31, 1998, as well as additional charges previously recorded. We value inventories at the lower of cost or market, after initial recording at cost. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Results for the second quarter of 1999 also included a Korean tax benefit of $54 million, as well as Caltex restructuring charges of $25 million and employee separation costs in Europe and Latin America of $9 million. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 14 of this Form 10-Q for additional information. Excluding these special items, results for the second quarter and first six months of 1999 were $76 million and $221 million.

International refining and marketing operating results for the second quarter of 1999 declined significantly from 1998. The decline was due to the protracted weakness of international refining margins in both the Caltex and European areas of operation. Results in Latin America declined due to weak economic conditions in Brazil and poor refining margins in Panama.

Results for the first half of 1999 were similarly affected by lower refining margins and intensified competitive pressures. Improved economic conditions in Asia, resulting in higher sales volumes and reduced currency volatility, were more than offset by lower margins in the Caltex region. Results in Latin America and Europe were down due to the economic situation in Brazil and poor refining margins in the U.K., Netherlands and Panama. In the Caribbean and Central American areas, marketing results increased due to lower acquisition costs and increased sales in the industrial sector.

Looking Forward in the Worldwide Downstream

Our U.S. joint ventures with Shell and Saudi Refining, Inc. will continue to lower costs and capture synergies. We expect that our share of these annual pre-tax cost reductions will be over $300 million. These savings include lower people-related expenses and reductions in cash operating expenses due to efficiencies. We will continue to expand our operations in Latin America. We have begun to capture the expected $25 million in annual pre-tax cost savings from our international downstream operations' announced restructuring, representing lower people-related expenses. In addition, we expect that our share of the annual pre-tax cost savings from the Caltex reorganization will be over $25 million, representing lower people-related expenses.

Global Gas Marketing

Global gas marketing earnings for the second quarter of 1999 were $1 million, as compared with $10 million for the second quarter of 1998. For the first six months of 1999 and 1998, earnings were $13 million and $1 million. Results for 1999 included a second quarter special charge of $3 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 14 of this Form 10-Q for additional information. Excluding this special charge, results for the second quarter and first six months of 1999 were $4 million and $16 million. Results for 1998 included a second quarter special gain of $20 million from the sale of a partial interest in a pipeline. Excluding this special gain, results for the second quarter and first six months of 1998 were losses of $10 million and $19 million.

Global gas marketing operating results for the second quarter of 1999 benefited from the continued improvement of natural gas margins. Results for the first half of 1999 reflected gains on normal asset sales including our interest in a U.K. retail gas marketing operation and the sale of a U.S. gas gathering pipeline.

We have begun to capture over $20 million in annual pre-tax cost savings from the global gas marketing restructuring announced in November 1998. These savings include lower people-related expenses and benefits from our exiting the United Kingdom gas marketing business.

Other Business Units

Results for the second quarter of 1999 were $1 million, as compared with a loss of $2 million for the second quarter of 1998. Results for the first six months of 1999 were a loss of $5 million, while there were no earnings for the first six months of 1998. Our other business units include insurance activity and power generation and gasification operations.

     CORPORATE/NON-OPERATING

Corporate/Non-operating charges for the second quarter of 1999 were $128 million, as compared with charges of $85 million for the second quarter of 1998. For the first six months of 1999 and 1998, charges were $236 million and $204 million. Results for 1999 included a second quarter special charge of $6 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 14 of this Form 10-Q for additional information. Excluding this special charge, charges for the second quarter and first six months of 1999 were $122 million and $230 million. Results for 1998 included a second quarter special tax benefit of $19 million attributable to the sale of an interest in a subsidiary. Excluding this special gain, charges for the second quarter and first six months of 1998 were $104 million and $223 million.

Corporate/Non-operating results for the second quarter and first half of 1999 reflect higher net interest expense due to decreased interest income from investments and higher interest expense due to increased debt. First half results this year included gains on the first quarter sales of marketable securities.

We have begun to capture the expected $60 million in annual pre-tax cost savings as a result of the fourth quarter 1998 corporate center reorganization and other cost-cutting initiatives, mainly lower people-related expenses and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $349 million at June 30, 1999, as compared with $271 million at year-end 1998.

During 1999, our operations provided cash of $1,053 million. We also had cash inflows of $219 million from asset sales, $323 million from net sales of investment instruments and $23 million from net borrowings. Early collection of a note receivable from our affiliate Equilon provided another $101 million. We spent $1,109 million on our capital and exploratory program and paid $512 million in common, preferred and minority interest dividends.

At June 30, 1999, our ratio of total debt to total borrowed and invested capital was 37.1%, as compared with 36.8% at year-end 1998. At June 30, 1999, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first six months of 1999, our debt activity included a $400 million borrowing due 2009, $1,242 million issued under our medium-term note program and a $100 million borrowing associated with one of our producing interests located in the U.K. North Sea. In addition, we reduced our commercial paper by $1,568 million, to $49 million at June 30, 1999, while decreasing other debt obligations by $151 million. During the first six months of 1999, we entered into $850 million of floating rate pay interest rate swaps. All floating rate swaps entered into to date in 1999 are indexed to LIBOR. We maintain $2.05 billion in revolving credit facilities, which were unused at June 30, 1999, to provide additional support for liquidity and our commercial paper program.

Subsequent to June 30, 1999, we established a new "shelf" registration for $1.5 billion, bringing our total capacity under this program to $2.0 billion.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEVERANCE PROGRAMS
---------------------------------------------------------------

In the fourth quarter of 1998, we announced that we were reorganizing several of our operations and implementing other cost-cutting initiatives. The principal units affected were our worldwide upstream operations; our international downstream operations, principally our marketing operations in the United Kingdom and Brazil and our refining operations in Panama; our global gas marketing operations; and our corporate center. The reorganizations were substantially completed by the end of the first quarter of 1999. We accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits associated with these announced restructurings in the fourth quarter of 1998. During the second quarter of 1999, we expanded the employee severance programs and recorded an additional provision of $48 million ($31 million, net of tax). For the most part, severance accruals are shown as operating expenses in the Statement of Consolidated Income.

The table on the following page, which identifies each of our four restructuring initiatives, provides the provision recorded in the fourth quarter of 1998 and the additional provision recorded in the second quarter of 1999, along with the payments made through June 30, 1999 and the remaining obligations as of June 30, 1999. We will pay the remaining obligations in future periods in accordance with plan provisions.

                                                   Provision Recorded in the
                                                   -------------------------            Payments            Remaining
                                             Fourth Quarter,    Second Quarter,       Made Through      Obligations as of
                                                   1998               1999            June 30, 1999       June 30, 1999
                                             ---------------    ---------------       -------------     -----------------
                                                                           (Millions of Dollars)

          Worldwide upstream                       $  56               $20               $(30)               $ 46
          International downstream                    25                13                (18)                 20
          Global gas marketing                         5                 4                 (2)                  7
          Corporate center                            29                11                (13)                 27
                                                   -----               ---               ----                ----
                  Total                            $ 115               $48               $(63)               $100
                                                   =====               ===               ====                ====

At the time we initially announced these programs, we estimated that over 1,400 employee reductions would result. Employee reductions of 800 in our worldwide upstream operations, 300 in our international downstream areas, 100 in our global gas marketing operations and 200 in our corporate center were expected. During the second quarter of 1999, we expanded the program by almost 1,100 employees, comprised of 600 employees in our worldwide upstream operations, 250 employees in our international downstream areas, 100 employees in our global gas marketing operations and 150 employees in our corporate center. Through June 30, 1999, employee reductions totaled 1,232 in our worldwide upstream operations, 339 in our international downstream areas, 144 in our global gas marketing operations and 349 in our corporate center. Almost all of the remaining reductions will occur during the third quarter of this year.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $1,458 million for the first half of 1999, compared with $1,881 million for 1998.

Upstream expenditures in the U.S. for the first six months of 1999 were significantly below 1998 levels due to reductions and deferrals of exploratory and developmental spending related to market conditions. Continuing areas of focus included platform development in deepwater Gulf of Mexico projects and developmental drilling in California.

Internationally, expenditures increased slightly as we raised our ownership interest in the Venezuelan Hamaca project and continued to focus spending for Nigerian lease acquisitions and developmental work in the U.K. North Sea - Captain B field. These increases were offset by decreased spending in Eurasia where a significant investment in the Karachaganak project was made in the first half of 1998. Exploratory expenditures increased due to activity in offshore Trinidad.

Downstream capital expenditures decreased following refinery project completions in the U.S. and the slowing of re-imaging and brand initiatives in the U.S. and Caltex areas of operation. There was also lower spending on a gas pipeline project which incurred peak expenditures in 1998. Other operations showed an increase in spending for Indonesia, California and Philippines cogeneration facilities.

NEW ACCOUNTING STANDARD
-----------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and hedge transactions. In July 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. We will adopt SFAS 133 effective January 1, 2001 and are currently assessing the initial effects of adoption.

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

Prior to introduction of the euro, our operating subsidiaries affected by the euro conversion completed computer systems upgrades and fiscal and legal due diligence to ensure our euro readiness. Computer systems have been adapted to ensure that all our operating subsidiaries have the capability to comply with necessary business requirements and customer/supplier preferences. Legal due diligence was conducted to ensure post-euro continuity of contracts, and fiscal reviews were completed to ensure compatibility with our banking relationships. We, therefore, experienced no major impact to our current business operations.

We continue to review our marketing and operational policies and procedures to ensure our ability to continue to successfully conduct all aspects of our business in this new, price-transparent market. We believe that the euro conversion will not have a material adverse impact on our financial condition or results of operations.

YEAR 2000
---------

On pages 39 and 40 of our 1998 Annual Report, we discussed our state of readiness and our costs, risks and contingency plans for dealing with potential Year 2000 (Y2K) date change problems. We reported that approximately 95% of the computers and computer software involved in corporate financial applications, and about 5% of our industrial automation systems used in refineries, lubricant and gas plants and oil well operations needed modification or upgrade. Since that time, we have not identified any additional material Y2K risks. We continue to believe that the worst case scenario we described in our 1998 Annual Report is not likely to occur. However, if it occurs, Y2K failures, if not corrected on a timely basis or otherwise mitigated by our contingency plans, could have a material adverse effect on our results of operations, liquidity and overall financial condition.

As of the end of the second quarter of 1999, we completed modifying or upgrading 99% of the corporate financial applications and 99% of the industrial automation systems that required such work. We are not able to complete a small percentage of upgrades until our vendors provide the required equipment. We expect to complete the last of these upgrades by September 1, 1999. If these upgrades are delayed beyond that date, we will use contingency plans to work around any noncompliant systems or seek alternative vendors, as appropriate. We are approximately 99% through our review of our critical suppliers and customers, and the development of contingency plans, as required. If we cannot satisfy ourselves that these critical suppliers and customers will be able to operate in 2000, we will seek alternatives and/or utilize contingency plans.

We have identified over 45,000 systems for assessment of potential Y2K issues. These were categorized as: Applications, Telecommunications, Computer Systems or Embedded Systems (Industrial Automation). We assessed each system and prioritized them as Critical, Essential or Important. Critical systems are those related to Safety, Health and Environment, including monitoring and regulatory reporting systems. Essential systems are those required to accomplish business objectives. Important systems are those used in a support role and are not required for day-to-day operations. As of July 1, 1999, we have 129 Critical and Essential systems pending upgrades, which are all scheduled for completion during the third quarter.

We are also evaluating the business resumption plans of all our business units for any Year 2000 issues, and we have begun implementing end-of-year rollover plans. This effort is part of our Contingency Planning project, and is 99% complete.

During the second quarter of 1999, we spent $5 million in readying our systems for Y2K, bringing our total spent through June 30, 1999 to $49 million. We estimate that we will spend about $11 million during the second half of 1999, most in December as we implement our Early Alert System.

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion of RESULTS OF OPERATIONS; REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEVERANCE PROGRAMS; EURO CONVERSION; and, YEAR 2000 contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Factors which could affect our expectations for worldwide crude oil production, upstream earnings and downstream margins in 1999 are changes in business conditions, such as energy prices, world economic conditions, demand growth and inventory levels. The extent and timing of our anticipated cost savings and reorganization programs will depend upon worldwide and industry economic conditions. Factors that could alter the financial impact of our euro conversion include: changes in current governmental regulations and interpretations of such regulations; unanticipated implementation costs; and the effect of the euro conversion on product prices and margins. Factors that could affect our ability to be Year 2000 compliant by the end of 1999 include: the failure of our customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them; our inability to identify and remediate every possible problem; and a shortage of necessary programmers, hardware and software. For a further discussion of additional factors that could cause actual results to materially differ from those in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements and Factors That May Affect Our Business" in our 1998 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     We have provided information about legal proceedings pending against Texaco in Note 4 to the Consolidated Financial Statements of this Form 10-Q, in Item 1 of our first quarter, 1999 Form 10-Q and in Item 3 of our 1998 Annual Report on Form 10-K. Note 4 of this Form 10-Q, Item 1 of our first quarter 1999 Form 10-Q and Item 3 of our 1998 Form 10-K are incorporated here by reference.

     The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of a proceeding that was resolved during the second quarter of 1999.

o We previously reported that the U.S. Department of Justice filed suit in U.S. District Court in Nevada against our affiliates, Nevada Cogeneration Associates #1 and Nevada Cogeneration Associates #2. The suit sought penalties under the Clean Air Act for alleged excess emissions from cogeneration facilities in Clark County, Nevada. The defendants have installed emission control equipment at each facility and agreed to pay a fine of $100,000 for each facility, pursuant to a Consent Decree settling the lawsuit, expected to be approved by the Court later this month.

Item 5. Other Information
-------------------------


                                                                                             (Unaudited)
                                                                          ------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                          1999          1998           1999          1998
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)


CAPITAL AND EXPLORATORY EXPENDITURES
   Exploration and production
         United States                                                  $  463       $    816        $  207         $  374
         International                                                     568            551           346            261
                                                                        ------       --------        ------         ------
           Total                                                         1,031          1,367           553            635
                                                                        ------       --------        ------         ------
   Refining, marketing and distribution
         United States                                                     158            183            85             95
         International                                                     176            228            99            129
                                                                        ------       --------        ------         ------
           Total                                                           334            411           184            224
                                                                        ------       --------        ------         ------

   Global gas marketing                                                     25             83            14             49
                                                                        ------       --------        ------         ------
         Total operating segments                                        1,390          1,861           751            908
   Other business units                                                     68             20            38              6
                                                                        ------       --------        ------         ------
           Total                                                        $1,458         $1,881        $  789         $  914
                                                                        ======         ======        ======         ======

   Exploratory expenses included above
         United States                                                  $   92       $    147        $   38         $   51
         International                                                     118             84            42             39
                                                                        ------       --------        ------         ------
           Total                                                        $  210       $    231        $   80         $   90
                                                                        ======       ========        ======         ======


                                                                                             (Unaudited)
                                                                        --------------------------------------------------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         1999            1998         1999            1998
                                                                         ----            ----         ----            ----
OPERATING DATA
--------------
Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             404            449           399            447
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,483          1,721         1,479          1,703
                                                                        ------         ------        ------         ------

         Total net production (000 BOEPD)                                  651            736           646            731

     Natural  gas sales (000 MCFPD)                                      3,295          3,908         3,015          3,934

     Average U.S. crude (per bbl)                                       $10.95         $11.26        $12.80         $10.72
     Average U.S. natural gas (per mcf)                                 $ 1.92         $ 2.10        $ 2.05         $ 2.05
     Average WTI (Spot) (per bbl)                                       $15.44         $15.26        $17.66         $14.62
     Average Kern (Spot) (per bbl)                                      $ 9.49         $ 8.31        $11.26         $ 7.75

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            136            154           143            149
         Indonesia                                                         165            155           150            156
         Partitioned Neutral Zone                                          119            106           121            105
         Other                                                              67             69            69             67
                                                                        ------         ------        ------         ------
              Total                                                        487            484           483            477
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            265            251           244            245
         Colombia                                                          157            196           160            185
         Other                                                             111            118           112            112
                                                                        ------         ------        ------         ------
              Total                                                        533            565           516            542
                                                                        ------         ------        ------         ------

         Total net production (000 BOEPD)                                  576            578           569            567

     Natural gas sales (000 MCFPD)                                         557            721           549            665

     Average International crude (per bbl)                              $11.60         $11.68        $13.73         $11.42
     Average International natural gas (per mcf)                        $ 1.37         $ 1.61        $ 1.23         $ 1.59
     Average U.K. natural gas (per mcf)                                 $ 2.39         $ 2.64        $ 2.17         $ 2.64
     Average Colombia natural gas (per mcf)                             $ 0.62         $ 0.91        $ 0.59         $ 0.92

Worldwide
---------
     Total worldwide net production (000 BOEPD)                          1,227          1,314         1,215          1,298


                                                                                           (Unaudited)
                                                                                           -----------
                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         1999           1998          1999            1998
                                                                         ----           ----          ----            ----
OPERATING DATA
--------------

Refining, marketing and distribution
------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Equilon area                                                      369            377           373            396
         Motiva area                                                       307            323           313            333
                                                                         -----          -----         -----          -----
              Total                                                        676            700           686            729

     Refined product sales (000 BPD)
         Equilon area                                                      669            561           741            590
         Motiva area                                                       378            337           376            341
         Other                                                             299            234           291            234
                                                                         -----          -----         -----          -----
              Total                                                      1,346          1,132         1,408          1,165


International
-------------
     Refinery input (000 BPD)
     Europe                                                                367            371           368            367
     Caltex area                                                           427            428           416            419
     Latin America/West Africa                                              73             64            72             70
                                                                         -----          -----         -----          -----
         Total                                                             867            863           856            856

     Refined product sales (000 BPD)
     Europe                                                                619            582           601            602
     Caltex area                                                           667            589           663            586
     Latin America/West Africa                                             489            444           501            460
     Other                                                                  93             51            82             56
                                                                         -----          -----         -----          -----
     Total                                                               1,868          1,666         1,847          1,704


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --   (3.1)  Copy of Restated Certificate of Incorporation of Texaco Inc.,
                 as  amended   to   and  including  August  4,  1999,  including
                 Certificate  of   Designations,    Preferences  and  Rights  of
                 Series  D  Junior  Participating  Preferred  Stock  and  Series
                 G,  H,  I and J  Market  Auction  Preferred Shares.

     --    (11)  Computation of Earnings Per Share of Common Stock.

     --    (12)  Computation of  Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

     --    (20)  Copy  of  Texaco  Inc.'s  Annual  Report  on  Form 10-K for the
                 fiscal year ended December 31, 1998 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1998) and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --    (27)  Financial Data Schedule.

(b) Reports on Form 8-K:

     During the second quarter of 1999, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   April 27, 1999

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the first quarter 1999.

     2.   April 28, 1999

          Item 5. Other Events -- provided a description of an Officers' Certificate dated April 28, 1999 executed by Texaco Capital Inc., a wholly-owned subsidiary of the Registrant, which established the terms and provisions of a series of securities designated "Series 1999 Medium-Term Notes," for up to $1.5 billion.

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




Date:    August 12, 1999
         ---------------