Form 10-Q
period 1999-09-30
TEXACO INC
filed 1999-11-12
CIK 97349

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


For the quarterly period ended September 30, 1999    Commission file number 1-27


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

     As of October 29, 1999, there were outstanding 553,059,992 shares of Texaco Inc. Common Stock - par value $3.125.


================================================================================

                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        STATEMENT OF CONSOLIDATED INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                     (Millions of dollars, except as noted)

                                                                                             (Unaudited)
                                                                       -------------------------------------------------
                                                                        For the nine months         For the three months
                                                                        ended September 30,          ended September 30,
                                                                        -------------------          -------------------
                                                                         1999           1998          1999           1998
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $24,502        $23,132       $ 9,472        $ 7,481
              Equity in income of affiliates, interest,
                  asset sales and other                                    634            766           205            226
                                                                       -------        -------       -------        -------
                                                                        25,136         23,898         9,677          7,707
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 19,254         17,922         7,448          5,836
              Operating expenses                                         1,653          1,818           544            593
              Selling, general and administrative expenses                 871            862           270            290
              Exploratory expenses                                         282            324            72             93
              Depreciation, depletion and amortization                   1,082          1,172           356            409
              Interest expense                                             369            355           124            121
              Taxes other than income taxes                                211            328            63            103
              Minority interest                                             62             43            27             13
                                                                       -------        -------       -------        -------
                                                                        23,784         22,824         8,904          7,458
                                                                       -------        -------       -------        -------

         Income before income taxes and cumulative
              effect of accounting change                                1,352          1,074           773            249

         Provision for income taxes                                        493            258           386             34
                                                                       -------        -------       -------        -------
         Income before cumulative effect of
              accounting change                                            859            816           387            215

         Cumulative effect of accounting change                              -            (25)            -              -

         NET INCOME                                                    $   859        $   791       $   387        $   215
                                                                       =======        =======       =======        =======

         Preferred stock dividend requirements                         $    26        $    40       $     3        $    13
                                                                       -------        -------       -------        -------
         Net income available for common stock                         $   833        $   751       $   384        $   202
                                                                       =======        =======       =======        =======

         Per common share (dollars)
              Basic net income                                         $  1.56        $  1.42       $  0.71        $  0.38
              Diluted net income                                       $  1.56        $  1.42       $  0.71        $  0.38

              Cash dividends paid                                      $  1.35        $  1.35       $  0.45        $  0.45

         Average shares outstanding for computation
               of earnings per share (thousands)
              Basic                                                    532,534        529,433       543,671        525,836
              Diluted                                                  535,208        548,575       546,343        526,382




                                     See  accompanying   notes  to  consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                 ----------------------------------------------
                              (Millions of dollars)
                                                                                       September 30,          December 31,
                                                                                           1999                   1998
                                                                                       -------------           -----------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   193                $   249
      Short-term investments - at fair value                                                      26                     22
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $27 million in 1999 and $28 million in 1998                            4,150                  3,955
      Inventories                                                                              1,380                  1,154
      Deferred income taxes and other current assets                                             224                    256
                                                                                             -------                -------
           Total current assets                                                                5,973                  5,636

   Investments and Advances                                                                    6,773                  7,184

   Properties, Plant and Equipment - at cost                                                  35,870                 35,494
   Less - accumulated depreciation, depletion and amortization                                20,875                 20,733
                                                                                             -------                -------
      Net properties, plant and equipment                                                     14,995                 14,761

   Deferred Charges                                                                            1,037                    989
                                                                                             -------                -------
           Total                                                                             $28,778                $28,570
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   665                $   939
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   2,643                  2,302
           Accrued liabilities                                                                 1,003                  1,368
      Estimated income and other taxes                                                           883                    655
                                                                                             -------                -------
           Total current liabilities                                                           5,194                  5,264

   Long-Term Debt and Capital Lease Obligations                                                6,626                  6,352
   Deferred Income Taxes                                                                       1,556                  1,644
   Employee Retirement Benefits                                                                1,251                  1,248
   Deferred Credits and Other Noncurrent Liabilities                                           1,480                  1,550
   Minority Interest in Subsidiary Companies                                                     711                    679
                                                                                             -------                -------
           Total                                                                              16,818                 16,737
   Stockholders' Equity
      Market Auction Preferred Shares                                                            300                    300
      ESOP Convertible Preferred Stock                                                             -                    428
      Unearned employee compensation and benefit plan trust                                     (332)                 (334)
      Common stock (authorized: 700,000,000 shares, $3.125 par value;
           567,576,504 shares issued in 1999; 567,606,290 shares issued in 1998)               1,774                  1,774
      Paid-in capital in excess of par value                                                   1,304                  1,640
      Retained earnings                                                                        9,677                  9,561
      Other accumulated nonowner changes in equity
         Currency translation adjustment                                                         (97)                 (107)
         Minimum pension liability adjustment                                                    (24)                  (24)
         Unrealized net gain on investments                                                        3                     30
                                                                                             -------                -------
           Total other accumulated nonowner changes in equity                                   (118)                 (101)
                                                                                             -------                -------
                                                                                              12,605                 13,268
      Less - Common stock held in treasury, at cost                                              645                  1,435
                                                                                             -------                -------
         Total stockholders' equity                                                           11,960                 11,833
                                                                                             -------                -------
           Total                                                                             $28,778                $28,570
                                                                                             =======                =======

                                        See  accompanying  notes to consolidated financial statements.


                                   TEXACO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                              (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                               -------------------
                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                               -------------------
                                                                                              1999               1998
                                                                                              ----               ----
OPERATING ACTIVITIES
   Net income                                                                               $   859            $   791
   Reconciliation to net cash provided by (used in)
      operating activities
         Cumulative effect of accounting change                                                   -                 25
         Depreciation, depletion and amortization                                             1,082              1,172
         Deferred income taxes                                                                    3                (36)
         Exploratory expenses                                                                   282                324
         Minority interest in net income                                                         62                 43
         Dividends from affiliates, greater (less) than
            equity in income                                                                     25                (30)
         Gains on asset sales                                                                   (70)               (61)
         Changes in working capital                                                            (290)              (164)
         Other - net                                                                            (66)                14
                                                                                             ------             ------
            Net cash provided by operating activities                                         1,887              2,078

INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (1,729)            (2,226)
   Proceeds from asset sales                                                                    306                130
   Purchases of investment instruments                                                         (406)              (809)
   Sales/maturities of investment instruments                                                   685                806
   Collection of note/formation payments from U.S. affiliate                                    101                612
   Other - net                                                                                  (23)                25
                                                                                             ------             ------
            Net cash used in investing activities                                            (1,066)            (1,462)
FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                             2,086              1,028
         Repayments                                                                            (763)              (493)
   Net increase (decrease) in other borrowings                                               (1,395)               166
   Purchases of common stock                                                                      -               (579)
   Dividends paid to the company's stockholders
      Common                                                                                   (719)              (716)
      Preferred                                                                                 (26)               (31)
   Dividends paid to minority stockholders                                                      (31)               (45)
                                                                                             ------             ------
            Net cash used in financing activities                                              (848)              (670)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes                                                              (29)                (7)
                                                                                             ------             ------
   Decrease during period                                                                       (56)               (61)
   Beginning of year                                                                            249                311
                                                                                             ------             ------
   End of period                                                                            $   193            $   250
                                                                                            =======            =======

                                    See  accompanying   notes  to  consolidated financial statements.


                                   TEXACO INC.
         CONDENSED STATEMENT OF CONSOLIDATED NONOWNER CHANGES IN EQUITY
          FOR THE NINE AND THRE MONTHS ENDED SEPTEMBER 30,1999 AND 1998
          -------------------------------------------------------------
                              (Millions of dollars)
                                                                                    (Unaudited)
                                                                 ------------------------------------------------
                                                                 For the nine months         For the three months
                                                                 ended September 30,          ended September 30,
                                                                 -------------------          -------------------
                                                                 1999            1998         1999           1998
                                                                 ----            ----         ----           ----

   Net income                                                  $   859         $   791      $   387        $    215
   Other nonowner changes in equity (net of tax)
      Currency translation adjustment                               10              (2)          10               -
      Minimum pension liability adjustment                           -               2            -               -
      Unrealized net gain (loss) on investments                    (27)              2           (5)             (5)
                                                               -------         -------      -------        --------
                                                                   (17)              2            5              (5)
                                                               -------         -------      -------        --------
   Total nonowner changes in equity                            $   842         $   793      $   392        $    210
                                                               =======         =======      =======        ========






                                   TEXACO INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Segment Information
---------------------------

                                                                  For the nine months ended September 30,
                                           -------------------------------------------------------------------------------
                                                               1999                                   1998
                                           --------------------------------------    -------------------------------------
                                             Sales and Services                        Sales and Services
                                             ------------------         After          ------------------        After
                                                    Inter-               Tax                 Inter-               Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                        (Millions of dollars)
                                                                             (Unaudited)
Exploration and production
     United States                        $ 1,434   $1,100   $ 2,534   $  444      $ 1,330   $1,293   $ 2,623    $  301
     International                          1,770      605     2,375      189        1,518      467     1,985       166
Refining, marketing and distribution
     United States                          2,461       12     2,473      204        1,982      100     2,082       233
     International                         15,761      137    15,898      377       14,700       74    14,774       414
                                            3,068       82     3,150       13        3,555       68     3,623        (9)
Global gas and power                      -------   ------   -------   ------      -------   ------   -------    ------
     Segment totals                       $24,494   $1,936    26,430    1,227      $23,085   $2,002    25,087     1,105
                                          =======   ======                         =======   ======
Other business units                                              27       (3)                             73        (1)
Corporate/Non-operating                                            5     (365)                              3      (288)
Intersegment eliminations                                     (1,960)      --                          (2,031)       --
     Consolidated, before                                    -------   ------                         -------    ------
     cumulative effect of
     accounting change                                       $24,502   $  859                         $23,132    $  816
                                                             =======   ======                         =======    ======



                                                                 For the three months ended September 30,
                                           -------------------------------------------------------------------------------
                                                               1999                                   1998
                                           --------------------------------------    -------------------------------------
                                             Sales and Services                        Sales and Services
                                             ------------------         After          ------------------        After
                                                    Inter-               Tax                 Inter-               Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                        (Millions of dollars)
                                                                             (Unaudited)
Exploration and production
     United States                         $  608     $434    $ 1,042    $258       $  404     $388    $  792      $ 93
     International                            748      307      1,055     129          491      170       661        53
Refining, marketing and distribution
     United States                          1,021        5      1,026     118          624       22       646       124
     International                          5,905       63      5,968       6        4,817       48     4,865        38
Global gas and power                        1,189       35      1,224       6        1,125       24     1,149        (8)
                                           ------     ----     ------     ---       ------     ----     -----       ---
     Segment totals                        $9,471     $844     10,315     517       $7,461     $652     8,113       300
                                           ======     ====                          ======     ====
Other business units                                                7      (1)                             29        (1)
Corporate/Non-operating                                             1    (129)                              1       (84)
Intersegment eliminations                                       (851)      --                            (662)       --
                                                              -------    ----                          ------      ----
     Consolidated                                             $ 9,472    $387                          $7,481      $215
                                                              =======    ====                          ======      ====


                                                                                       Assets as of
                                                                        ----------------------------------------------
                                                                        September 30,                     December 31,
                                                                            1999                              1998
                                                                        -------------                     ------------
                                                                         (Unaudited)
                                                                                    (Millions of dollars)
Exploration and production
     United States                                                         $ 8,871                          $ 8,699
     International                                                           4,600                            4,349
Refining, marketing and distribution
     United States                                                           3,780                            4,095
     International                                                           8,829                            8,210
Global gas and power                                                         1,314                            1,088
                                                                           -------                          -------
     Segment totals                                                         27,394                           26,441
Other business units                                                           388                              384
Corporate/Non-operating                                                      1,264                            1,945
Intersegment eliminations                                                     (268)                            (200)
                                                                           -------                          -------
     Consolidated                                                          $28,778                          $28,570
                                                                           =======                          =======



During the third quarter of 1999, responsibility for the global gas marketing segment and our cogeneration, gasification, hydrocarbons-to-liquids and fuel cell technology units was combined under a single senior executive, creating the Global Gas and Power segment. Prior period information has been restated to reflect this change.

Note 2. Inventories
-------------------

The inventory accounts of Texaco are presented below (in millions of dollars):


                                                                                                 As of
                                                                               --------------------------------------
                                                                               September 30,              December 31,
                                                                                   1999                       1998
                                                                               -------------              ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  260                    $  116
     Petroleum products and petrochemicals                                           887                       799
     Other merchandise                                                                46                        40
     Materials and supplies                                                          187                       199
                                                                                  ------                    ------
          Total                                                                   $1,380                    $1,154
                                                                                  ======                    ======


Note 3. Redemption of Series B and Series F ESOP Convertible Preferred Stock
----------------------------------------------------------------------------

On June 30, 1999, after having called the Series B ESOP Convertible Preferred Stock for redemption, each share of Series B was converted into 25.736 shares, or 15.1 million shares in total, of Common Stock of Texaco Inc.

On February 16, 1999, after having called the Series F ESOP Convertible Preferred Stock for redemption, each share of Series F was converted into 20 shares, or 1.1 million shares in total, of Common Stock of Texaco Inc.

These noncash financing activities for the first nine months of 1999 resulted in reductions of $391 million in preferred stock outstanding and $308 million in paid-in capital. This was offset by a $699 million reduction in the cost of shares held in treasury.

Note 4. Other Financial Information, Commitments and Contingencies
------------------------------------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 16, pages 67 and 68, of our 1998 Annual Report and in Note 4, pages 5 and 6, of our first quarter, 1999 Form 10-Q.

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

Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, formed January 1, 1998 and jointly owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis (in millions of dollars):

                                                                       For the nine months       For the three months
                                                                       ended September 30,        ended September 30,
                                                                    -----------------------      ----------------------
                                                                      1999            1998           1999         1998
                                                                      ----            ----           ----         ----
          Gross revenues                                            $19,955         $18,195         $8,501       $6,100
          Income before income taxes                                $   378         $   542         $  330       $  232


Summarized unaudited financial information for Motiva, formed July 1, 1998 and jointly owned 32.5% each by Texaco and Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and 35% by Shell Oil Company, is presented below on a 100% Motiva basis (in millions of dollars):

                                                                                          For the three
                                                        For the nine                months ended September 30,
                                                        months ended                --------------------------
                                                     September 30, 1999            1999                    1998
                                                     ------------------            ----                    ----
         Gross revenues                                      $8,432                $3,416                 $2,877
         Income before income taxes                          $   65                $   45                 $   59

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

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):

                                                                       For the nine months       For the three months
                                                                       ended September 30,        ended September 30,
                                                                       -------------------        -------------------
                                                                      1999            1998       1999            1998
                                                                      ----            ----       ----            ----
         Gross revenues                                             $15,617         $12,407     $6,951          $3,852
         Income before income taxes and cumulative
              effect of accounting change                           $   666         $   606     $  148          $   16
         Income (loss) before cumulative effect
              of  accounting change                                 $   378         $   369     $   35          $  (58)
         Net income (loss)                                          $   378         $   319     $   35          $  (58)

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

On September 22, 1999, Caltex sold 97.2% of its 50% equity interest (70.6 million shares) in Koa Oil Co. Ltd. to Nippon Mitsubishi Oil Corporation in response to their public tender offer. In late October 1999, Caltex sold its remaining 1,977,000 shares of Koa to Mitsubishi Corporation in a private transaction. Caltex recorded a loss of $63 million in the third quarter of 1999, resulting from the U.S. tax consequences of the sale.

                              * * * * * * * * * * *

We have consistently applied the accounting policies we used in preparing the financial statements we issued in our 1998 Annual Report to our unaudited financial statements for the nine and three month periods ended September 30, 1999 and 1998. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants. We make no forecasts or representations with respect to the level of net income for the year 1999.

                              * * * * * * * * * * *

                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o  The price of crude oil, natural gas and petroleum products
o  The value of foreign currencies in relation to the U.S. dollar
o  Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first nine months of 1999 in our exposure to losses from possible future changes in the price of crude oil, natural gas and petroleum products, or from possible future changes in the value of foreign currencies in relation to the U. S. dollar.

The Liquidity and Capital Resources section of the MD&A appearing on page 15 of this Form 10-Q describes financing and related hedging transactions we entered into during the first nine months of 1999. As a result of those transactions, our variable rate debt, before the effects of interest rate swaps, now totals $2.1 billion, as compared with $2.7 billion at year-end 1998. The notional amount of interest rate swaps increased $850 million and now totals $1.6 billion. Based on our present interest rate exposure on variable rate debt and interest rate swaps, a hypothetical increase or decrease in interest rates of 200 basis points would not materially affect our consolidated financial position, net income or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's net income and income before special items for the third quarter and first nine months of 1999 and 1998:


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1999           1998          1999           1998
                                                                         ----           ----          ----           ----
                                                                          (Millions of dollars, except per share amounts)
                                                                                            (Unaudited)
                 Income before special items                            $ 844           $ 802         $ 453          $ 208
                           Per share                                    $1.53           $1.44         $0.83          $0.37
                 Net income                                             $ 859           $ 791         $ 387          $ 215
                           Per share                                    $1.56           $1.42         $0.71          $0.38

Boosted by significantly higher crude oil and natural gas prices, our third quarter results improved dramatically from the first half of the year to their highest quarterly level since 1997. Cutbacks in OPEC and non-OPEC production, plus improving global economies pushed benchmark crude oil prices over $20 a barrel. But, prices remain volatile. Operationally, we had strong production during September in the North Sea, led by record production in the Captain field. In addition, we are benefiting significantly from synergy capture and expense reductions as our $650 million global target will be realized by year end, a full year ahead of schedule. In the downstream, our refineries ran well and sales volumes increased. However, these businesses, already burdened by generally low refining margins, were further hampered by the higher crude costs which could not be fully recovered in product prices.

Looking ahead, our recent acquisition of a 45 percent interest in the Malampaya Deep Water Natural Gas Project in the Philippines exemplifies our strategy of pursuing projects that will provide for long-term growth and strong near-term earnings and cash flow. We also continue to execute our long-term strategy of reducing refining exposure through the completion of Caltex' sale of its interest in Koa Oil Co. Ltd. and the anticipated sales by Equilon of its Wood River and El Dorado refineries.

Results for 1999 and 1998 are summarized in the table on the following page. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1999           1998          1999           1998
                                                                         ----           ----          ----           ----
                                                                                       (Millions of dollars)
                                                                                            (Unaudited)
Income before special items                                            $   844        $   802        $  453          $ 208
                                                                       -------        -------        ------           ----
Inventory valuation adjustments                                            152              -            14              -
Write-down of assets                                                       (76)             -             -              -
Tax issues                                                                  65             44             -             25
Gains (losses) on major asset sales                                        (59)            20           (80)             -
Reorganization, restructuring and employee separation costs                (67)           (50)            -            (18)
                                                                       -------        -------        ------           ----
Special items                                                               15             14           (66)             7
                                                                       -------        -------        ------           ----
Adoption of new accounting standard
   Cumulative effect of accounting change                                    -            (25)            -              -
                                                                       -------        -------        ------           ----
Net income                                                             $   859        $   791        $  387           $215
                                                                       =======        =======        ======           ====



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


OPERATING RESULTS

     EXPLORATION AND PRODUCTION

        United States

Exploration and production earnings in the U.S. for the third quarter of 1999 were $258 million, as compared with $93 million for the third quarter of 1998. For the first nine months of 1999 and 1998, earnings were $444 million and $301 million. Results for 1999 included a second quarter special gain of $21 million from the sale of our interest in six California onshore and offshore fields, and a special charge of $11 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 15 of this Form 10-Q for additional information. Results for 1999 also included a first quarter special benefit of $11 million for a production tax refund. Excluding these special items, results for the first nine months of 1999 totaled $423 million.

U.S. exploration and production earnings for the third quarter and nine months of 1999 were above last year's levels due to higher crude oil and natural gas prices and lower expenses. Prices continued to rise in the third quarter as production cutbacks by OPEC and several non-OPEC countries, coupled with increasing demand in improving global economies, led to a decline in worldwide inventory levels. Average realized crude oil prices for the third quarter and nine months of 1999 were $16.65 and $12.81 per barrel, 66 percent and 18 percent higher than the 1998 levels. For the third quarter and nine months of 1999, average natural gas prices were $2.44 and $2.09 per MCF, 29 percent and three percent above last year's periods.

Production decreased 11 percent for both the third quarter and nine months of 1999 due to natural field declines and asset sales. Capital expenditures for developmental activities, such as infill drilling, recompletions and secondary recovery projects, normally undertaken to offset production declines within mature fields were reduced as Texaco and its operating partners concentrated on maximizing capital efficiency.

Operating expenses declined significantly for the first nine months of 1999 as a result of cost savings from the restructuring of our worldwide upstream organization. Exploratory expenses for the third quarter and first nine months of 1999 were $12 million and $104 million before tax, $36 million and $91 million below the same periods of 1998.

         International

Exploration and production earnings outside the U.S. for the third quarter of 1999 were $129 million, as compared with $53 million for the third quarter of 1998. For the first nine months of 1999 and 1998, earnings were $189 million and $166 million. Results for 1999 included a second quarter special charge of $2 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 15 of this Form 10-Q for additional information. Excluding the special charge, results for the first nine months of 1999 totaled $191 million.

International exploration and production operating results for the third quarter and nine months of 1999 improved over last year's levels as crude oil prices continued to rise throughout the third quarter due to worldwide production cutbacks and improving demand. Average realized crude oil prices for the third quarter and nine months of 1999 were $16.96 and $13.36 per barrel, 53 percent and 16 percent above the 1998 periods. For the third quarter and first nine months of 1999, average natural gas prices were $1.35 and $1.36 per MCF, nine percent and 13 percent below last year.

Daily production in the third quarter and first nine months of 1999 was slightly below last year's levels. Third quarter production declines in the U.K. North Sea due to temporary operating problems early in the quarter and in Indonesia due to lower volumes as a result of higher prices were offset by increased production in the Partitioned Neutral Zone as a result of increased drilling activity. Year-to-date production declines in the U.K. North Sea and lower gas production in Latin America were offset by increased production in the Partitioned Neutral Zone.

Expenses were lower for the third quarter of 1999 as a result of continued cost savings from the restructuring of our worldwide upstream organization. Exploratory expenses for the third quarter of 1999 were $60 million before taxes, $15 million higher than last year. Exploratory expenses for the first nine months of 1999 were $178 million before taxes, $49 million higher than last year.

Looking Forward in the Worldwide Upstream

We intend to continue to cost-effectively explore for, develop and produce crude oil and natural gas reserves. In an effort to boost long-term upstream profitability, we are planning to sell producing properties that no longer fit our business strategy. Specifically, we plan to sell selected producing assets totaling about 100,000 barrels per day in the United States, offshore Trinidad and in the North Sea. As a result, we now anticipate that worldwide production will increase by one-to-two percent annually over the next three-to-five years.

Our growth areas of focus include the U.S. Gulf of Mexico, Kazakhstan, Brazil, Venezuela and West Africa. Earlier this year, we announced two major oil discoveries offshore Nigeria. We recently signed an agreement to acquire a 45 percent interest in the Malampaya Deep Water Natural Gas Project in the Philippines. Malampaya is on schedule to deliver first gas by the end of 2001, and is expected to achieve gas production rates of 360 million cubic feet per day by the year 2002. We expect at year-end 1999 this project will add 140 million barrels of oil equivalent to our proved reserve base and increase our international gas reserves by 30 percent.

Our expense reduction program is also showing success. We are well on our way to capturing the expected $200 million in annual pre-tax cash expense savings from our worldwide upstream restructuring program announced in November, 1998. The program is designed to place greater emphasis on our long-term production and reserve growth, and to address the need for streamlining costs and improving competitiveness. These savings include lower people-related and operating expenses.

REFINING, MARKETING AND DISTRIBUTION

         United States

We conduct our U.S. downstream activities primarily through Equilon, our western alliance with Shell Oil Company, and Motiva, our eastern alliance with Shell Oil Company and Saudi Refining, Inc.

Our share of refining, marketing and distribution earnings in the U.S. for the third quarter of 1999 was $118 million, as compared with $124 million for the third quarter of 1998. For the first nine months of 1999 and 1998, earnings were $204 million and $233 million. Results for 1999 included second quarter special charges of $76 million for the write-down of assets to their estimated sales values due to the pending sales by Equilon of its El Dorado and Wood River refineries and $11 million for alliance reorganization, restructuring and employee separation costs. Results for 1999 also included a first quarter special benefit of $8 million due to higher inventory values on March 31, 1999. This follows a fourth-quarter 1998 charge of $34 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products. We value inventories at the lower of cost or market, after initial recording at cost. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Excluding these special items, results for the first nine months of 1999 were $283 million.

Results for the third quarter of 1998 included a net special gain of $25 million for U.S. alliance formation issues. This included gains of $73 million for the Federal Trade Commission-mandated sales of the Anacortes refinery and Plantation pipeline. Also included were charges of $9 million for alliance employee separation costs and $39 million for asset write-downs of closed facilities and surplus equipment to their net realizable values. These facilities included a refinery in Texas, research labs located in Texas and New York and a lube plant in Virginia. Results for 1998 also included a second quarter special charge of $32 million, mainly for alliance employee separation costs. Excluding these special items, results for the third quarter and first nine months of 1998 were $99 million and $240 million.

U.S. refining, marketing and distribution earnings before special items were higher than last year for the third quarter and nine months 1999. During these periods, Equilon's earnings benefited from improved West Coast refining margins and improved utilization at the Martinez refinery, although operational problems at the Puget Sound refinery earlier this year had a negative impact on earnings. Refining margins on the West Coast benefited from industry refinery outages which caused market supply disruptions. Marketing margins were weak for the quarter as gasoline pump prices lagged increases in spot prices.

Motiva's earnings for the nine months were affected by weak refining margins on the East and Gulf Coasts due to high industry-wide refined product inventory levels. These effects were mitigated by higher gasoline sales volumes and improved refinery utilization in 1999.

The third quarter and first nine months of 1999 also benefited from the realization of synergies for Equilon and Motiva, including re-engineering of work processes, leveraging economies of scale to reduce supply costs, sharing best practices and capitalizing on logistical and trading opportunities including higher utilization of proprietary pipelines and other assets.

         International

Refining, marketing and distribution earnings outside the U.S. for the third quarter of 1999 were $6 million, as compared with $38 million for the third quarter of 1998. For the first nine months of 1999 and 1998, earnings were $377 million and $414 million. Results for each of the first three quarters of 1999 included special benefits of $75 million, $55 million and $14 million, respectively, to reflect higher prices for crude oil and refined products. This follows a fourth-quarter 1998 special charge of $108 million to reflect lower prices on December 31, 1998, as well as additional charges previously recorded. We value inventories at the lower of cost or market, after initial recording at cost. Inventory valuation adjustments are reversed when the associated physical units of inventory are sold. Results for the third quarter of 1999 also included special charges of $32 million for our 50 percent share of Caltex' loss on the sale of its equity interest in Koa Oil Co. Ltd. and $48 million for related deferred currency translation amounts. Additionally, our results for the second quarter of 1999 included a Korean tax benefit of $54 million, as well as a $25 million charge for our share of Caltex' restructuring charges and $9 million for employee separation costs in Europe and Latin America. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 15 of this Form 10-Q for additional information. Excluding these special items, results for the third quarter and first nine months of 1999 were $72 million and $293 million.

Our results for 1998 included a third quarter net special charge of $43 million for a reorganization program in Caltex. This charge results from their decision to structure their organization along functional lines and to reduce costs by establishing a shared service center in the Philippines. In implementing this change, Caltex relocated its headquarters from Dallas to Singapore. About $35 million of the charge relates to severance and other retirement benefits for about 200 employees who have not relocated, write-downs of surplus furniture and equipment and other costs. The balance of the charge is for severance costs in other affected areas and amounts spent in relocating employees to the new shared service center. Excluding this special charge, results for the third quarter and first nine months of 1998 were $81 million and $457 million.

Lower international refining and marketing results in 1999 reflected the squeeze on margins as escalating crude costs have outpaced product price increases. This pressure on refining margins impacted all major operating areas. Results were also adversely impacted by depressed marketing margins and lower volumes in Brazil due to poor economic conditions and related currency devaluation. In the Caltex region, results benefited from reduced currency volatility as economic conditions improved. The third quarter also included gains from the sales of marketable securities.

Looking Forward in the Worldwide Downstream

Our U.S. joint ventures with Shell and Saudi Refining, Inc. should continue to achieve lower costs and capture synergies. We expect that our share of these annual pre-tax cost reductions will be over $300 million, and we are well on our way to capturing these savings. These savings include lower people-related expenses and reductions in cash operating expenses due to efficiencies. We have already captured about $35 million in annual pre-tax cost savings from our international downstream operations' announced restructuring, representing lower people-related expenses. In addition, we have already realized our share of the previously-announced $25 million of annual pre-tax cost savings from the Caltex reorganization. These savings represent lower people-related expenses. We now anticipate that we will capture by the end of this year an additional $10 million in annual pre-tax cost savings from the Caltex reorganization. We are also well on our way to capturing $25 million in annual pre-tax cost reductions from our worldwide Fuel and Marine Marketing joint venture with Chevron, representing our share of reductions in cash operating expenses due to efficiencies.

GLOBAL GAS AND POWER

During the third quarter of 1999, responsibility for the global gas marketing segment and our cogeneration, gasification, hydrocarbons-to-liquids and fuel cell technology units was combined under a single senior executive, creating the Global Gas and Power segment. Prior period information has been restated to reflect this change.

Global gas and power earnings for the third quarter of 1999 were $6 million, as compared with a loss of $8 million for the third quarter of 1998. Earnings for the first nine months of 1999 were $13 million, as compared with a loss of $9 million for the comparable period of 1998. Results for 1999 included a second quarter special charge of $3 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance
Programs beginning on page 15 of this Form 10-Q for additional information. Excluding this special charge, results for the first nine months of 1999 were $16 million. Results for 1998 included a second quarter special gain of $20 million from the sale of a partial interest in a pipeline. Excluding this special gain, results for the first nine months of 1998 were a loss of $29 million.

Gas marketing operating results for the third quarter and first nine months of 1999 benefited from the continued improvement of natural gas margins. Results for the first nine months of 1999 reflected gains on normal asset sales, including our interest in a U.K. retail gas marketing operation and the sale of a U.S. gas gathering pipeline, as well as lower operating expenses.

Operating results for the power related activities in the third quarter and first nine months of 1999 reflected lower margins from Indonesian geothermal activities, due to higher costs and lower revenues caused by the currency devaluation, non-recurring recoupment of development costs in 1998 and lower gasification licensing revenues.

We have already captured the previously-announced $20 million in annual pre-tax cost savings from the global gas marketing restructuring announced in November 1998. We now anticipate that we will capture by the end of this year an additional $10 million in annual pre-tax cost savings. These savings include lower people-related expenses and benefits from our exiting the United Kingdom gas marketing business.

     OTHER BUSINESS UNITS

Results for both the third quarter of 1999 and 1998 were losses of $1 million. Results for the first nine months of 1999 were a loss of $3 million, as compared with a loss of $1 million for the comparable period in 1998. Other business units include our insurance activity.

     CORPORATE/NON-OPERATING

Corporate/Non-operating charges for the third quarter of 1999 were $129 million, as compared with charges of $84 million for the third quarter of 1998. For the first nine months of 1999 and 1998, charges were $365 million and $288 million. Results for 1999 included a second quarter special charge of $6 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Severance Programs beginning on page 15 of this Form 10-Q for additional information. Excluding this special charge, charges for the first nine months of 1999 were $359 million. Results for 1998 included a third quarter special benefit of $25 million to adjust for prior years' federal tax liabilities and a second quarter special tax benefit of $19 million attributable to the sale of an interest in a subsidiary. Excluding these special gains, charges for the third quarter and first nine months of 1998 were $109 million and $332 million.

Corporate/Non-operating results for the third quarter and first nine months of 1999 reflected higher interest expense from increases in interest rates and debt levels. Additionally, third quarter 1998 results included gains from the sale of securities by a subsidiary.

We are well on our way to capturing the expected $60 million in annual pre-tax cost savings as a result of the fourth quarter 1998 corporate center reorganization and other cost-cutting initiatives, mainly lower operating expenses and people-related expenses.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $219 million at September 30, 1999, as compared with $271 million at year-end 1998.

During 1999, our operations provided cash of $1,887 million. We also had cash inflows of $306 million from asset sales and $279 million from net sales of investment instruments. Early collection of a note receivable from our affiliate Equilon provided another $101 million. We spent $1,729 million on our capital and exploratory program and paid $776 million in common, preferred and minority interest dividends.

At September 30, 1999, our ratio of total debt to total borrowed and invested capital was 36.5%, as compared with 36.8% at year-end 1998. At September 30, 1999, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first nine months of 1999, we reduced our commercial paper by $1,158 million, to $458 million at September 30, 1999. We issued $1,268 million under our medium-term note program and borrowed $400 million due 2009. In addition, we reduced other debt obligations by $582 million. During the first nine months of 1999, we entered into $850 million of floating rate pay interest rate swaps. All floating rate swaps entered into during 1999 are indexed to LIBOR. We maintain $2.05 billion in revolving credit facilities, which were unused at September 30, 1999, to provide additional support for liquidity and our commercial paper program.

During the third quarter of 1999, we established a new "shelf" registration for $1.5 billion of combined debt and equity securities, bringing our total capacity under this program to $1.975 billion.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.





REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEVERANCE PROGRAMS
---------------------------------------------------------------

In the fourth quarter of 1998, we announced that we were reorganizing several of our operations and implementing other cost-cutting initiatives. The principal units affected were our worldwide upstream operations; our international downstream operations, principally our marketing operations in the United Kingdom and Brazil and our refining operations in Panama; our global gas marketing operations, now included as part of our global gas and power operating segment; and our corporate center. The reorganizations were substantially completed by the end of the first quarter of 1999. We accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits associated with these announced restructurings in the fourth quarter of 1998. During the second quarter of 1999, we expanded the employee severance programs and recorded an additional provision of $48 million ($31 million, net of tax). For the most part, severance accruals are shown as operating expenses in the Statement of Consolidated Income.

The table on the following page, which identifies each of our four restructuring initiatives, provides the provision recorded in the fourth quarter of 1998 and the additional provision recorded in the second quarter of 1999, along with the payments made through September 30, 1999 and the remaining obligations as of September 30, 1999. We will pay the remaining obligations in future periods in accordance with plan provisions.

                                              Provision Recorded in the
                                              -------------------------             Payments                Remaining
                                      Fourth Quarter,     Second Quarter,         Made Through          Obligations as of
                                             1998            1999              September 30, 1999      September 30, 1999
                                      ---------------     ---------------      ------------------      ------------------
                                                                        (Millions of dollars)

       Worldwide upstream                     $ 56            $20                    $(50)                 $26
       International downstream                 25             13                     (22)                  16
       Global gas and power                      5              4                      (5)                   4
       Corporate center                         29             11                     (19)                  21
                                              ----            ---                    ----                  ---
            Total                             $115            $48                    $(96)                 $67
                                              ====            ===                    ====                  ===


At the time we initially announced these programs,  we estimated that over 1,400 employee  reductions would result.  Employee  reductions of 800 in our worldwide upstream  operations,  300 in our  international  downstream  areas,  100 in our global gas and power  operations and 200 in our corporate  center were expected.
During the second  quarter of 1999,  we  expanded  the  program by almost  1,100 employees,  comprised of 600 employees in our worldwide upstream operations, 250 employees in our international downstream areas, 100 employees in our global gas and  power  operations  and  150  employees  in our  corporate  center.  Through
September 30, 1999,  employee reductions totaled 1,334 in our worldwide upstream operations, 426 in our international downstream areas, 163 in our global gas and power  operations and 398 in our corporate  center.  Almost all of the remaining reductions,  representing about 6% of the total reductions,  will occur prior to the end of this year.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $2,176 million for the first nine months of 1999, compared with $2,769 million for the same period in 1998.

In  our  U.S.  upstream,   expenditures  for  developmental  activities  dropped
significantly and platform construction activity slowed in the deepwater Gulf of
Mexico.  Spending  increased  for enhanced oil recovery  projects in  California which continues to be an area of focus. Internationally,  spending rose slightly as compared to the prior year as  development  work  continued  on the Captain B project in the U.K.  North Sea. Also,  1999 levels  reflect higher  spending for lease  acquisitions  offshore Nigeria and increased  ownership in the Venezuelan
Hamaca project.  Project  completions during 1998 in other U.K. North Sea fields led to comparatively lower spending in 1999.

In our downstream, spending declines reflected the completion last year of refinery upgrade projects in the United States and abroad. Also, poor economic conditions in international areas and globally depressed downstream returns resulted in deferrals of selected refinery and marketing expansion projects.

Global gas and power continues to invest in cogeneration projects in California and in Indonesia, while spending on natural gas transportation is down due to pipeline completions last year.

NEW ACCOUNTING STANDARDS
------------------------

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

We identified over 45,000 systems for assessment of potential Y2K issues.  These were  categorized  as:  Applications,  Telecommunications,  Computer  Systems or
Embedded  Systems   (Industrial   Automation).   We  assessed  each  system  and
prioritized them as Critical, Essential or Important. Critical systems are those related to safety,  health and environment,  including monitoring and regulatory reporting systems.  Essential systems are those required to accomplish  business objectives.  Important  systems  are those  used in a  support  role and are not required for day-to-day operations.

As of the end of the third quarter of 1999, we completed modifying or upgrading all of our Critical and Essential systems that required such work, with the exception of one Essential system. In October, we successfully implemented a workaround for this one system.

We completed our review of our critical suppliers and customers and developed contingency plans. If we were not satisfied that these critical suppliers and customers will be able to operate in 2000, we have established alternatives and/or developed contingency plans.

As part of our contingency planning, we have completed evaluating the business resumption plans of all our business units for any Y2K issues, and we have completed end-of-year rollover plans. During the fourth quarter, we will be coordinating tests of our Early Alert System, which we will use for monitoring the Y2K status of our key facilities around the world. We will be testing our procedures to manage both the information flows and our responses to different situations.





During the third quarter of 1999, we spent $6 million in readying our systems for Y2K, bringing our total spent through September 30, 1999 to $55 million. We estimate that we will spend an additional $10 million on Y2K-related activities.
The majority of these future expenditures will be incurred during the fourth quarter, with some expenditures in 2000.


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


                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings
-------------------------

     We have provided information about legal proceedings pending against Texaco in Note 4 to the Consolidated Financial Statements of this Form 10-Q, in Item 1 of our  first and  second  quarter,  1999  Form  10-Qs and in Item 3 of our 1998
Annual Report on Form 10-K. Note 4 of this Form 10-Q, Item 1 of our first and second quarter 1999 Form 10-Qs and Item 3 of our 1998 Form 10-K are incorporated here by reference.

     The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of notices of violation that we received and settled during the third quarter of 1999.

o    In August  1999,  California's  San Joaquin  Valley  Unified Air  Pollution
     Control  District  ("SJVUAPCD")  issued 13 notices of  violation  to Texaco
     California Inc. related to storage of organic material in tanks having a true vapor pressure in excess of 1.5 psia without vapor control. The agency has not made a penalty demand, but it is possible that the agency will seek penalties in excess of $100,000.

o    On  August 30, 1999, Texaco  Exploration  and  Production  Inc. and  Texaco
     California  Inc.  settled  a  series  of  notices of violation filed by the
     SJVUAPCD  in  1997-1999.   The  notices  alleged  improper  permitting  and
     inadequate maintenance at facilities in  California.  Under the settlement, we paid a fine of $500,000, retired some emission  reduction  credits,  and agreed  to  install  vapor control  equipment  and  implement  an  enhanced environmental management plan.





Item 5. Other Information
-------------------------


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                          1999          1998           1999          1998
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
                                                                                             (Unaudited)


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
   Exploration and production
         United States                                                  $  623         $1,142         $ 162         $ 328
         International                                                     865            812           304           276
                                                                        ------         ------         -----         ------
           Total                                                         1,488          1,954           466           604
                                                                        ------         ------         -----         ------
   Refining, marketing and distribution
         United States                                                     243            298            85           116
         International                                                     294            355           118           127
                                                                        ------         ------         -----         ------
           Total                                                           537            653           203           243
                                                                        ------         ------         -----         ------

   Global gas and power                                                    129            141            43            39
                                                                        ------         ------         -----         ------
         Total operating segments                                        2,154          2,748           712           886
   Other business units                                                     22             21             6             2
                                                                        ------         ------         -----         ------
           Total                                                        $2,176         $2,769         $ 718         $ 888
                                                                        ======         ======         =====         =====

   Exploratory expenses included above
         United States                                                  $  104         $  195         $  12         $   48
         International                                                     178            129            60             45
                                                                        ------         ------         -----         ------
           Total                                                        $  282         $  324         $  72         $   93
                                                                        ======         ======         =====         ======



                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1999            1998         1999            1998
                                                                         ----            ----         ----            ----
                                                                                             (Unaudited)

OPERATING DATA
--------------
Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)                                             400            443           395            432
     Net production of natural gas - available
         for sale (000 MCFPD)                                            1,460          1,694         1,416          1,641
                                                                        ------         ------        ------         ------

         Total net production (000 BOEPD)                                  643            726           631            706

     Natural  gas sales (000 MCFPD)                                      3,284          3,926         3,263          3,963

     Average U.S. crude (per bbl)                                       $12.81         $10.87        $16.65         $10.06
     Average U.S. natural gas (per mcf)                                 $ 2.09         $ 2.03        $ 2.44         $ 1.89
     Average WTI (Spot) (per bbl)                                       $17.58         $14.89        $21.71         $14.16
     Average Kern (Spot) (per bbl)                                      $11.49         $ 8.43        $15.38         $ 8.65

International
-------------
     Net production of crude oil and natural
         gas liquids (000 BPD)
         Europe                                                            142            157           152            163
         Indonesia                                                         156            159           141            168
         Partitioned Neutral Zone                                          122            106           127            104
         Other                                                              65             66            60             59
                                                                        ------         ------        ------         ------
              Total                                                        485            488           480            494
     Net production of natural gas - available
         for sale (000 MCFPD)
         Europe                                                            261            255           252            261
         Colombia                                                          158            185           161            165
         Other                                                             105            108            91             87
                                                                        ------         ------        ------         ------
              Total                                                        524            548           504            513
                                                                        ------         ------        ------         ------

         Total net production (000 BOEPD)                                  573            579           564            580

     Natural gas sales (000 MCFPD)                                         551            692           539            633

     Average International crude (per bbl)                              $13.36         $11.55        $16.96         $11.05
     Average International natural gas (per mcf)                        $ 1.36         $ 1.57        $ 1.35         $ 1.49
     Average U.K. natural gas (per mcf)                                 $ 2.37         $ 2.53        $ 2.34         $ 2.34
     Average Colombia natural gas (per mcf)                             $ 0.64         $ 0.88        $ 0.67         $ 0.79

Worldwide
---------
     Total worldwide net production (000 BOEPD)                          1,216          1,305         1,195          1,286


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         1999           1998          1999            1998
                                                                         ----           ----          ----            ----
                                                                                            (Unaudited)

OPERATING DATA
--------------

Refining, marketing and distribution
------------------------------------

United States
-------------
     Refinery input (000 BPD)
         Equilon area                                                      376            388           390            410
         Motiva area                                                       307            316           307            301
                                                                         -----          -----         -----          -----
              Total                                                        683            704           697            711

     Refined product sales (000 BPD)
         Equilon area                                                      697            579           752            616
         Motiva area                                                       376            366           371            421
         Other                                                             296            228           290            216
                                                                         -----          -----         -----          -----
              Total                                                      1,369          1,173         1,413          1,253


International
-------------
     Refinery input (000 BPD)
         Europe                                                            356            356           331            326
         Caltex area                                                       411            417           381            397
         Latin America/West Africa                                          71             64            68             66
                                                                         -----          -----         -----          -----
               Total                                                       838            837           780            789

     Refined product sales (000 BPD)
         Europe                                                            609            567           585            547
         Caltex area                                                       663            580           654            563
         Latin America/West Africa                                         485            455           479            474
         Other                                                              90             53            86             56
                                                                         -----          -----         -----          -----
               Total                                                     1,847          1,655         1,804          1,640


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --     11)  Computation of Earnings Per Share of Common Stock.

     --    (12)  Computation of Ratio of Earnings to Fixed Charges  of Texaco on
                 a Total Enterprise Basis.

     --    (20)  Copy  of  Texaco  Inc.'s  Annual  Report  on  Form 10-K for the
                 fiscal year ended December 31, 1998 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1998) and a copy of Texaco Inc.'s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, as previously filed by the Registrant with the Securities and Exchange Commission, File No. 1-27.

     --    (27)  Financial Data Schedule.

(b) Reports on Form 8-K:

     During the third quarter of 1999, the Registrant filed Current Reports on Form 8-K for the following events:

     1.   July 26, 1999

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the second quarter 1999.

     2.   August 3, 1999

          Item 5. Other Events -- provided a description of an Officers' Certificate dated August 3, 1999 executed by Texaco Capital Inc., a wholly-owned subsidiary of the Registrant, which established the terms and provisions of a series of securities designated "Second Series 1999 Medium-Term Notes," for up to $2 billion.

     3.   September 27, 1999

          Item 5. Other Events -- reported that Texaco's 50%-owned affiliate, Caltex Corporation, sold 97.2% of its 50% equity interest in Koa Oil Co. Ltd. to Nippon Mitsubishi Oil Corporation in response to their public tender offer.

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




Date:    November 12, 1999
         -----------------