Form 10-K
period 1999-12-31
TEXACO INC
filed 2000-03-24
CIK 97349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999          Commission file number 1-27

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
 Common Stock, par value $3.125                                            New York Stock Exchange
                                                                           Chicago Stock Exchange
                                                                           The Stock Exchange, London
                                                                           Antwerp and Brussels Exchanges
                                                                           Swiss Stock Exchange
 Rights to Purchase Series D Junior Participating Preferred Stock          New York Stock Exchange
 Cumulative Adjustable Rate Monthly Income Preferred Shares, Series B*     New York Stock Exchange
 6 7/8% Cumulative Guaranteed Monthly Income Preferred Shares, Series A*   New York Stock Exchange
 8 1/2% Notes, due February 15, 2003**                                     New York Stock Exchange
 8 5/8% Debentures, due June 30, 2010**                                    New York Stock Exchange
 9 3/4% Debentures, due March 15, 2020**                                   New York Stock Exchange


-----------------
*  Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

                                   ----------

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting common stock of Texaco Inc. held by non-affiliates at the close of business on February 29, 2000 based on the New York Stock Exchange composite sales price, was approximately $26,222,000,000.
     As of February 29, 2000, there were 553,126,475 outstanding shares of Texaco Inc. Common Stock.



                                   ----------


                              Documents incorporated by reference
                               (to the extent indicated herein)
                                                                                               Part of
                                                                                              Form 10-K
                                                                                              ---------

Texaco Inc. Annual Report to Stockholders for the year 1999.................................    I, II
Proxy Statement of Texaco Inc. relating to the 2000 Annual Meeting of Stockholders..........     III

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                   ------------------------------------------------
                                                                                     Texaco Inc.
                                                                   Texaco Inc.          1999          Texaco Inc.
                                                                      1999          Annual Report   March 14, 2000
Form 10-K Item                                                      Form 10-K      to Stockholders  Proxy Statement
--------------                                                     ----------      ---------------  ---------------


                                                                PART I

  1. and 2. Business and Properties
         Development and Description of Business...................     1                --               --
         Industry Review of 1999...................................   1-2                --               --
         Worldwide Operations......................................   3-23               --               --
         Additional Information Concerning Our Business............    24          28-29 and 38-39        --
         Forward-Looking Statements and
           Factors That May Affect Our Business....................    25                --               --
  3. Legal Proceedings.............................................    26                55               --
  4. Submission of Matters to a Vote of Security Holders...........    26                --               --

  Executive Officers of Texaco Inc.................................    27                --               --

                                                                PART II


  5. Market for the Registrant's Common Equity
        and Related Stockholder Matters.............................   28                68               --
  6. Selected Financial Data........................................   28                65               --
  7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................   28               14-29             --
 7A. Quantitative and Qualitative Disclosures about Market Risk.....   28                63               --
  8. Financial Statements and Supplementary Data
                     -- Financial Statements........................   28               30-55             --
                     -- Report of Independent Public Accountants....   28                56               --
                     -- Supplemental Oil and Gas Information........   28               57-62             --
                     -- Selected Quarterly Financial Data...........   28                64               --
  9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure......................   28                --               --


                                                               PART III


10.  Directors and Executive Officers of the Registrant............    29                --              8-12
11.  Executive Compensation........................................    29                --           7 and 20-24
12.  Security Ownership of Certain Beneficial Owners
        and Management.............................................    29                --             1 and 8
13.  Certain Relationships and Related Transactions................    29                --                7

                                                                PART IV


14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  30-32             --               --
     Report of Independent Public Accountants.......................    33               --               --
     Schedule II - Valuation and Qualifying Accounts................    34               --               --

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

     Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas liquids, natural gas and petroleum products, power generation and gasification.

                             INDUSTRY REVIEW OF 1999

Introduction

     International petroleum market conditions changed dramatically during 1999. Over the first few months, crude oil prices were very weak. While economic activity and oil demand were beginning to show signs of increasing, oil supplies were excessive. Then, in April, the Organization of Petroleum Exporting Countries (OPEC) along with other oil producing countries cut output sharply. Oil prices increased and remained strong over the balance of the year.

     The increase in crude oil prices boosted revenues from crude oil operations. However, higher crude oil costs, together with other factors such as excess gasoline and distillate stocks, tended to hurt the financial performance of refineries in most markets.

Review of 1999

     After slowing sharply in 1998 due to a severe global economic crisis, the rate of world economic growth increased last year. Growth accelerated from a meager 2.3% in 1998 to 2.9% in 1999.

     Economic activity varied among regions. The U.S. economy continued to grow at a strong pace with low inflation, due in part to a technology-led surge in labor productivity. Economic expansion in Western Europe also picked up in the second half of the year, benefiting from increased domestic demand and the favorable impact of a weak euro currency on exports.

     World economic expansion was reinforced by the beginning of economic recovery in Asia. Several of the key economies in the Asian region, including South Korea, Malaysia, the Philippines, Singapore and Thailand sustained solid economic upturns in 1999. Other regional economies, such as Hong Kong, also turned around. Similarly, Japan, the world's second largest economy, showed signs of emerging from its worst downturn in the post-war period. This improvement was due to extraordinarily low interest rates and increased government spending. However, consumer demand had yet to recover.

     The Latin American region, which was hard hit earlier in the year, also began to grow again toward year-end. This renewed growth was propelled by turnarounds in Brazil, Mexico, Argentina and Chile. Moreover, world commodity prices started to rebound from the low levels which resulted from the 1998 economic crisis. This, in turn, spurred economic growth in other areas, particularly the oil producing countries of the Middle East and Africa. In addition, the Russian economy turned upward after many years of decline. This improvement was due to factors such as higher oil prices, increased agricultural output and the substitution of domestically produced goods for imports.

     This rebound in economic activity led to a significant increase in the demand for petroleum products worldwide. During 1999, consumption averaged 75.5 million barrels per day (BPD), a 1.3 million BPD, or 1.7% gain over the prior year. This growth, however, was not evenly distributed among regions.
o In the more advanced economies, oil demand rose by 700,000 BPD, boosted by the U.S. and to a lesser extent by Japan
o In the less developed countries, Asian oil demand recovered from its 1998 slump and rose by 500,000 BPD, while growth in Latin America exceeded 100,000 BPD
o Demand in Eastern Europe rose by 100,000 BPD but was offset by an equal decline in the former Soviet Union
o    In other regions, demand registered no growth.

     Demand growth alone may have been insufficient to boost prices. Consequently, OPEC and some non-OPEC producers agreed to cut production. Oil output from these countries, which had been cut twice during 1998, was scaled back further during the early part of 1999 by an additional 1.8 million BPD -- bringing the total reduction to a significant 4 million BPD.

     The production curtailment and the resultant tightening balance between supply and demand caused the price of crude oil to soar from its depressed 1998 and early 1999 levels. The market price of West Texas Intermediate (WTI) averaged $19.31 per barrel, an increase of 34% from the prior year. During the final months of 1999, oil prices reached their highest levels in several years and continued to increase in early 2000.

Near-Term Outlook

     We expect global economic expansion to accelerate from 2.9% in 1999 to a 3.7% gain this year, reflecting several factors:
o Continued, but slower, gains in the United States as the Federal Reserve moves to moderate growth by raising interest rates
o Continued economic expansion in Western Europe
o Further strengthening in the developing world, particularly the developing nations of Asia and Latin America
o Continued low growth in Russia.

     On the other hand, the outlook for the large Japanese economy remains clouded by the apparent inability of the economy to grow without strong government spending. Private demand must eventually substitute for government spending if the recovery is to be sustained. Furthermore, Japanese export growth could be jeopardized by a pronounced appreciation in the value of the yen. Accordingly, we expect the Japanese economy to register only minimal growth this year.

     With the increase in global economic activity, the demand for crude oil will be greater. An increase in worldwide oil consumption of about 1.6 million BPD is expected. Non-OPEC production should recover considerably and may boost output to levels close to the one million BPD mark. OPEC may therefore choose to relax its quotas and increase production.

     The crude oil price outlook is highly uncertain. In the past, high crude oil prices have often encouraged OPEC to increase production sharply, causing prices to drop. Higher petroleum demand and a potential weakening in crude oil costs could benefit downstream margins.

                              WORLDWIDE OPERATIONS

     Our  worldwide  operations  encompass  three  main  businesses:

o Upstream (exploration and production)

o Downstream (refining, marketing and distribution)

o Global Gas and Power.

     In the following pages, we discuss each of these businesses and technology.

UPSTREAM

     Higher prices boosted our upstream financial performance significantly even though worldwide production of crude oil and natural gas was down by some 6%. However, as a result of continuing cost savings initiatives and the restructuring of our worldwide upstream organization, our cash operating expenses decreased by 7% in 1999. More importantly, we made key moves in 1999 to shift our upstream portfolio to high-margin, high-impact projects. In 1999:

o  The appraisal well at Agbami in Nigeria confirmed a major discovery

o  We acquired a 45% interest in the Malampaya gas project in the Philippines

o  We increased our stake in the Hamaca project in Venezuela from 20% to 30%

o  We acquired an interest in six deepwater blocks in Brazil

o Our worldwide reserve replacement of 111%, excluding purchases and sales, enabled us to achieve our highest year-end reserve total in 15 years

o Our worldwide finding and development cost was a competitive $4.37 per barrel of oil equivalent (BOE)

o We announced a program to sell producing properties that no longer fit our business strategy. We will sell over 100,000 BOE of daily production, enabling us to focus on high-margin, high return projects.

Exploration

     The year 1999 saw a continuation of our efforts to focus our worldwide exploration program on a few key regions. West Africa continues to be a focus area, following our 1998 discoveries at Agbami and Nnwa in Nigeria. We continue to pursue attractive exploration acreage in both Nigeria and Angola. In addition, we have gained an excellent position in the opening of Brazil's deepwater basins. The U. S. Gulf of Mexico and Australia also continue to be key focus areas.

West Africa

     The appraisal well to our 1998 discovery in Nigeria Block OPL-216, named Agbami, exceeded our expectations and we believe the structure contains significant potential recoverable reserves. Texaco's share of this resource is expected to be greater than 50% based on contracts that have production-sharing type terms.

     Located in the central Niger Delta region, approximately 70 miles offshore, the appraisal well was drilled in 4,800 feet of water and encountered over 500 net feet of oil pay in multiple zones. One of the intervals tested at a rate of 10,000 barrels of oil per day of light, sweet crude. It is believed to be among the largest single finds in deepwater West Africa.

     We hold significant exploration acreage (approximately 2.7 million gross acres) in this deepwater trend off Nigeria. In addition to Block 216, we hold interests in Blocks 213, 215, 217 and 218, and we continue to evaluate new blocks as they become available. Our plans are to drill wells in all five of these blocks in 2000. We are well positioned to expand resource finds in this exciting new play.

     In Angola, we hold an interest in approximately 4.7 million gross acres. Included in this total are Blocks 1, 9, 20 and 22, all of which are in their exploration period. We plan to drill two exploration wells in Angola in 2000.

Brazil

     In order to continue finding significant new resources, we must acquire new lease positions in developing exploration plays.

     At Brazil's First License Round in Rio de Janeiro in June 1999, we were the successful bidder on three deepwater blocks, consisting of a 100% interest in BM-C-5 (Campos Basin), a 100% interest in BM-S-2 (Santos Basin), and a 32% interest in BM-ES-2 (Espirito Santo Basin). We acquired about 3.2 million gross acres in the sale.

     In addition to the License Round, we negotiated an interest in two exploration blocks with Petrobras, consisting of a 42.5% interest in BC-4 (Campos Basin) and a 20% interest in BS-4 (Santos Basin). In addition to the exploration blocks, we obtained a 42.5% interest in the Frade development (immediately east of Block BC-4), which contains a discovered reserve opportunity. As a result, we acquired about 2.9 million gross acres.

Gulf of Mexico

     We have the fourth largest acreage position in the deepwater Gulf of Mexico, where we hold about 2.4 million gross acres. We consider the Gulf of Mexico as one of our prime exploration focus areas. In 2000, we plan to drill up to five wells. The program will be focused on the highly prospective deepwater area that has yielded several significant industry discoveries.

Australia

     We continue to build a large gas resource base in Western Australia, where we currently hold 7.6 million gross acres. During 1999, we had two discoveries in Block WA-267-P at water depths greater than 3,500 feet. Geryon Well No. 1 revealed over 300 feet of net gas pay in three high-quality reservoir zones. Orthrus Well No. 1 found over 150 feet of net gas pay in a high-quality interval. We hold a 25% interest in Block WA-267-P, which is located north-northwest of the Gorgon complex. We plan to drill up to five exploration wells in 2000 in Blocks WA-267-P and WA-268-P, including Urania Well No. 1, a discovery announced in early 2000.

Development

     Our upstream strategy is centered on the development of high-margin, high-impact reserves. Results of this shift started to be realized in 1999.

Agbami

     Following the successful appraisal of the Agbami discovery well, we began engineering studies to develop this resource. Due to the water depth (greater than 4,500 feet of water), development concepts will include a floating production, storage and offloading unit (FPSO). Pre-qualification of contractors has begun for the FPSO and other items involving long lead times. We project that initial production will begin before 2004 and early estimates of plateau production rates range from 150,000 to 200,000 barrels of oil per day (100% basis).

Malampaya

     In October, we signed an agreement to acquire a 45% interest in the Malampaya Deep Water Natural Gas Project from Shell. The Malampaya field is located just northwest of the Philippine Island of Palawan. During 1999, we added 140 million BOE to our proved reserve base, which increased our international gas reserve base by 30%. The project is scheduled to deliver first gas by the end of 2001. We expect that our share of production will reach 240 million cubic feet per day by 2003.

     The Malampaya development was designed as an integrated natural gas-to-power project. Texaco's interest in the project only includes the installation and operation of the deepwater gas field along with the onshore gas plant. Under a 22-year supply agreement, the Malampaya Natural Gas Project will provide gas to three new gas turbine power plants on Luzon Island (total generation capacity of 7,100 megawatts). Other supply contracts are being contemplated.

     Construction of the field facilities is underway. In addition, the drilling of five development wells is planned for 2000.

Hamaca

     During 1999, we increased our equity in the Hamaca Project from 20% to 30%. The Hamaca Project is located in Venezuela's Orinoco Belt. It encompasses some 657 square kilometers and is believed to contain significant quantities of recoverable oil. The project consists of field development, which includes wells and production facilities, a pipeline to the port of Jose on the northern coast, and an upgrader plant. The upgrader plant will process the 16-degree API crude into a high-value 26 degree API oil. We anticipate that the project will produce up to 190,000 barrels of upgraded crude per day (100% basis) by 2004.

Karachaganak

     During 1999, we reached agreement with the Government of the Republic of Kazakhstan to amend the Karachaganak Final Production Sharing Agreement to allow for the construction of a 460-kilometer pipeline from Bolshoi-Chagan to Aytrau, Kazakhstan. The pipeline will link to the Caspian Pipeline Consortium pipeline and it is expected that it will ultimately provide the liquid transportation capability needed to increase production to 195,000 barrels of hydrocarbon liquids and 1.1 billion cubic feet of gas per day (100% basis). Presently, Karachaganak is producing approximately 65,000 barrels of hydrocarbon liquids and 340 million cubic feet of gas per day.

     Karachaganak is a world-class oil and natural gas field located in northwest Kazakhstan. The field was discovered in 1979 and contains significant quantities of recoverable oil and natural gas. The field will be developed in phases to match the capacity of export pipelines as they become available. The Government of the Republic of Kazakhstan approved our entry into the project in 1997. Texaco's interest in the field is 20%.

North Buzachi

     The successful conclusion of the pilot phase and the first lifting of crude at the North Buzachi field occurred during 1999. North Buzachi is located 120 miles north of the Caspian port city of Aktau, and contains significant quantities of recoverable oil and natural gas. We acquired our interest in 1998 and are operator of the project with a 65% interest.

     During this initial pilot phase, four wells were drilled, completed and placed in production. The primary purpose of the pilot project was to test the productivity of the reservoir. The tests exceeded expectations. An additional benefit was the testing of available export routes, which were also successful. Further studies will ascertain the percentage of recovery that is possible in the field.

Captain Expansion in the U. K. North Sea

     During 1999, we began construction of the facilities for the Captain Expansion Project. The project is expected to increase production capacity from the Captain field from 60,000 barrels of oil per day to 100,000 barrels of oil per day (100% basis). The expansion project involves the development of the eastern half of the Captain reservoir that was left undeveloped during the initial phase. The project consists of the installation of a subsea facility, the addition of a "bridge-linked platform" and the drillng of some development wells. We hold an 85% interest in the Captain field.

Gulf of Mexico

     During 1999, construction began on a production module for the Petronius project to replace the module that was dropped and sank during installation in December 1998. Production was originally scheduled to begin in mid-1999. The new module will be installed during the spring of 2000, and production is expected to commence by the fourth quarter.

     The Petronius field is located 130 miles southeast of New Orleans in 1,750 feet of water. The project consists of the installation of a compliant tower platform, production and water injection facilities, a gas export pipeline, and the completion of 14 development wells (six pre-drilled and eight new wells). Plateau production will be up to 60,000 barrels of oil per day and 100 million cubic feet of gas per day (100% basis). Our share of the field is 50%.

 Other

     Construction of facilities has begun or will begin soon on the following three developments in the North Sea:

o The Jade gas development was sanctioned by the U.K. Government in January 2000. The field is located in U.K. Block 30/2c in 250 feet of water. First production is scheduled for the fourth quarter of 2000 and the plateau production rate is expected to be 180 million cubic feet of gas per day and 16,000 barrels of condensate per day (100% basis). We have a 19.9% interest in the project.

o The Elgin-Franklin development is expected to begin production during 2000. The field is located in U.K. Blocks 22/30b, 22/30c, and 29/5b in 300 feet of water. Plateau production is expected to be 440 million cubic feet of gas per day and 125,000 barrels of condensate per day (100% basis). Our share of the development is 3.9%.

o In 1999, we and our partners began development of the Halfdan field, which was discovered earlier in the year. The field, originally called Nana, is located adjacent to the Dan and Gorm fields in the Danish sector of the North Sea. The field's close proximity to infrastructure is allowing for its rapid development and we expect production from the expanded facilities by 2001. Our share of the development is 15%.

     In China, development of the Qinhuangdao 32-6 field began in 1999. The field lies in 65 feet of water approximately 155 miles southeast of Beijing in the Bohai Bay. The development includes six platforms drilling about 170 wells over the next 2 1/2 years, a floating oil storage vessel, and an offshore mooring and offloading facility for export. We expect the field to start up in late 2001 with plateau production rates of 60,000 barrels of oil per day (100% basis). We entered the development in 1998 with a 24.5% interest.

     In Indonesia, development of the South Natuna Sea Block B Gas Project began in 1999. The project consists of the development of six offshore gas fields, including the associated wells, platforms, floating facilities, pipelines and a 28-inch, 300-mile gas transmission line to Singapore. First production is expected in 2001. Our share of the development is 25%. In 1999, Indonesia and Singapore executed the West Natuna Gas Sales Agreement, which marks the first international, conventional natural gas sales from Indonesia.

Production

     Our worldwide production of crude oil and natural gas declined by approximately 6% in 1999 to 1.2 million barrels of oil equivalent per day. U.S. production accounted for some 52% of total worldwide production, as compared to 55% in 1998. The production decline was most pronounced in the domestic areas due to natural field declines, asset sales and reduced investment in mature properties consistent with our focus on capital efficiency. International production was 579,000 BOE per day.

California

     In 1999, California production was level with 1998 at 169,000 BOE per day. Kern River continues to produce more than 100,000 barrels of oil per day for Texaco after celebrating its 100th year in May. Early in 1999, we traded our interest in six fields and two gas plants where we had a small interest for Aera Energy's interest in the Kern River field.

Gulf of Mexico

     Production from the Gemini subsea development began in July 1999. The field is located in Mississippi Canyon Blocks 292 and 247, approximately 90 miles southeast of New Orleans, Louisiana. Situated in 3,400 feet of water, the field is one of the first subsalt deepwater developments in the Gulf of Mexico. The field has produced at rates up to 200 million cubic feet per day of gas (100% basis). We operate the field and have a 60% interest.

North Sea

     Despite operational problems early in the year at the Captain and Erskine fields, the North Sea provided 191,000 barrels of oil equivalent per day in 1999. Production in Denmark was flat with 1998 while the U.K. sector was down 10%. Mechanical problems with the separation equipment on the Captain FPSO accounted for most of the shortfall.

Indonesia

     During 1999, production from Indonesia was 152,000 barrels of oil per day, down about 8% compared to 1998. Most of our Indonesia production comes from P.T. Caltex Indonesia (CPI), an exploration and production company owned 50% each by Texaco and Chevron. CPI operates under production-sharing contracts in Central Sumatra. We had lower production volumes as higher prices reduced our lifting entitlements for cost recovery under these production-sharing contracts.

Partitioned Neutral Zone

     During 1999, production from the Partitioned Neutral Zone increased almost 15%, to 124,000 barrels per day of crude oil. The increase was due to new wells drilled mainly at the Wafra and South Umm Gudair fields.

Reserves

     We replaced 111% of our worldwide combined oil and gas production in 1999, excluding purchases and sales. When purchases and sales are included, production replacement jumps to 137%. We also increased our worldwide gas reserves by 25%. Our overall reserve base grew by 4% to just over 4.8 billion BOE, our highest level since 1984. This increased the average life of our reserves to 10.3 years, the longest reserve life in over 20 years.

     As a result of our strategy to focus on high-margin, high-impact projects, reserves are growing faster internationally than in the U.S. Our U.S. reserves remained relatively flat at approximately 2.5 billion BOE. Approximately 49% (2.3 billion BOE) of worldwide reserves are now located in international areas. International production replacement for 1999 was 124%, excluding purchases and sales. However, including the effects of purchases and sales (primarily the Malampaya acquisition), production replacement increases to 186%.

Capital and Exploratory Expenditures

     During 1999, our upstream capital and exploratory expenditures were $2.7 billion. We spent approximately $900 million in the U.S. and $1.8 billion internationally. Our 1999 finding and development costs were $4.12 per BOE in the U.S. and $4.56 per BOE internationally. As we change the nature of our portfolio, there could be larger variations in our year-to-year finding and development costs. However, on a three-year or five-year moving average, we expect to stay very competitive. In fact, on a worldwide basis, our 1997-1999 average finding and development cost was $3.80 per BOE and our 1995-1999 average was $3.88 per BOE.

     We project our spending for 2000 on upstream projects to be $3.2 billion. Our spending profile reflects the shift to high-margin, high-impact projects. Spending on major development projects will increase to $1.5 billion. Exploration spending will remain at approximately $500 million for 2000.

              SUPPLEMENTARY EXPLORATION AND PRODUCTION INFORMATION

     The following tables provide supplementary information concerning the oil and gas exploration, development and production activities of Texaco Inc. and consolidated subsidiaries, as well as our equity in CPI, a 50%-owned affiliate operating in Other Eastern Hemisphere. Supplemental oil and gas information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," is incorporated herein by reference from pages 57 through 62 of our 1999 Annual Report to Stockholders.

     Reserves Reported to Other Agencies

     We provide information concerning recoverable, proved oil and gas reserve quantities to the U.S. Department of Energy and to other governmental bodies annually. Such information is consistent with the reserve quantities presented in Table I, Net Proved Reserves, beginning on page 57 of our 1999 Annual Report to Stockholders.

     Average Sales Prices and Production Costs--Per Unit

     Information concerning average sales prices and production costs on a per unit basis is incorporated herein by reference from page 61 of our 1999 Annual Report to Stockholders.

     Delivery Commitments

     During 2000, we expect that our net production of natural gas will approximate 2.1 billion cubic feet per day. This estimate is based upon our past performance and on our assumption that such gas quantities can be produced under operating and economic conditions existing at December 31, 1999. We did not factor in possible future changes in prices or world economic conditions into this estimate. These expected production volumes, together with the normal related supply arrangements, are sufficient to meet our anticipated delivery requirements under contractual arrangements. Over the last three years, approximately 31% of our proved developed natural gas reserves in the U.S. were covered by long-term sales contracts. These agreements are primarily priced at market.

Oil and Gas Acreage

                                                                                       As of December 31, 1999
                                                                                  --------------------------------
         Thousands of acres                                                       Gross                      Net
         ------------------                                                       -----                      -----
     Producing
         Texaco Inc. and Subsidiaries
              United States................................................        3,076                      1,739
              Other Western Hemisphere  ...................................           59                         28
              Europe  .....................................................          342                        125
              Other Eastern Hemisphere  ...................................        2,201                        991
                                                                                  ------                     ------
                  Total ...................................................        5,678                      2,883

         Equity in Affiliate...............................................          210                        105
                                                                                  ------                     ------
                         Total worldwide ..................................        5,888                      2,988
                                                                                  ------                     ------
     Undeveloped
         Texaco Inc. and Subsidiaries
              United States................................................        8,054                      5,805
              Other Western Hemisphere  ...................................       19,597                     12,014
              Europe  .....................................................        6,123                      2,281
              Other Eastern Hemisphere.....................................       36,375                     19,470
                                                                                  ------                     ------
                  Total ...................................................       70,149                     39,570

         Equity in Affiliate...............................................        1,746                        873
                                                                                  ------                     ------
                           Total worldwide.................................       71,895                     40,443
                                                                                  ------                     ------
                           Total oil and gas acreage.......................       77,783                     43,431
                                                                                  ======                     ======

Number of Wells Capable of Producing*

                                                                                      As of December 31, 1999
                                                                                  --------------------------------
     Oil wells                                                                    Gross                      Net
                                                                                  -----                      -----
         Texaco Inc. and Subsidiaries
              United States................................................       34,934                     17,683
              Other Western Hemisphere  ...................................          689                        230
              Europe  .....................................................          236                         69
              Other Eastern Hemisphere  ...................................        1,678                        648
                                                                                  ------                     ------
                  Total ...................................................       37,537                     18,630

         Equity in Affiliate...............................................        5,085                      2,543
                                                                                  ------                     ------
                           Total worldwide**...............................       42,622                     21,173
                                                                                  ======                     ======
     Gas wells
         Texaco Inc. and Subsidiaries
              United States................................................        7,785                      3,516
              Other Western Hemisphere  ...................................           33                         17
              Europe  .....................................................           55                          9
              Other Eastern Hemisphere  ...................................           54                         11
                                                                                  ------                     ------
                  Total ...................................................        7,927                      3,553

         Equity in Affiliate   ............................................           55                         28
                                                                                  ------                     ------
                            Total worldwide** .............................        7,982                      3,581
                                                                                  ======                     ======

--------------
  * Producible well counts include active wells and wells temporarily shut-in. Consistent with general industry practice, injection or service wells and wells shut-in that have been identified for plugging and abandonment have been excluded from the number of wells capable of producing.
 ** Includes 522 gross and 172 net multiple completion oil wells and 25 gross and 19 net multiple completion gas wells.


Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
                                                        -----------------------------------------------------------
                                                             1999                  1998                 1997
                                                        ---------------      ---------------        ---------------
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Subsidiaries
     United States.................................      3    15     10       14    14    26         32    22    35
     Other Western Hemisphere......................     --     1      2       --     2     2          1    --     1
     Europe........................................     --    --     --       --    --     1          4    --     1
     Other Eastern Hemisphere......................      2     2      4        4     4     2          1     3     5
                                                       ---   ---     --    -----   ---    --      -----   ---    --
       Total  .....................................      5    18     16       18    20    31         38    25    42
   Equity in Affiliate.............................     --    --     --        3    --    --          2    --    --
                                                       ---   ---     --    -----   ---    --      -----   ---    --
         Total worldwide...........................      5    18     16       21    20    31         40    25    42
                                                       ===   ===     ==    =====   ===    ==      =====   ===    ==
Net development wells
   Texaco Inc. and Subsidiaries
     United States.................................    345   100      7      585   106    14        769   165    23
     Other Western Hemisphere......................      9    --     --      109     3    --        107     1     3
     Europe.......................................       2     4     --       21     2    --          6     3    --
     Other Eastern Hemisphere......................     58     6      1       38    27    --         45     1    --
                                                       ---   ---     --    -----   ---    --      -----   ---    --
       Total ......................................    414   110      8      753   138    14        927   170    26
   Equity in Affiliate.............................    219    --     --      271    --    --        143     1    --
                                                       ---   ---     --    -----   ---    --      -----   ---    --
         Total worldwide...........................    633   110      8    1,024   138    14      1,070   171    26
                                                       ===   ===     ==    =====   ===    ==      =====   ===    ==

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


Additional Well Data                                                           As of December 31, 1999
                                                                ----------------------------------------------------
                                                                                                Pressure Maintenance
                                                                    Wells in the                --------------------
                                                                     process of
                                                                      drilling
                                                                ------------------------           Installations
                                                                Gross                Net            in operation
                                                                -----                ---            ------------
Texaco Inc. and Subsidiaries
   United States............................................       83                72                   333
   Other Western Hemisphere.................................        1                --                    21
   Europe...................................................        6                 1                    12
   Other Eastern Hemisphere.................................       21                 7                   258
                                                                  ---                --                   ---
     Total .................................................      111                80                   624
Equity in Affiliate.........................................        5                 3                     8
                                                                  ---                --                   ---
       Total worldwide......................................      116                83                   632
                                                                  ===                ==                   ===

DOWNSTREAM

Texaco International Marketing and Manufacturing

     Our Texaco International Marketing and Manufacturing (TIMM) unit sells high-quality fuel, lubricant and convenience products in over 60 countries throughout Latin America, the Caribbean, Europe and West Africa. TIMM also has four refineries located in the United Kingdom, the Netherlands, Panama and Guatemala.

     Our downstream business faced a difficult year in 1999 because of low margins resulting from rising crude prices, high product inventories, and the pervasive surplus of refining capacity. It was also a year of slow to negative economic growth and currency devaluation in Brazil and some Latin American countries. However, the resilience of our portfolio of businesses in Europe and Latin America enabled us to weather the storm very competitively.

     In the Caribbean and Latin America, we are a market leader. Fuel market shares are as high as 25% in most Caribbean and Central American countries, and one-fourth of our worldwide lubricant sales are in Latin America. The largest business is in Brazil, where sales are over 46 million barrels per year and our market share is 13.6% in retail fuels and 22% in lubricants. We have over 3,200 service stations in Brazil. Although petroleum growth in Brazil was negative in 1999, it is expected to rebound in 2000.

     We have over 500 service stations in the Andean Region, which is composed of Colombia, Ecuador, Peru and Venezuela. Excluding Venezuela, retail market share in the region is 16% and lubricant market share is 21%. In Venezuela, we are positioned to expand in the retail sector as privatization takes hold and the timing and economics become more favorable.

     In 1999, our business in Brazil and the Andean Region was significantly impacted by the economic recession and currency devaluation. To mitigate the effects of these problems, we took prompt actions, such as significant reductions in capital expenditures and expenses. In addition, we took steps to reduce our overall currency exposure in Latin America. In 1999, capital expenditures in South America were limited primarily to retail maintenance, environmental compliance and improvements in our distribution and manufacturing infrastructure.

     Economic forecasts for Brazil and the Andean region for the year 2000 are improved over 1999. Economically, Brazil is in better condition to react to tight global monetary conditions than it was a year ago. In the Andean region, country views are mixed. Of the four countries in the region, only Peru had positive real GDP growth last year. All of the other countries suffered through a severe economic recession. All are expected to recover somewhat this year, aided by higher commodity prices. However, there is still much uncertainty surrounding their economies.

     In the Caribbean and Central America, we operate in 34 countries through a network of over 1,300 service stations. The countries in this region were not significantly affected by the economic crisis in South America and Asia. Petroleum demand growth is projected to be about 3% per year. In this region, we have built on our excellent market share by investing in areas with the greatest potential. We will continue to grow by aligning ourselves with suppliers, major industrial customers, and other oil companies where we can capture infrastructure efficiencies.

     In 1999, refined product sales volumes in Latin America and West Africa, including our trading operations, increased almost 7%, led by our Caribbean and Central American operations. Throughout our marketing area, we achieved a $.43 per barrel expense reduction compared to 1998 as a result of our cost savings initiatives.

     The Latin America manufacturing segment consists of two equity refineries -- one in Escuintla, Guatemala, with a crude capacity of 16,000 barrels per day, and the other in Bahia Las Minas, Panama, with a crude capacity of 60,000 barrels per day. The Panama refinery manufactures finished products for local sales, canal sales, and export markets, while the Guatemala refinery supplies only internal country requirements.

     We continue to maximize returns from our substantial retail properties by increasing non-fuel retail income. One of our most successful non-fuel retail initiatives has been the development of the Star Mart(R) convenience store brand. We now have close to 250 Star Mart convenience stores throughout Latin America and the Caribbean and over 550 in Europe. Growth of the Star Mart concept has paralleled the strong growth of the regional economies and the increase in disposable income, making the convenience store concept more appealing to consumers. Non-fuel income represents a strategic growth opportunity for our international areas.

     In Europe, we have focused on regional markets, with our assets concentrated in the United Kingdom, Ireland and the Benelux countries. We also have a 50% interest in Hydro Texaco, a Scandinavian marketing joint venture with Norsk Hydro. In addition, we market lubricants in all other major European countries, ranking among the top ten lubricant marketers. We are the number one supplier of lubricants and coolants to original equipment manufacturers in Europe. Our lubricants group recently started two joint ventures: one in Romania and one with Tyumen Oil in Russia. Both joint ventures are expected to expand our lubricant presence in Eastern Europe.

     During the past two years, the U.K. market has recovered somewhat from the effects of price wars triggered by the aggressive growth of hypermarkets. With the stabilization of margins, we are growing our market share, primarily through the acquisition of dealers and asset swaps. In exchange for Texaco retail assets in Poland and Greece, we will receive Shell retail assets in the U.K. The Poland asset swap has been completed and the Greek asset swap is near completion. The addition of these assets will increase our U.K. retail market share from 8.2% to 10.0%. Our commercial sales business has expanded by more than 50% and now shows a more balanced portfolio of end-users, equity distributors, authorized distributors, resellers and spot sales. Our total gasoline market share in the U.K. has more than doubled from 7.5% in 1996 to 15.5% in 1999. Our lubricants division has made similar progress with a 41% increase in volume since 1997. A major factor in this increase is that 50% of all vehicles leaving U.K. assembly lines are being filled with our lubricants. All of our progress is the result of focused strategy, organizational efficiencies, reduced costs and increased customer focus.

     In our other European retail markets, we have double-digit market share and a strong presence. In Ireland, we have over 330 stations and a 17% market share. In the Benelux countries, we have over 1,000 stations and an 11% market share. In our Scandinavian joint venture, Hydro Texaco has over 930 stations and an 18% market share. Our strategies for these highly competitive markets are to grow the non-fuel and lubricant income, to reduce costs, and to optimize the network.

     In Europe, we have an interest in two refineries with a total capacity for Texaco of 328,000 barrels per day. We own the Pembroke refinery in Wales, U. K., which has the largest Fluid Catalytic Cracker and Alkylation units in Europe. It is one of the most modern and advanced refineries in Europe with very high motor gasoline yields and qualities. This refinery, with a crude capacity of 200,000 barrels a day, supplies our marketing requirements in the United Kingdom and Ireland, and also exports its high-quality gasoline to other parts of the world. It has a highly skilled, talented and innovative workforce, which provides competitive strength in the areas of health and safety performance and overall plant reliability. Pembroke has also aggressively reduced its costs as well, lowering its break-even margin by more than $.50 per barrel during the past two years.

     We also own a 31% interest in the 380,000-barrel-per-day Nerefco refinery in Rotterdam, a joint venture with British Petroleum. This refinery provides the main supply to our Netherlands marketing operations and, due to its excellent location in Rotterdam harbor, is a key supplier to the Rotterdam fuel market and to the German light products market. Both Pembroke and Nerefco are well positioned to economically comply with the European Union's fuel specifications for the year 2000 and beyond.

U.S. Downstream Alliances

     Our U.S. downstream operations include the operations of Equilon Enterprises LLC and Motiva Enterprises LLC. Equilon and Motiva jointly own Equiva Trading Company, which functions as the trading unit for both companies. They also jointly own Equiva Services LLC, which provides common financial, administrative, technical and other operational support to both companies.

     The formation of the U. S. Downstream Alliances created the opportunity to capture synergies and measurable business improvement initiatives. During the two years since the formation of the Alliances, the companies have remained focused on identifying and implementing the synergies as quickly as possible. Such an effort has enabled Equilon and Motiva, along with Equiva Trading and Equiva Services, to realize combined pre-tax cost savings and synergies in excess of $800 million, surpassing the Alliances' goal a full year ahead of schedule.

     The combination of Equilon and Motiva is the largest retail gasoline marketer in the U.S., having approximately a 15% share of the domestic gasoline market. The two companies have nine refineries with a combined capacity of about
1.6 million barrels per day and interests in about 30,600 miles of pipelines and distribute gasoline through about 23,700 retail outlets.

Equilon Enterprises LLC

     Equilon was formed and began operations in January 1998 as a joint venture between Texaco and Shell. Equilon, which is headquartered in Houston, Texas, combines major elements of Texaco's and Shell's western and midwestern U.S. refining and marketing businesses and their nationwide transportation and lubricants businesses. We own 44% and Shell owns 56% of the company.

     Equilon refines and markets gasoline and other petroleum products under both the Texaco and Shell brand names in all or parts of 32 states. Equilon is the seventh largest refining company in the U.S. with five refineries located in:
o  Anacortes, Washington

o  Bakersfield, California

o  Martinez, California

o  Los Angeles, California

o  Wood River, Illinois

     Equilon owns or has interests in 76 crude oil and product terminals. It is estimated to be the fifth largest retail gasoline marketer in the U.S., distributing products through approximately 9,700 service stations. Equilon has an estimated 6.8% share of the national gasoline market and an estimated 13.1% share of the gasoline market in its geographic area.

     During 1999, Equilon continued to integrate the operations that it acquired when the company was formed. Equilon Lubricants sold its Metairie (Louisiana) blending plant and shut down its base oil plant at Wood River (Illinois) during the year. In addition, as part of its refining system restructuring, Equilon sold its El Dorado, Kansas, refinery to Frontier Oil Corporation in November 1999 and expects to sell its Wood River, Illinois, refinery in 2000. In December 1999, Equilon purchased 12 product terminals, primarily located in the Midwest, further strengthening its distribution assets. Equilon began to implement plans that will enable it to restructure and strengthen its retail marketing system over the next several years. It also began a major initiative to improve supply chain management and to leverage the combined strength of Equilon and Motiva in supply acquisition.

Motiva Enterprises LLC

     Motiva was formed and began operations in July 1998 as a joint venture among Shell, Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco. Motiva combines Texaco's and Saudi Aramco's interests and major elements of Shell's eastern and Gulf Coast U.S. refining and marketing businesses. Texaco and Saudi Refining, Inc., each owns 32.5% and Shell owns 35% of Motiva. Texaco's and Saudi Aramco's interests in these businesses were previously conducted by Star Enterprise, a joint-venture partnership owned 50% by Texaco and 50% by Saudi Refining, Inc.

     Motiva refines and markets gasoline and other petroleum products under the Shell and Texaco brand names in all or part of 26 states and the District of Columbia, providing product to almost 14,000 Shell- and Texaco-branded retail outlets. Motiva has an estimated 8.0% share of the national gasoline market and an estimated 16.7% market share in its geographic area.

     Motiva is the sixth largest refiner in the U.S., capable of refining about 849,000 barrels a day. Motiva's refineries are located in:

o  Convent, Louisiana

o  Delaware City, Delaware

o  Norco, Louisiana

o  Port Arthur, Texas.

     Motiva also owns or has interests in 49 product terminals.

     In 1999, Motiva continued to undertake actions to identify and capture synergies. These efforts included the hydrotreater realignment at the Convent, Louisiana, refinery, a gasoline additives synergy, consolidation of the marketing staff, marketing retailer rent program standardization, and the reduction of insurance expense. Additional savings were realized through the coordinated procurement of certain hydrocarbon and non-hydrocarbon supplies.

Equiva Trading Company

     Equiva Trading provides supply and trading services for Equilon, Motiva and other affiliates of Texaco and Shell. In addition, Equiva Trading conducts a large and growing trading activity on behalf of Equilon. Equiva Trading buys and sells in excess of 7 million barrels of hydrocarbons per day in the physical markets, making it one of the largest petroleum supply and trading organizations in the world. Specific lines of business include acquisition, sales and trades of domestic and international crude oil and products; lease crude oil acquisition and marketing; marine chartering; and risk management support and services.

Equiva Services LLC

     Equiva Services provides common services to both Equilon and Motiva in areas such as brand management, retail operations, accounting, tax, treasury, information technology, safety, health and environment. Combining these common services, rather than having a separate service organization for each company, is one way that Equilon and Motiva are capturing the synergies of combination despite different ownership.

Caltex Corporation

     Caltex Corporation is jointly owned 50% each by Texaco and Chevron. Caltex operates in approximately 55 countries in Asia, Africa, the Middle East, New Zealand and Australia. Caltex refines crude oil and markets petroleum and convenience products through its subsidiaries and affiliates, and is also involved in distribution, shipping, storage, supply and trading operations. Caltex sales of crude oil and petroleum products were 1.8 million barrels per day in 1999.

     Caltex has been an active participant in the Asia-Pacific region for many years. The region is comprised of mature and developing markets. Caltex has followed strategies to compete in each of these markets. It competes aggressively in mature markets such as Hong Kong, Singapore, South Korea, Australia and New Zealand; and in developing countries such as Malaysia, Thailand, and the Philippines. Caltex is also actively pursuing opportunities in countries where demand is expected to grow significantly, such as Vietnam, Laos, Cambodia, Sri Lanka, India, and portions of Central and East Africa.

     Caltex is also active in the Middle East and eastern and southern Africa. In South Africa, Caltex has been a brand leader in gasoline, diesel and lubricants sales for many years, with about 1,100 retail outlets. Caltex also operates a major refinery in Capetown, South Africa.

     Caltex has interests in 11 fuel refineries with equity refining capacity of 850,000 barrels per day. Additionally, it has interests in two lubricant refineries, 17 lubricating oil blending plants and a network of ocean terminals and depots. Caltex continues to be a major supplier of refined products through its interests in large refineries in South Korea, Singapore and Thailand, where its Star refinery began to achieve significant economic benefits through synergies resulting from an operating alliance with a neighboring Shell refinery.

     Caltex conducts international crude oil and petroleum product logistics and trading operations from the South East Asia region oil hub in Singapore, providing 24-hour service to the Caltex system and to third parties that require crude oil, feedstocks, base oils and refined products.

     Caltex and its affiliates maintain a strong marketing presence through a network of 7,800 retail outlets, of which 4,500 are branded as Caltex. It also operates over 850 convenience stores, of which 650 are Star Marts. In addition to retail initiatives, Caltex has created specialized business units that are helping Caltex' operating companies position themselves for larger shares of the high-growth markets for lubricating oils and greases, aviation fuels, and LPG. An affiliate in South Korea is a major supplier of polypropylene, benzene, toluene and paraxylene to Korea's petrochemical industry.

     In 1999, Caltex completed a structural reorganization, changing from a geographic to a functional organizational structure. The new organization is flatter, and has improved channels of communication to manage and allocate resources more effectively. Caltex restructured its executive leadership team and relocated its corporate center from Dallas, Texas, to Singapore to be closer to its main operating areas. Caltex is already experiencing efficiencies from this new structure and anticipates future improvements.

     The year 1999 was an extremely difficult one for Caltex' South East Asian marketing operations. Consumer fuel demand recovered slowly following the 1997 Asian economic crisis, partly due to rapidly escalating international crude oil and refined product prices during the year. The market was oversupplied, demand growth was slow, and margins were under constant pressure. Caltex' response has been to maintain its focus on the factors that it can control - revenue enhancement, operating cost control and working capital reduction. Activities in East Africa and the Middle East were generally less significantly affected by the Asian economic crisis, and continued to provide reasonable returns throughout 1999.

     Refining margins in 1999 were at their lowest level in more than 10 years, due to worldwide oversupply of capacity, which was partly a result of the economic disruption in many Asian countries. However, the operating performance of Caltex' refineries has continued to improve, mitigating the effect of low margins to the extent possible. This was accomplished by focusing on full utilization of assets, incident-free operation, cost reductions, cost-effective investments and initiatives to improve efficiency and maintain the integrity of the refining assets. Additionally, as part of its refining system restructuring, Caltex sold its 50% interest in Koa Oil Company, Limited, a Japanese refining company.

     To achieve top competitive performance in each market, Caltex' business strategies are to:

o  improve the financial performance of its established business operations

o  selectively grow in emerging markets

o  increase non-fuel earnings through convenience stores

o  continue to focus on retail marketing in preferred areas

o  pursue initiatives to further reduce operating expenses and boost margins.

Fuel and Marine Marketing LLC (FAMM)

     FAMM was formed and began operations in November 1998 as a joint venture between Texaco and Chevron. FAMM, which is headquartered in White Plains, New York, combines the worldwide residual fuel and marine lubricants marketing businesses of both companies. We own 69% and Chevron owns 31% of the venture.

     FAMM has annual sales of 158 million barrels of fuel and 70 million gallons of marine lubricants. FAMM is a leading supplier of marine fuels, lubricants, coolants and industrial fuels, serving customers in over 400 ports and over 100 countries worldwide. FAMM's industrial customers include power plants throughout the world. During 1999, FAMM was successful in integrating the two companies and capturing the anticipated synergies and cost savings.


GLOBAL GAS AND POWER

     Our Global Gas and Power operations include the marketing of natural gas and natural gas liquids, gas processing plants, pipelines, power generation plants, gasification licensing and equity plants, and our hydrocarbons-to-liquids and fuel cell technology units. During 1999, responsibility for these activities was combined under a single senior executive, forming the Global Gas and Power segment. We can leverage our expertise in all aspects of fuels management and power project development and operations to bring forward projects utilizing a wide array of fuels.

Global Gas Marketing

     Texaco Natural Gas - North America (TNG) is a fully integrated midstream organization that offers a wide range of services including gas gathering, processing, transportation, storage, sales and purchases, and risk management for natural gas and natural gas liquids. TNG's primary objective is to grow shareholder worth by extracting value across the entire energy value chain - from the wellhead to the burner tip.

     The majority of TNG's assets are strategically located in the U.S. Gulf Coast area. TNG owns and/or operates one of the largest producer-owned gas pipeline systems in the U.S. consisting of more than 2,150 miles of pipe with over 50 interconnects to other intrastate and interstate pipelines. The system is comprised of three pipeline companies: Sabine Pipeline Company, Bridgeline Holdings, L.P., and Discovery Gas Transmission LLC.

     Sabine Pipeline features an open-access interstate natural gas pipeline that extends from Port Arthur, Texas, to the Henry Hub near Erath, Louisiana. The Henry Hub is the official delivery mechanism for the New York Mercantile Exchange's natural gas futures contracts. This is due in large part to Sabine's reputation for service, flexibility, and reliability.

     Effective March 1, 2000, Texaco and Enron Corp. formed a joint venture, Bridgeline Holdings, L. P., that combines their regional marketing services, intrastate pipelines and gas storage assets in southeast Louisiana. The new venture, to be headquartered in Houston, Texas, will have combined facilities consisting of more than 1,000 miles of transmission and distribution pipeline, 7 billion cubic feet (BCF) of salt dome storage capacity, with an additional 6 BCF in development and 33,050 horsepower of compression. Bridgeline Holdings expects to have sales of more than 1 BCF of natural gas per day. We own 60% and Enron owns 40% of the new venture.

     Bridgeline Holdings has physical connections with many of the major industrial companies, including some of the largest petrochemical, refining, ammonia and gas-fired electric utility firms in the world. With interconnects to pipelines from the Gulf of Mexico, customers are presented with access to abundant offshore supplies. The system also includes excellent delivery access to several interstate and intrastate pipelines that connect to the Northeast, Southeast and Mid-continent regions. In addition, the combined capabilities and interconnections of Bridgeline Holding's gas storage facilities at Sorrento and Napoleonville will substantially increase the flexibility and range of services that will be available to customers. The storage capacity will provide the flexibility to meet many gas needs, including emergency back-up, needle and seasonal peaking, winter/summer price hedging and gas future hedging.

     Discovery Gas Transmission, a major natural gas gathering and transmission pipeline in the offshore waters of the Gulf of Mexico, adds significant value from this key area in the Gulf. The 30-inch pipeline stretches 105 miles into the Gulf with numerous laterals to deepwater drilling fields and provides crucial capacity to a currently under-served area. The project also includes a gas processing plant in Larose, Louisiana, giving Gulf Coast producers a convenient means for gathering, processing, and transporting gas to market. In addition, Discovery has installed a 42,000-barrel-a-day fractionator at the site of our Paradis gas processing plant. We hold a one-third ownership interest in Discovery with partners, Williams Companies and British-Borneo.

     In addition to the Larose gas processing plant, TNG operates four natural gas processing plants located in South Louisiana, which have a combined capacity of 1.2 billion cubic feet a day. TNG also has an ownership interest in two other plants. These assets strategically position TNG to take advantage of the significant influx of natural gas, which we expect from deepwater developments in the Gulf of Mexico.

     TNG also has substantial natural gas liquid (NGL) assets in the state of Louisiana. We recently constructed the Texaco Expanded NGL Distribution System (TENDS) to further leverage our strategic position in South Louisiana and take advantage of increasing volumes of gas coming on shore from deepwater developments. This system integrates newly constructed and purchased pipelines with our existing assets. The result is an integrated bi-directional natural gas liquid pipeline, fractionation, and underground storage system with a combined pipeline length of about 500 miles, extending from Lake Charles to Alliance, Louisiana. The TENDS project has already provided a platform for expansion of our Louisiana infrastructure through numerous new connections and opportunities.

     The NGL Marketing Group transports and markets NGLs throughout the world, although its primary focus is North America. With sales averaging nearly 300,000 barrels a day, TNG is one of the largest marketers of NGLs in the industry. Marketing of propane to wholesale customers in the U.S. has provided a significant financial contribution for many years.

     In Ferndale, Washington, the NGL Marketing Group operates the largest NGL import/export terminal on the West Coast. This facility includes 750,000 barrels of storage for butane and propane. Drawing on product from Canada and local refineries, this terminal provides strategic access to markets including the Pacific Rim.

     The Gas Marketing Group markets 3.2 billion cubic feet per day of equity and third party gas to major North American utilities, industrial customers, and other marketing/trading companies. TNG ensures that we receive the highest netback price for its equity production as well as optimizing pipeline capacity. This unit provides customized and comprehensive risk management and other financial tools to enable customers and suppliers to structure deals consistent with their specialized needs. TNG also leases natural gas storage in strategic locations to take advantage of price arbitrage as well as handle production fluctuations. Further, TNG provides fuels management services to a number of our cogeneration partnerships.

     Internationally, during March 1999, we completed the sale of our United Kingdom retail gas marketing business and exited this low margin market. We exited our U. K. wholesale gas marketing business in late 1998.

Gasification

     Our gasification technology converts a wide variety of hydrocarbon feedstocks into a synthesis gas (syngas) comprised of hydrogen and carbon monoxide. The syngas can be used as a feedstock for other chemical processes or as a fuel for use in a gas turbine to produce power. We license this technology, develop and invest in projects using the technology, and operate gasification facilities.

     Recognized as the world leader in gasification technology, our proprietary Texaco Gasification Process (TGP) has been licensed to 69 plants under development, under construction or in operation in the refining, chemical and power generation sectors worldwide. Syngas production at these facilities exceeds 5.1 billion standard cubic feet per day. TGP projects that have recently been, or are soon to be, completed include:

o In Florida, Tampa Electric Company is licensing our integrated gasification combined-cycle (IGCC) technology for its 250-megawatt coal-fired power plant.

o In China, there are currently nine TGP plants in operation and three under construction, each producing syngas for chemical production. TGP's success in China led to the signing of a multi-plant agreement with Sinopec and the former Ministry of Chemical Industry to retrofit an additional nine plants that are currently using competitive technology.

o The $350 million Delaware Clean Power Project at Motiva's Delaware City Refinery will use TGP in the world's cleanest process for producing power (steam and electricity) from petroleum coke.

o In Italy, three refineries are constructing large, world-class IGCC power plants (we have taken a 24% equity interest in one of them). These TGP units will enable the refineries to convert high-sulfur residues into higher-value products such as hydrogen, electricity and steam that are used within the refineries or sold, if surplus to the refineries' needs. TGP will provide these refineries with wider flexibility with respect to crude selection, which can provide substantial financial savings, while minimizing wastes at these plants.

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

     To date, our largest U.S. cogeneration operations have burned natural gas to produce heat for steamflooding our Kern River oil field in California while simultaneously generating electricity. We are now adding to the list of 10 cogeneration facilities we presently operate with our partners in the U.S. These facilities produce enough electricity to power more than one million homes. Including projects under construction or development in which we have an equity share, our cogeneration and conventional power portfolio exceeds 2,000 megawatts.

     A major new project is in Indonesia, where subsidiaries of Texaco and Chevron and a private partner are building the largest cogeneration plant of its kind. The $190 million, 300-megawatt gas-fired plant will supply power and steam for use in steamflooding the Duri field in Indonesia's Central Sumatra.

     A key new gas turbine combined cycle power project in Thailand is nearing completion of construction. Developed with our partners Banpu and Edison Mission, this $400 million, 700-megawatt gas-fired plant will help to meet the growing power demands of a rapidly expanding economy.

     Through our gasification and cogeneration businesses, we are currently involved in power projects, either directly or indirectly, that will produce over 8,500 megawatts of power.

Texaco Energy Systems Inc.

     Texaco Energy Systems Inc. (TESI) was created in 1999 to explore opportunities to broaden our energy portfolio. Leveraging the strength of a global corporation, TESI is developing businesses related to fuel cells, hydrocarbons-to-liquids (HTL), and alternate fuels. As a technology-based company, we plan to apply energy expertise and proprietary technologies to make these emerging energy businesses a reality.

     With the creation of the new division, we systematically began evaluating opportunities in the fuel cell industry. We sought to determine whether we could leverage our recognized industry leadership in fuel processing and feed conversion into a joint-venture opportunity with a fuel cell supplier. That investigation led us to:

o    Create a Fuel Cell Technology Center at our Bellaire office complex;

o Begin the installation of an actual fuel cell to power part of the office complex load (which complex incidentally houses our major computing center); and

o Further investments in the area of feed conversion at our Montebello Technology Center.

     HTL technology makes possible the conversion of low-value carbon-bearing material such as stranded gas and heavy oil/petroleum coke from producing operations and refineries into high-quality diesel fuel as well as specialty products. The technology consists of syngas generation followed by conversion into liquids through the Fischer-Tropsch process. Our world-renowned gasification technology is a leading synthesis gas generating technology especially for liquid and solid feedstocks.

     We currently have agreements with more than one Fischer-Tropsch technology provider to ensure that the best technology is available for commercial deployment. The clean, high-quality diesel has high potential for use as a blending component with conventional refinery diesel. Such a blend, at least initially because of the limited availability of Fischer-Tropsch diesel, would be best suited for dedicated fleets in cities that are out of environmental compliance. Fischer-Tropsch diesel has the potential to be used also as a fuel for fuel cells. HTL is being evaluated as a potential solution for our natural gas production in Nigeria and for petroleum coke production from our Hamaca heavy oil upgrader in Venezuela.

     In 1999, TESI led a team of major industrial companies that was awarded a contract from the U.S. Department of Energy. The contract calls for the team to design an Early Entrance Co-Production plant for the production of electricity and high-quality diesel fuel using a combination of our proprietary gasification and Rentech Inc.'s Fischer-Tropsch technologies.


TECHNOLOGY

     Technology drives growth in our industry --and we are generating new technology and capturing greater value through fast, effective applications of technology. Below are a few key examples of how we are applying our technologies to create increased value.

Ultra-deepwater Drilling

     We are active in the development of Mudlift Drilling Technology, the largest single advancement in offshore drilling technology since the development of semi-submersible drilling rigs. The application of this technology will make offshore drilling in water depths beyond 10,000 feet a reality. This technology will reduce the cost of casing programs and allow greater productivity per well in water depths greater than 3,000 feet. It will also increase the safety of our drilling operations. This technology holds the key to making many deepwater developments economically feasible since it has the potential to reduce our costs by up to $10 million per well.

Stimulating Production - Encapsulated Acid

     We have developed and are commercializing a wellbore stimulation technique that will result in a vast improvement in oil and gas production rates and additional recovery of reserves from hydrocarbon formations. This will increase the profitability of our oil and gas fields in the United States, the Middle East, Kazakhstan and the U. K. North Sea. However, increased performance is only part of the story.

     In environmentally sensitive areas around the world (such as the U.K. North
Sea), the use of conventional acid treatment systems has been severely curtailed due to environmental concerns. Our new wellbore stimulation technology is unique because it uses a "food grade" acid, which eliminates many of the concerns associated with the conventional acid treatment systems. This new technology will allow us to greatly improve the performance of our oil and gas reservoirs, while further demonstrating our environmental stewardship.

Heavy Oil Upgrading

     We have a comprehensive oil-upgrading technology program aimed at developing and applying methods to enhance the value of our oil assets. The program targets oils that are heavy and contain significant amounts of sulfur, metals and acid, or that have low value with respect to benchmark crudes.

     Our strategy is to develop and apply upgrading technologies at the producing site to capture extra value from heavy crude production. For example, we have developed technology for effective sulfur removal and API gravity upgrading of heavy crude oil. During 1999, this technology was particularly effective in pilot testing with Middle Eastern crudes such as Arab Heavy, Ratawi and Eocene. In the case of the Eocene crude, it was effective in reducing sulfur content from 4.5% to 0.3%, while upgrading the crude oil from 20 degree API to 35 degree API.

     We are also focusing on the development of a radical new technology for sulfur and metals removal and for API upgrading. This includes low pressure and temperature sulfur oxidation technology and biodesulfurization. When commercialized, these new technologies will result in significant additional value.

Hydocarbons/Gas to Liquids Technology

     During 1999, we applied a "technology portfolio" approach to develop conversion technologies for both natural gas and low-value hydrocarbon products. The primary objective of this program is to develop technologies to convert remote natural gas resources to valuable middle distillates and increase the commercial value of these assets. The portfolio approach includes both in-house research and partnerships with various corporations and universities. We have established partnerships with Syntroleum Corp. and Rentech Inc. to advance the catalyst-based technologies to commercial viability. Through the Syntroleum venture, we are currently involved in a pilot test utilizing a promising new catalyst.

     Furthermore, we have been selected by the U.S. Department of Energy for multiple programs to develop conversion technologies employing our proprietary gasification process. The coupling of our gasification technology with new gas-to-liquids technology should provide an integral process that will improve the economics of the project and make more effective use of the total energy resources.

Extended-life Coolants

     Our commitment to advances in our downstream business is exemplified by the success of our extended-life motor-vehicle coolants. These products, which our scientists formulated from mixtures of carboxylic acids, increase protection capability for heavy-duty vehicles by up to 600,000 miles and keep cars going strong for at least 150,000 miles without a change. Today, our extended-life coolants are in new cars built by General Motors in the United States and by Ford, Volkswagen and Renault in Europe and in Caterpillar heavy-duty engines worldwide.

Leading Lubricant Technology

     Our lubricant technology is an industry leader in delivering products to automotive manufacturers that foster higher fuel economy and reduced environmental emissions, while extending equipment life and service intervals. We have pioneered advances in both Havoline passenger car engine and transmission lubrication, as well as Ursa Heavy Duty truck oils. This technology is currently used by a wide range of Original Equipment Manufacturers and their customers around the world, including the Ford Group, Renault, Nissan, Volvo, General Motors and Daimler Chrysler. Our most recent noteworthy addition is Toyota, which selected Texaco lubricant technology for its newly constructed engine, transmission and vehicle manufacturing plants throughout Europe.

Technology Services Via the Internet

     To provide our marine customers with up-to-date analytical results, comments and recommendations on the condition of the lubricants being used aboard their vessels, we have implemented a program that provides a quick, direct transmission of test results from Texaco's Ghent laboratory via the Internet. Customers can also access historical analysis data for all individual equipment onboard the vessel. FAMM, our fuel and marketing joint venture with Chevron Corporation, successfully launched this program in October 1999. On a yearly basis, some 45,000 sample analyses will be transmitted electronically to customers. The program, called FAST (FAMM Analysis Service Trending), will lower handling and reporting costs, while providing better and faster service to customers.

Technology Leadership

     In 1999, we implemented a new model for technology development, commercialization and value growth. This model continues our focus on extracting value from technology through its application to Texaco's resources. It also provides for added value from further development and application of these technologies beyond the scope of our current business focus.

     During 1999, we and our partners formed two new companies that will help to promote the broader development of two of Texaco's outstanding technologies.

     The first of these companies is Alto Technology, a wholly owned subsidiary that will further develop and commercialize the TEEMS (Texaco Energy and Environmental Multispectral Imaging Spectrometer) remote sensing technology. The market opportunities for this unique technology extend beyond the business focus of Texaco operations and include agriculture, land management and ecological activities.

     Alto Technology will continue to provide Texaco with remote sensing capability to help us identify potential oil deposits in environmentally sensitive areas, as we have previously done in the United States, Colombia, the Partitioned Neutral Zone and Indonesia.

     Similarly, we formed Magic Earth, LLC to further develop and expand the applications of Texaco's 3-D visualization technology. We will continue to use this technology to help discover large reserves and improve recovery from existing fields. Texaco holds a substantial interest in Magic Earth and will participate in defining the future direction of this revolutionary technology.

     Through the formation of Magic Earth, our 3-D visualization efforts will be expanded into other industries, and will lead to new technology products and applications from which our company can benefit.

                 ADDITIONAL INFORMATION CONCERNING OUR BUSINESS

Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support amounted to approximately $96 million in 1999, $138 million in 1998 and $147 million in 1997.

Environmental Expenditures

     Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 1999, and projections for 2000 and 2001, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from pages 28 and 29 of Texaco Inc.'s 1999 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies as of December 31, 1999 totaled 18,443 and as of December 31, 1998 totaled 24,628.

Sales to Significant Affiliates

     Sales by Texaco Inc. and subsidiary companies to significant affiliates totaled $4,839 million in 1999, $4,169 million in 1998 and $3,633 million in 1997.

Geographical Financial Data

     Information regarding geographical financial data of Texaco Inc. and subsidiary companies appears in Note 1, Segment Information, on pages 38 and 39 of Texaco Inc.'s 1999 Annual Report to Stockholders.

Stock Repurchase Program

     On March 20, 2000, we announced that we will resume our $1 billion common stock repurchase program. The program was suspended in 1998, with $474 million of common shares repurchased. We intend to purchase shares of our stock, subject to market conditions, through open market purchases or privately negotiated transactions.

Incorporation by Reference

     We have incorporated some data and information appearing in our 1999 Annual Report to Stockholders into Items 1, 2, 3, 5, 6, 7, 8 and 14 of this Form 10-K. No other data and information in our Annual Report to Stockholders is incorporated by reference into, or filed as part of, this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings

     Litigation--We have provided information about legal proceedings pending against Texaco Inc. and subsidiary companies in Note 15, "Other Financial Information, Commitments and Contingencies - Litigation" on page 55 of our 1999 Annual Report to Stockholders. Note 15 is incorporated here by reference.

     The Securities and Exchange Commission (SEC) requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of those proceedings that were either pending as of December 31, 1999, or settled during the fourth quarter of 1999.

o On June 9, 1992, the U.S. Environmental Protection Agency (EPA), Region VI, served an administrative complaint on Texaco Chemical Company (TCC). The complaint alleges that TCC violated the State Implementation Plan at its Port Neches, Texas chemical plant. We sold TCC to Huntsman Corporation on April 21, 1994, and, by agreement, we retained obligations applicable to events occurring at the plant prior to the closing date. The EPA is seeking civil penalties of $149,000.We are contesting liability.

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

o In March 1998, the U.S. Department of Justice (DOJ) filed a complaint against us regarding spills of oil and produced water at the Aneth Producing Field in Utah in violation of the Clean Water Act. The DOJ is seeking a penalty of approximately $2.3 million. We are contesting liability.

o On November 24, 1999, Texaco California Inc. (TCI) and the San Joaquin Valley Unified Air Pollution Control District (SJVUAPCD) settled a series of notices of violation filed in August 1999 by the SJVUAPCD. The notices alleged improper storage of organic material in tanks having a true vapor pressure in excess of 1.5 psia without vapor control. Under the settlement, TCI paid a penalty of $56,000 and agreed to sample and test materials in the tanks on a periodic basis. TCI also agreed to install vapor recovery on various facilities in the Midway-Sunset Field in Kern County, California.

o In December 1999, the SJVUAPCD issued 37 Notices of Violation to TCI alleging various permit violations, primarily in connection with a project to refurbish, replace, and expand the number of steam generators used in the Midway-Sunset Field in Kern County, California. It is possible that the agency might seek penalties in excess of $100,000.

o In December 1999, the DOJ notified us that it would file a complaint alleging that the Aneth gas plant, located near Montezuma Creek, Utah, violated Clean Air Act regulations when renovation work was done on the plant in 1991 and when asbestos-containing debris was cleaned up after an explosion in December 1997. The notice also alleged the Aneth Producing Field in Utah violated section 304 of the Emergency Planning and Community Right-to-Know Act for failing to provide proper notice to emergency response authorities about releases of sulfur dioxide in December 1997. The DOJ is expected to seek more than $100,000 in penalties. We are contesting liability.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of Texaco Inc.

     The executive and other elected officers of Texaco Inc. as of March 6, 2000 are:

               Name                         Age          Position
               ----                         ---          --------
         Peter I. Bijur...................  57       Chairman of the Board and Chief Executive Officer
         Patrick J. Lynch.................  62       Senior Vice President and Chief Financial Officer
         John J. O'Connor  ...............  53       Senior Vice President
         Glenn F. Tilton   ...............  51       Senior Vice President
         William M. Wicker ...............  50       Senior Vice President
         Bruce S. Appelbaum...............  52       Vice President
         Eugene G. Celentano..............  61       Vice President
         James F. Link....................  55       Vice President
         James R. Metzger.................  52       Vice President
         Robert C. Oelkers................  55       Vice President
         Deval L. Patrick.................  43       Vice President and General Counsel
         Elizabeth P. Smith...............  50       Vice President
         Robert A. Solberg................  54       Vice President
         Janet L. Stoner..................  51       Vice President
         Michael N. Ambler................  63       General Tax Counsel
         George J. Batavick...............  52       Comptroller
         Ira D. Hall......................  55       Treasurer
         Michael H. Rudy..................  56       Secretary

     For more than five years, each of the above listed officers of Texaco Inc., except for Messrs. Wicker, O'Connor, Patrick and Hall, has been actively engaged in the business of Texaco Inc. or one of its subsidiary or affiliated companies.

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

     Effective June 1, 1998, Mr. Hall joined Texaco as General Manager of Alliance Management. He was elected Treasurer of Texaco Inc. effective October 1, 1999. Prior to joining Texaco, Mr. Hall had been with International Business Machines (IBM) Corporation since 1985. Mr. Hall held a series of positions with IBM including Director of International Operations, Treasurer of IBM (US), Controller of IBM World Trade Corporation and Chairman and Chief Executive Officer of IBM WTC Insurance Corporation.

     There are no family relationships among any of the officers of Texaco Inc.

                                     PART II

     The following information, contained in Texaco Inc.'s 1999 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1999 Annual Report to Stockholders, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                                 1999
                                                                                             Annual Report
                                                                                            to Stockholders
Form 10-K Item                                                                              Page Reference
--------------                                                                              ---------------

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                                68 (a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      65
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 14-29

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
               Supplemental Market Risk Disclosures                                                 63

Item 8.    Financial Statements and Supplementary Data
               Description of Significant Accounting Policies                                      30-31
               Statement of Consolidated Income                                                     32
               Consolidated Balance Sheet                                                           33
               Statement of Consolidated Stockholders' Equity                                      34-35
               Statement of Consolidated Non-owner Changes in Equity                                36
               Statement of Consolidated Cash Flows                                                 37
               Notes to Consolidated Financial Statements                                          38-55
               Report of Independent Public Accountants                                             56
               Supplemental Oil and Gas Information                                                57-62
               Selected Quarterly Financial Data                                                    64

Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                Not applicable.



(a)  Only  the  data  and   information   provided  under  the  caption  "Common
     Stock-Market and Dividend Information" is deemed to be filed as part of this Annual Report on Form 10-K.

                                       28

                                    PART III

     The following information, contained in Texaco Inc.'s Proxy Statement dated March 14, 2000 relating to our 2000 Annual Meeting of Stockholders, is incorporated herein by reference. Except as indicated under Items 10, 11, 12 and 13, no other data and information appearing in this Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K. Page references are to the paper document version of Texaco Inc.'s 2000 Proxy Statement, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                            March 14, 2000
                                                                                            Proxy Statement
Form 10-K Item                                                                              Page Reference
--------------                                                                              --------------
Item 10.   Directors and Executive Officers of the Registrant
           --The Board of Directors
                  Section 16(a) Beneficial Ownership Reporting Compliance                            8
           --Item 1- Election of Directors                                                          9-12

Item 11.   Executive Compensation
           --The Board of Directors
                  Compensation of Directors                                                          7
                  Transactions With Directors and Officers                                           7
          --Summary Compensation Table                                                              20
          --Option Grants in 1999                                                                  21-22
          --Aggregated Option Exercises in 1999 and Year-End Option Values                          23
          --Retirement Plan                                                                         24

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --Description of Capital Stock                                                             1
           --Security Ownership of Directors and Management                                           8

Item 13.   Certain Relationships and Related Transactions
           --Transactions With Directors and Officers                                                 7


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 1999 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 1999 Annual Report to Stockholders, as provided to stockholders:


(a) The following documents are filed as part of this report:                      Texaco Inc.
                                                                                      1999
                                                                                  Annual Report
1. Financial Statements (incorporated by reference from the indicated            to Stockholders
   pages of Texaco Inc.'s 1999 Annual Report to Stockholders):                   Page Reference
                                                                                 ---------------
     Description of Significant Accounting Policies............................         30-31
     Statement of Consolidated Income for the three years
        ended December 31, 1999................................................          32
     Consolidated Balance Sheet at December 31, 1999 and 1998..................          33
     Statement of Consolidated Stockholders' Equity
        for the three years ended December 31, 1999............................         34-35
     Statement of Consolidated Non-owner Changes in Equity
        for the three years ended December 31, 1999 ...........................          36
     Statement of Consolidated Cash Flows for the three years
        ended December 31, 1999 ...............................................          37
     Notes to Consolidated Financial Statements................................         38-55
     Report of Independent Public Accountants..................................          56
2. Financial Statement Schedules

     We have included on page 34 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

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

     Financial Statement Schedules I, III, IV and V are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

3.   Exhibits

     --       (3.1) Copy of Restated Certificate of Incorporation of Texaco
                    Inc., as amended to and including August 4, 1999, including Certificate of Designations, Preferences and Rights of Series D Junior Participating Preferred Stock and Series G, H, I and J Market Auction Preferred Shares, filed as Exhibit
                    3.1 to Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, dated August 12, 1999, incorporated herein by reference, SEC File No. 1-27.

     --       (3.2) Copy of By-Laws of Texaco Inc., as amended to and including
                    April 27, 1999, filed as Exhibit 3.2 to Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, dated May 14, 1999, incorporated herein by reference, SEC File No. 1-27.

     --       (4.1) Form of Amended Rights Agreement, dated as of March 16,
                    1989, as amended as of April 28, 1998, between Texaco Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit I, pages 40 through 78, of Texaco Inc.'s proxy statement dated March 17, 1998, incorporated herein by reference, SEC File No. 1-27.

     --       (4.2) Instruments defining the rights of holders of long-term debt of Texaco Inc. and its subsidiary companies are not being filed, since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Texaco Inc. and its subsidiary companies on a consolidated basis. Texaco Inc. agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.

     --(10(iii)(a)) Form of severance agreement between Texaco Inc. and elected officers of Texaco Inc., filed as Exhibit 10(iii)(a) to Texaco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, dated March 25, 1999, incorporated herein by reference, SEC File No. 1-27.

     --(10(iii)(b)) Employment  agreement dated December 30, 1997,  between
                    Texaco Inc. and Mr. John J. O'Connor, Senior Vice President of Texaco Inc., filed as Exhibit 10(iii)(b) to Texaco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, dated March 25, 1999, incorporated herein by reference, SEC File No. 1-27.

     --(10(iii)(c)) Employment agreements dated July 18, 1997, between Texaco
                    Inc. and Mr. William M. Wicker, Senior Vice President of Texaco Inc., filed as Exhibit 10(iii)(c) to Texaco Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, dated March 25, 1999, incorporated herein by reference, SEC File No. 1-27.

     --(10(iii)(d)) Texaco Inc.'s 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A, pages 39 through 44 of Texaco Inc.'s proxy statement dated March 27, 1997, SEC File No. 1-27.

     --(10(iii)(e)) Texaco Inc.'s 1997 Incentive Bonus Plan, incorporated herein by reference to Appendix A, pages 45 and 46 of Texaco Inc.'s proxy statement dated March 27, 1997, SEC File No. 1-27.

     --(10(iii)(f)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages A-1 through A-8 of Texaco Inc.'s proxy statement dated April 5, 1993, SEC File No. 1-27.

     --(10(iii)(g)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages IV-1 through IV-5 of Texaco Inc.'s proxy statement dated April 10, 1989 and to Exhibit A of Texaco Inc.'s proxy statement dated March 29, 1991, SEC File No. 1-27.

     --(10(iii)(h)) Description of Texaco Inc.'s Supplemental Pension Benefits
                    Plan, incorporated herein by reference to pages 8 and 9 of Texaco Inc.'s proxy statement dated March 17, 1981, SEC File No. 1-27.

     --(10(iii)(i)) Description of Texaco Inc.'s Revised Supplemental Pension
                    Benefits Plan, incorporated herein by reference to pages 24 through 27 of Texaco Inc.'s proxy statement dated March 9, 1978, SEC File No. 1-27.

     --(10(iii)(j)) Description of Texaco Inc.'s Revised Incentive Compensation
                    Plan, incorporated herein by reference to pages 10 and 11 of Texaco Inc.'s proxy statement dated March 13, 1969, SEC File No. 1-27.

     --      (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco
                    on a Total Enterprise Basis.

     --      (12.2) Definitions of Selected Financial Ratios.

     --        (13) Copy of those portions of Texaco Inc.'s 1999 Annual Report to Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

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

     --        (27) Financial Data Schedule.

(b)  Reports on Form 8-K

     During the fourth quarter of 1999, Texaco Inc. filed a Current Report on Form 8-K relating to the following event:

     1.  October 25, 1999

            Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders, Texaco Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Texaco Inc. and subsidiary companies' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 24, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

New York, N.Y.
February 24, 2000

                                                                                                      Schedule II

                                                 Texaco Inc. and Subsidiary Companies
                                            Schedule II - Valuation and Qualifying Accounts
                                         For the Years Ended December 31, 1999, 1998 and 1997
                                                       (In Millions of Dollars)



                                            Balance at         Additions-Charged                       Balance at
                                             Beginning           to Costs and                              End
Description                                   of Year              Expenses            Deductions        of Year
-----------                                 ----------         -----------------       ----------      ----------


Year ended December 31, 1999
      1998 Employee Termination Benefits        $100                $ 48                  $121*         $ 27
                                                ====                ====                  ====          ====

      1996 Employee Termination Benefits        $ 12                $ --                  $  4          $  8
                                                ====                ====                  ====          ====

      Maintenance and Repairs -
         Major Facilities                       $ 40                $ 45                  $ 59          $ 26
                                                ====                ====                  ====          ====


Year ended December 31, 1998
      1998 Employee Termination Benefits        $ --                $115                  $ 15          $100
                                                ====                ====                  ====          ====

      1996 Employee Termination Benefits        $ 20                $ --                  $  8          $ 12
                                                ====                ====                  ====          ====

      Maintenance and Repairs -
         Major Facilities                       $120                $ 36                  $116          $ 40
                                                ====                ====                  ====          ====


Year ended December 31, 1997
      1996 Employee Termination Benefits        $ 72                $ 10                  $ 62          $ 20
                                                ====                ====                  ====          ====

      Maintenance and Repairs -
         Major Facilities                       $103                $135                  $118          $120
                                                ====                ====                  ====          ====



*        Includes cash payments of $109 million and transfers to long-term obligations of $12 million.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 24th day of March, 2000.


                                                             Texaco inc.
                                                            (Registrant)

                                                           MICHAEL H. RUDY
                                                By  ............................
                                                          (MICHAEL H. RUDY)
                                                            Secretary
Attest:
                 CALLI P. CHECKI
By   .................................
                (CALLI P. CHECKI)
               Assistant Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PETER I. BIJUR ............... Chairman of the Board and Chief Executive Officer
                                       (Principal Executive Officer)
PATRICK J. LYNCH ............. Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)
GEORGE J. BATAVICK ........... Comptroller
                                       (Principal Accounting Officer)

Directors:

         A. CHARLES BAILLIE                             SAM NUNN
         PETER I. BIJUR                                 CHARLES H. PRICE, II
         MARY K. BUSH                                   CHARLES R. SHOEMATE
         EDMUND M. CARPENTER                            ROBIN B. SMITH
         MICHAEL C. HAWLEY                              WILLIAM C. STEERE, JR.
         FRANKLYN G. JENIFER                            THOMAS A. VANDERSLICE





                 MICHAEL H. RUDY
By   .......................................
                (MICHAEL H. RUDY)
      Attorney-in-fact for the above-named
             officers and directors


                                                                  March 24, 2000

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 1999

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999





                                      INDEX





                                                                                         Page
                                                                                         ----

General Information                                                                        1-3

Independent Auditors' Report                                                                 4

Combined Balance Sheet                                                                     5-6

Combined Statement of Income                                                                 7

Combined Statement of Comprehensive Income                                                   7

Combined Statement of Stockholders' Equity                                                   8

Combined Statement of Cash Flows                                                             9

Notes to Combined Financial Statements                                                   10-22






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


                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


      The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. (collectively, the Stockholders) and was created in 1936 by its two owners to produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

o Caltex Corporation, a company incorporated in Delaware with its corporate headquarters in Singapore, that, through its many subsidiaries and affiliates, conducts refining, transporting, trading, and marketing activities in the Eastern Hemisphere;

o P. T. Caltex Pacific Indonesia, an exploration and production company incorporated and operating in Indonesia; and,

o American Overseas Petroleum Limited, a company incorporated in the Bahamas.

A brief description of each company's operations and other items follows. All reported amounts are in U.S. dollars.


Caltex Corporation (Caltex)
---------------------------

      Through its subsidiaries and affiliates, Caltex operates in approximately 55 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. These geographic areas comprise a broad diversity of mature, developing, and emerging markets. At the end of 1999, it had total assets of $7.9 billion, sales of 1.8 million barrels of crude oil and petroleum products per day, and total revenues of $13.8 billion for the year. Caltex is involved in all aspects of the downstream business: marketing, refining, distribution, transportation, storage, supply and trading operations; the corporation is also active in the petrochemical business through its affiliate in Korea. At year-end 1999, Caltex had more than 7,200 employees.

      The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 11 refineries with equity refining capacity of approximately 850,000 barrels per day. Additionally, it has interests in two lubricant refineries, 17 lubricant blending plants, and a network of ocean terminals and depots. Caltex also has an interest in a fleet of vessels, and owns or has equity interests in numerous pipelines. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore.


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

      CPI holds a Production Sharing Contract (PSC) in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. At the end of 1999, CPI had total assets of $2.4 billion, which generated total revenues of $1.1 billion for the year. Exploration is pursued over an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 1999 was over 746,000 barrels of crude oil per day. CPI entitlements are sold to its Stockholders, who use them in their systems or sell them to third parties. At year-end 1999, CPI had approximately 5,900 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

      AOPL and its subsidiary provide services for CPI and manage certain exploration, production operations, and geothermal and power generation projects in Indonesia in which Chevron and Texaco have interests, but not necessarily jointly. At year-end 1999, AOPL had approximately 213 employees, of which 8% were located in the United States.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


Supplemental Market Risk Disclosures
-------------------------------------

      The Group uses various derivative financial instruments for hedging and trading purposes. These instruments principally include interest rate and/or currency swap contracts, forward and option contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Positions are adjusted for changes in the exposures being hedged. Since the Group hedges only a portion of its market risk exposures, exposure remains on the unhedged portion. The Notes to the Combined Financial Statements provide additional data relating to derivatives and applicable accounting policies.

Debt and debt-related derivatives

      The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $2.2 billion and $2.0 billion, before the effects of related net interest rate swaps of $0.4 billion and $0.5 billion, at December 31, 1999 and 1998, respectively). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but lower risk fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

      Based on the overall interest rate exposure on variable rate debt and interest rate swaps at December 31, 1999 and 1998, a hypothetical change in the interest rates of 2% would change net income by approximately $25 million and $21 million in 1999 and 1998, respectively.

Crude oil and petroleum product derivatives

      The Group uses established petroleum futures exchanges, as well as "over-the-counter" instruments, including futures, options, swaps, and other derivative products to hedge a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group also enters into derivative contracts as part of its crude oil and petroleum product trading activities.

      The Group had net open petroleum derivative sales contracts of approximately $127 million at December 31, 1999, and net open petroleum derivative purchase contracts of approximately $68 million at December 31, 1998. As a sensitivity for these contracts, a hypothetical 10% change in crude oil and petroleum product prices would change net income by approximately $9 million and $5 million in 1999 and 1998, respectively.

Currency-related derivatives

      The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and options contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. The Group had net foreign currency purchase contracts of approximately $279 million and $370 million at December 31, 1999 and 1998 respectively, to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions in 1999 or 1998.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


New Accounting Standard
-----------------------

      Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board (FASB) in 1998. SFAS No. 133 establishes new accounting rules and disclosure requirements for derivative instruments and hedge transactions. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS 133. The Group will adopt SFAS No. 133 effective January 1, 2001, and is currently assessing the effects of adoption on its results of operations and financial position.


Year 2000 Compliance
--------------------

      The Group and its subsidiaries and affiliates experienced no major disruptions or other system or equipment problems resulting from the Year 2000
(Y2K) issue. During the year 1999 and the first few weeks of 2000, the Group, including its share of affiliates, spent approximately $17 million on Y2K issues, bringing the total spent since 1998 to approximately $32 million. The Group does not anticipate spending any significant additional funds on Y2K related activities.

                          Independent Auditors' Report
                          ----------------------------



To the Stockholders
The Caltex Group of Companies:

      We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 1999 and 1998, and the related combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, all expressed in United States of America dollars. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 12 to the combined financial statements, the Group changed its method of accounting for start-up costs in 1998 to comply with the provisions of the AICPA's Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities".




                                            KPMG

Singapore
February 7, 2000

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                                     ASSETS

                                                                                         As of December 31,
                                                                                     --------------------------
                                                                                     (Millions of U.S. Dollars)
                                                                                       1999              1998
                                                                                       ----              ----

Current assets:

    Cash and cash equivalents, including time deposits of
       $12 in 1999 and $17 in 1998                                                  $     225          $   178

    Marketable securities                                                                 117              106

    Accounts and notes  receivable,  less allowance for doubtful accounts of $43 in 1999 and $31 in 1998:
       Trade                                                                            1,048              629
       Affiliates                                                                         541              256
       Other                                                                              132              194
                                                                                    ---------          -------
                                                                                        1,721            1,079
    Inventories:
       Crude oil                                                                          170              167
       Petroleum products                                                                 427              418
       Materials and supplies                                                              26               26
                                                                                    ---------          -------
                                                                                          623              611

    Deferred income taxes                                                                  19                -
                                                                                    ---------          -------
           Total current assets                                                         2,705            1,974

Investments and advances:

    Equity in affiliates                                                                2,127            2,254

    Miscellaneous investments and long-term receivables,
      less allowance of $24 in 1999 and $21 in 1998                                        96              109
                                                                                    ---------          -------
           Total investments and advances                                               2,223            2,363

Property, plant, and equipment, at cost:

    Producing                                                                           4,732            4,386
    Refining                                                                            1,350            1,319
    Marketing                                                                           3,194            3,125
    Other                                                                                  14               15
                                                                                    ---------          -------
                                                                                        9,290            8,845
    Accumulated depreciation, depletion and amortization                               (4,120)          (3,747)
                                                                                    ---------          -------
           Net property, plant and equipment                                            5,170            5,098

Prepaid and deferred charges                                                              211              223
                                                                                    ---------          -------

           Total assets                                                             $  10,309          $ 9,658
                                                                                    =========          =======


            See accompanying notes to combined financial statements.

                                       5

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         As of December 31,
                                                                                     --------------------------
                                                                                     (Millions of U.S. Dollars)
                                                                                       1999              1998
                                                                                       ----              ----
Current liabilities:

    Short-term debt                                                                 $   1,588          $ 1,475
    Accounts payable:
       Trade and other                                                                  1,440            1,005
       Stockholders                                                                        44               28
       Affiliates                                                                          61               39
                                                                                    ---------          -------
                                                                                        1,545            1,072

    Accrued liabilities                                                                   163              181
    Deferred income taxes                                                                   -               25

    Estimated income taxes                                                                 99               86
                                                                                    ---------          -------
           Total current liabilities                                                    3,395            2,839


Long-term debt                                                                          1,054              930
Employee benefit plans                                                                     85              122

Deferred credits and other non-current liabilities                                      1,271            1,130
Deferred income taxes                                                                     206              208
Minority interest in subsidiary companies                                                  23               31
                                                                                    ---------          -------
           Total                                                                        6,034            5,260

Stockholders' equity:

    Common stock                                                                          355              355
    Capital in excess of par value                                                          2                2
    Retained earnings                                                                   4,117            4,151
    Accumulated other comprehensive loss                                                 (199)            (110)
                                                                                    ---------          -------

           Total stockholders' equity                                                   4,275            4,398
                                                                                    ---------          -------

           Total liabilities and stockholders' equity                               $  10,309          $ 9,658
                                                                                    =========          =======

            See accompanying notes to combined financial statements.

                                       6

                            CALTEX GROUP OF COMPANIES
                          COMBINED STATEMENT OF INCOME


                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. Dollars)
                                                                          1999          1998              1997
                                                                          ----          ----              ----
Revenues:
    Sales and other operating revenues(1)                              $  14,583       $  11,300        $  15,262
    Gain on sale of investment in affiliate                                   18               -                -
    Income in equity affiliates                                              252             108              390
    Dividends, interest and other income                                      62              97               47
                                                                       ---------       ---------        ---------
            Total revenues                                                14,915          11,505           15,699
Costs and deductions:
    Cost of sales and operating expenses(2)                               12,775           9,541           13,251
    Selling, general and administrative expenses                             582             676              580
    Depreciation, depletion and amortization                                 459             431              421
    Maintenance and repairs                                                  154             147              143
    Foreign exchange - net                                                    11              16              (55)
    Interest expense                                                         152             172              146
    Minority interest                                                          2               3                3
                                                                       ---------       ---------        ---------
            Total costs and deductions                                    14,135          10,986           14,489
                                                                       ---------       ---------        ---------
Income before income taxes                                                   780             519            1,210
Provision for income taxes                                                   390             326              364
                                                                       ---------       ---------        ---------
Income before cumulative effect of accounting change                         390             193              846
Cumulative effect of accounting change (no tax benefit)                        -             (50)               -
                                                                       ---------       ---------        ---------
Net income                                                             $     390       $     143        $     846
                                                                       =========       =========        =========

   (1) Includes sales to:
       Stockholders                                                       $1,916          $1,333           $1,562
       Affiliates                                                          3,970           2,121            2,906
   (2) Includes purchases from:
       Stockholders                                                       $1,491          $1,233           $2,041
       Affiliates                                                          1,121           1,353            1,701


                            CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF COMPREHENSIVE INCOME

                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. Dollars)
                                                                             1999         1998            1997
                                                                             ----         ----            ----

Net income                                                             $     390       $     143        $     846
Other comprehensive income:
    Currency translation adjustments:
       Change during the year                                                 (5)            (10)             (84)
       Reclassification to net income for sale of investment in affiliate    (63)              -                -
    Unrealized gains/(losses) on investments:
       Change during the year                                                 32               8              (23)
       Reclassification of gains included in net income                      (64)              -               (3)
       Related income tax benefit (expense)                                   11              (1)              14
                                                                       ---------       ---------        ---------
            Total other comprehensive loss                                   (89)             (3)             (96)
                                                                       ---------       ---------        ---------

Comprehensive income                                                   $     301       $     140        $     750
                                                                       =========       =========        =========

            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. Dollars)
                                                                            1999            1998             1997
                                                                            ----            ----             ----


Common stock and capital in excess of par value                        $     357       $     357        $     357
                                                                       =========       =========        =========



Retained earnings:
    Balance at beginning of year                                       $   4,151       $   4,342        $   3,910
       Net income                                                            390             143              846
       Cash dividends                                                       (424)           (334)            (414)
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $   4,117       $   4,151        $   4,342
                                                                       =========       =========        =========


Accumulated other comprehensive loss:

Cumulative translation adjustments:
    Balance at beginning of year                                       $    (130)      $    (120)       $     (36)
       Change during the year                                                 (5)            (10)             (84)
       Reclassification to net income for sale of investment
           in affiliate                                                      (63)              -                -
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $    (198)      $    (130)       $    (120)
                                                                       =========       =========        =========

Unrealized holding gain on investments, net of tax:
    Balance at beginning of year                                       $      20       $      13        $      25
       Change during the year                                                 19               7              (11)
       Reclassification of gains included in net income                      (40)              -               (1)
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $      (1)      $      20        $      13
                                                                       =========       =========        =========

Accumulated other comprehensive loss - end of year                     $    (199)      $    (110)       $    (107)
                                                                       =========       =========        =========



Total stockholders' equity - end of year                               $   4,275       $   4,398        $   4,592
                                                                       =========       =========        =========

            See accompanying notes to combined financial statements.

                                       8

                            CALTEX GROUP OF COMPANIES
                        COMBINED STATEMENT OF CASH FLOWS



                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. Dollars)
                                                                            1999            1998             1997
                                                                            ----            ----             ----
Operating activities:
    Net income                                                         $     390       $     143        $     846
    Reconciliation to net cash provided by operating activities:
       Depreciation, depletion and amortization                              459             431              421
       Dividends less than income in equity affiliates                      (181)             (8)            (347)
       Net losses on asset disposals/write-downs                              34              50               16
       Deferred income taxes                                                 (58)             92              (51)
       Prepaid charges and deferred credits                                  154              59              103
       Changes in operating working capital                                 (190)            316             (150)
       Gain on sale of investment in affiliate                               (18)              -                -
       Other                                                                 (25)             35              (13)
                                                                       ---------       ---------        ---------
            Net cash provided by operating activities                        565           1,118              825

Investing activities:
    Capital expenditures                                                    (580)           (761)            (905)
    Investments in and advances to affiliates                                 (1)           (211)             (10)
    Purchase of investment instruments                                       (11)           (114)             (39)
    Sale of investment instruments                                             -              90               73
    Proceeds from sale of investments in affiliates                          249               -                -
    Proceeds from asset sales                                                 16               9              156
                                                                       ---------       ---------        ---------
            Net cash used for investing activities                          (327)           (987)            (725)

Financing activities:
    Debt with terms in excess of three months :
       Borrowings                                                            959             849              845
       Repayments                                                           (824)           (701)            (628)
    Net increase (decrease) in other debt                                    118             (22)             323
    Funding provided by minority interest                                      -              17                -
    Dividends paid, including minority interest                             (424)           (334)            (414)
                                                                       ---------       ---------        ----------
            Net cash (used for) provided by financing activities            (171)           (191)             126

Effect of exchange rate changes on cash and cash equivalents                 (20)            (44)            (150)
                                                                       ---------       ---------        ---------

Cash and cash equivalents:
    Net change during the year                                                47            (104)              76
    Beginning of year balance                                                178             282              206
                                                                       ---------       ---------        ---------
    End of year balance                                                $     225       $     178        $     282
                                                                       =========       =========        =========




            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Summary of significant accounting policies

Principles of combination The combined financial statements of the Caltex Group of Companies (Group) include the accounts of Caltex Corporation and subsidiaries, American Overseas Petroleum Limited and subsidiary, and P.T.Caltex Pacific Indonesia. Intercompany transactions and balances have been eliminated. Subsidiaries include companies owned directly or indirectly more than 50% except cases in which control does not rest with the Group. The Group's accounting policies are in accordance with U.S. generally accepted accounting principles, and the Group's reporting currency is the U.S. dollar.

Translation of foreign currencies The U.S. dollar is the functional currency for all principal subsidiary and affiliate operations. Prior to October 1, 1997, the Group used the local currency as the functional currency for its affiliates in Korea and Japan due to the regulatory environments in those countries. The regulatory environments in Korea and Japan changed in 1997. The Group concluded that deregulation in Korea and Japan represented a significant change in economic facts and circumstances. Accordingly, effective October 1, 1997, the Group changed the functional currency for its affiliates in Japan and Korea from the local currency to the U. S. dollar. The change in functional currency was applied on a prospective basis.

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

Inventories Inventories are valued at the lower of cost or current market, except as noted below. Crude oil and petroleum product inventory costs are primarily determined using the last-in, first-out (LIFO) method, and include applicable acquisition and refining costs, duties, import taxes, freight, etc. Materials and supplies are stated at average cost. Certain trading-related inventory, which is highly transitory in nature, is marked-to-market.

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

      Long-lived assets, including proved developed oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted-future-net-before-tax cash flows. Impaired assets are written down to their fair values, and impaired assets held for sale are recorded at their fair value less cost to sell.

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

Derivative financial instruments and energy trading contracts The Group uses various derivative financial instruments for hedging purposes. These instruments include interest rate and/or currency swap contracts, forward and options contracts to buy and sell foreign currencies, and commodity futures, options, swaps and other derivative instruments. Hedged market risk exposures include certain portions of assets, liabilities, future commitments and anticipated sales. Prior realized gains and losses on hedges of existing non-monetary assets are included in the carrying value of those assets. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the underlying hedged transaction is recognized in income. If the derivative instrument ceases to be a hedge, the related gains and losses are recognized currently in income. Gains and losses on derivative instruments that do not qualify as hedges are recognized currently in income.

      The Group also enters into energy contracts as a part of its crude oil and petroleum product trading activities. Trading contracts are recorded at market value and related gains and losses are recorded on a net basis in cost of sales and operating expenses as the market values change. The net gains and losses from trading contracts were not material to the Group's results of operations for 1999 and 1998.

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

Reclassifications Certain reclassifications have been made to the prior year amounts of sales and cost of sales in the combined statement of income to conform to the 1999 presentation of gains and losses related to certain commodity contracts.


Note 2  -  Asset Sale

      In 1997 Caltex Trading and Transport Corporation, a subsidiary of the Group, sold for cash its 40% interest in its Bahrain refining joint venture plus related assets at net book value of approximately $140 million.


Note 3  -  Inventories

      The reported value of inventory at December 31 1999 was less than its current cost by approximately $104 million. The reported value of inventory at December 31, 1998 approximated its current cost. In 1998 and 1997, certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced net income $18 million in 1998 and $36 million in 1997. The market valuation adjustment reserves established in prior years were eliminated as market prices improved in 1999 and the physical units of inventory were sold. Elimination of these reserves increased net income in 1999 by $71 million. At December 31, 1999, inventories were reported at LIFO carrying cost.

      Inventory quantities valued on the LIFO basis were reduced at certain locations during the periods presented. Such inventory reductions increased net income in 1999 by $41 million, and decreased net income by $4 million and $5 million (net of related market valuation adjustments of $1 million and $14 million) in 1998 and 1997, respectively.


Note 4  -  Equity in affiliates

      Investments in affiliates at equity include the following:

                                                                                            As of December 31,
                                                                                        --------------------------
                                                                                        (Millions of U.S. Dollars)

                                                                          Equity %          1999             1998
                                                                          --------          ----             ----

      Caltex Australia Limited                                                50%      $     260        $     324
      Koa Oil Company, Limited (sold August, 1999)                            50%              -              298
      LG-Caltex Oil Corporation                                               50%          1,441            1,170
      Star Petroleum Refining Company, Ltd.                                   64%            269              304
      All other                                                           Various            157              158
                                                                                       ---------        ---------
                                                                                       $   2,127        $   2,254
                                                                                       =========        =========

      The carrying value of the Group's investment in its affiliates in excess of its proportionate share of affiliate net equity is being amortized over approximately 20 years.

      In 1999, Caltex Corporation sold its 50% interest in Koa Oil Company, Limited (Koa) with a net book value of approximately $219 million, to Nippon Mitsubishi Oil Corp, for approximately $237 million in cash. As a result of the sale, Caltex incurred additional U.S. tax liabilities of approximately $81 million.

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

      The remaining interest in Star Petroleum Refining Company Ltd. (SPRC) is owned by a governmental entity of the Kingdom of Thailand. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position before the year 2001; however, it is likely that this requirement will be delayed in view of the current economic difficulties in the region.

      Shown below is summarized combined financial information for affiliates at equity (in Millions of U.S. Dollars):

                                                 100%                                 Equity Share
                                        ----------------------                   ----------------------
                                          1999          1998                       1999         1998
                                        ---------    ---------                   --------     ---------

      Current assets                     $ 3,005     $  3,689                    $ 1,535      $ 1,855
      Other assets                         6,333        7,689                      3,287        4,004

      Current liabilities                  3,351        3,547                      1,816        1,795
      Other liabilities                    1,883        3,505                        937        1,866
                                         -------     --------                    -------      -------

      Net worth                          $ 4,104     $  4,326                    $ 2,069      $ 2,198
                                         =======     ========                    =======      =======


                                                 100%                                 Equity Share
                                     ----------------------------            -----------------------------
                                       1999      1998      1997                 1999      1998     1997
                                     --------  -------- ---------            --------- --------- ---------

      Operating revenues             $ 12,796   $ 11,811  $ 14,669            $ 6,511    $ 5,968   $ 7,452
      Operating income                    726      1,101     1,078                358        539       532
      Net income                          539        193       853                252         58       390


      Cash dividends received from these affiliates were $71 million, $50 million, and $43 million in 1999, 1998, and 1997, respectively.

      The summarized combined financial information shown above includes the cumulative effect of the accounting change in 1998 as described in note 12.

      Retained earnings as of December 31, 1999 and 1998 includes $1.4 billion which represents the Group's share of undistributed earnings of affiliates at equity.


Note 5  -  Short-term debt

      Short term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 1999 and 1998 were 6.5% and 7.3%, respectively. Unutilized lines of credit available for short-term financing totaled $0.8 billion as of December 31, 1999.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 6  -  Long-term debt

      Long-term debt, with related interest rates for 1999 and 1998 consist of the following:

                                                                              As of December 31,
                                                                           --------------------------
                                                                           (Millions of U.S. Dollars)

                                                                              1999           1998
                                                                              ----           ----

      U.S. dollar debt:
         Variable interest rate loans with average rates
             of 6.4% and 5.5%, due 2001-2009                             $    481         $   454
         Fixed interest rate term loans with average rates of 6.1%
           and 6.4%, due 2001-2004                                            246             130

      Australian dollar debt:
         Fixed interest rate loan with 12.4% rate due 2001                    205             211

      New Zealand dollar debt:
         Variable interest rate loans with average rates
             of 5.6% and 5.0%, due 2001-2003                                   70              78
         Fixed interest rate loan with 8.09% rate                               -               5

      Malaysian ringgit debt:
         Fixed interest rate loans with average rates of 7.81%
           and 9.16%, due 2001                                                 24              33

      South African rand debt:
         Fixed interest rate loan with 17.8% rate due 2003                      8               8

      Other - variable interest rate loans with average rates
             of 15.3% and 5.8%, due 2001-2007                                  20              11
                                                                         --------         -------
                                                                         $  1,054         $   930
                                                                         ========         =======


      Aggregate maturities of long-term debt by year are as follows (in Millions of U.S. Dollars): 2000 - $148 (included in short-term debt); 2001- $508; 2002 - $333; 2003 - $110; 2004 - $21; and thereafter - $82.


Note 7  -  Operating leases

      The Group has operating leases involving various marketing assets for which net rental expense was $112 million, $103 million, and $105 million in 1999, 1998, and 1997, respectively.

      Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in Millions of U.S. Dollars): 2000 - $66; 2001 - $42; 2002 - $30; 2003 - $13; 2004 - $10; and 2005
and thereafter - $37.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 8  -  Employee benefit plans

      The Group has various retirement plans, including defined benefit pension plans, covering substantially all of its employees. The benefit levels, vesting terms and funding practices vary among plans. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the various plans, primarily foreign, and inclusive of affiliates at equity.

                                                                                    As of December 31,
                                                                        -----------------------------------------
                                                                                (Millions of U.S. Dollars)

                                                                                            Other Post-retirement
                                                                                            ---------------------
                                                                        Pension Benefits          Benefits
                                                                        ----------------          --------
                                                                         1999        1998          1999     1998
                                                                         ----        ----          ----     ----
      Change in benefit obligations:
         Benefit obligation at January 1,                              $  400      $  405        $   79    $  64
         Service cost                                                      23          19             1        2
         Interest cost                                                     26          31             8        6
         Actuarial (gain) loss                                              7          32            (5)      11
         Benefits paid                                                    (39)        (72)           (4)      (4)
         Settlements and curtailments                                    (117)        (26)            -        5
         Foreign exchange rate changes                                      7          11            (1)      (5)
                                                                       ------      ------        ------    -----
         Benefit obligation at December 31,                            $  307      $  400        $   78     $ 79
                                                                       ======      ======        ======    =====
      Change in plan assets:
         Fair value at January 1,                                      $  333      $  322        $    -    $   -
         Actual return on plan assets                                      37          47             -        -
         Group contribution                                                42          62             4        4
         Benefits paid                                                    (39)        (72)           (4)      (4)
         Settlements                                                     (105)        (26)            -        -
         Foreign exchange rate changes                                     11           -             -        -
                                                                        -----      ------        ------    -----
         Fair value at December 31,                                    $  279      $  333        $    -    $   -
                                                                       ======      ======        ======    =====

      Accrued benefit costs:
         Funded status                                                 $  (28)     $  (67)       $  (78)   $ (79)
         Unrecognized net transition liability                              2           4             -        -
         Unrecognized net actuarial losses                                 23          11            17       23
         Unrecognized prior service costs                                   7           9             -        -
                                                                       ------      ------        ------    -----
         Prepaid (accrued) benefit cost recognized                      $   4      $  (43)       $  (61)   $ (56)
                                                                       ======      ======        ======    =====

      Amounts recognized in the Combined Balance Sheet:
         Prepaid benefit cost                                          $   32      $   27        $    -    $   -
         Equity in affiliates                                               -         (30)            -        -
         Accrued benefit liability                                        (28)        (40)          (61)     (56)
                                                                       ------      ------        -------   ------
         Prepaid (accrued) benefit cost recognized                     $    4      $  (43)       $  (61)   $ (56)
                                                                       ======      ======        ======    =====

      Weighted average rate assumptions:
         Discount rate                                                    8.9%        7.6%         10.9%     10.0%
         Rate of increase in compensation                                 6.9%        5.4%          4.0%      4.0%
         Expected return on plan assets                                  10.4%        9.6%           n/a      n/a

        Settlements and curtailments in 1999 include sale of investment in Koa. (see Note 4)

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 8  -  Employee benefit plans - continued

                                                                                As of December 31,
                                                                            --------------------------
                                                                            (Millions of U.S. Dollars)
                                                                                       1999       1998
                                                                                       ----       ----
Pension plans with accumulated benefit obligations in excess of assets
      Projected benefit obligation                                                     $   25     $184
      Accumulated benefit obligation                                                       13      157
      Fair value of assets                                                                  -       87

The 1999 reduction is due to sale of investment in Koa (see Note 4)

                                                                              Year ended December 31,
                                                                         ------------------------------
                                                                            (Millions of U.S. Dollars)
                                                                         1999         1998         1997
                                                                         ----         ----         ----
Components of Pension Expense
      Service cost                                                       $  23        $   19       $   26
      Interest cost                                                         26            31           44
      Expected return on plan assets                                       (27)          (28)         (36)
      Amortization of prior service cost                                     3             1            3
      Recognized net actuarial loss                                          1             5            3
      Curtailment/settlement loss                                           16            21            -
                                                                         -----        ------       ------
          Total                                                          $  42        $   49       $   40
                                                                         =====        ======       ======

Components of Other Post-retirement Benefits
      Service cost                                                       $   1        $    2       $    2
      Interest cost                                                          8             6            6
      Special termination benefit recognition                                -             3            -
      Curtailment recognition                                                -             3            -
                                                                         -----        ------       ------
                                                                         $   9        $   14       $    8
                                                                         =====        ======       ======

      Other post-retirement benefits are comprised of contributory healthcare and life insurance plans. A one percentage point change in the assumed health care cost trend rate of 8.9% would change the post-retirement benefit obligation by $8 million and would not have a material effect on aggregate service and interest components.


 Note 9  -  Commitments and contingencies

      In 1997, Caltex received a claim from the United States Internal Revenue Service (IRS) for $292 million in excise tax, along with penalties and interest, bringing the total to approximately $2 billion. Caltex was required to provide the IRS with a standby letter of credit securing the performance of Caltex' obligations to the IRS if the claim was upheld by the courts. Pursuant to Caltex' ongoing discussions with the IRS and the Justice Department, Caltex' offer to settle the claim was accepted and the remaining amount of the assessment was conceded. On December 22, 1999, Caltex settled the claim in the amount of tax of $9.1 million plus accrued interest of $55.7 million due under the terms of the settlement. Accordingly, the letter of credit was terminated and the parties filed a stipulation with the United States Court of Federal Claims to dismiss the case and the case was dismissed. The majority of the settlement was applied against reserves established prior to 1999 and there was no significant impact on 1999 net income.

      Caltex also is involved in IRS tax audits for years 1987 to 1993. While no claims by the IRS are outstanding for these years, in the opinion of management, adequate provision has been made for income taxes for all years either under examination or subject to future examination.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 9  -  Commitments and contingencies - continued

      Caltex and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying products for Caltex (Philippines) Inc. (a subsidiary of Caltex) in connection with a contract of affreightment. Although Caltex had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against Caltex. The major suit filed in the U.S. (Louisiana State Court) does not mention a specific monetary recovery although the pleadings contain a variety of demands for various categories of compensatory as well as punitive damages. Consequently, no reasonable estimate of damages involved or being sought can be made at this time. Caltex is actively pursuing dismissal of all Philippine litigation on the strength of a Philippine Supreme Court decision absolving it of any responsibility for the collision. Caltex is also seeking dismissal of the Louisiana litigation in reliance on various statutory, procedural and substantive grounds.

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

      A Caltex subsidiary has a contractual commitment until 2007 to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments under this contract, based on current pricing and projected growth rates, are approximately $700 million per year. Purchases (in billions of U.S. dollars) under this and other similar contracts were $0.7, $0.8 and $1.0 in 1999, 1998 and 1997, respectively.

      Caltex is contingently liable for sponsor support funding for a maximum of $278 million in connection with an affiliate's project finance obligations. The project has been operational since 1996 and has successfully completed all mechanical, technical and reliability tests associated with the plant physical completion covenant. However, the affiliate has been unable to satisfy a covenant relating to a working capital requirement. As a result, a technical event of default exists which has not been waived by the lenders. The lenders have not enforced their rights and remedies under the finance agreements and they have not indicated an intention to do so. The affiliate is current on these financial obligations and anticipates resolving the issue with its secured creditors during further restructuring discussions. During 1999, Caltex and the other sponsor provided temporary short-term extended trade credit related to crude oil supply with an outstanding balance owing to Caltex at December 31, 1999 of $149 million.

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

      Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                                     As of December 31,
                                                                                 --------------------------
                                                                                 (Millions of U.S. Dollars)
                                                                                  1999               1998
                                                                                  ----               ----
       Interest rate swaps - Pay Fixed, Receive Floating                         $ 632              $ 653
       Interest  rate swaps - Pay Floating, Receive Fixed                          245                202
       Commitments to purchase foreign currencies                                  360                395
       Commitments to sell foreign currencies                                       81                 25

      The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to ten years. Net unrealized gains and (losses) on contracts outstanding at December 31, 1999 and 1998 were $4 million and ($7 million), respectively.

      The Group enters into forward exchange contracts to hedge against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) hedging existing liabilities have maturities of up to two years. Net unrealized losses applicable to outstanding forward exchange contracts at December 31, 1999 and 1998 were $5 million and $23 million, respectively.

      The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Deferred gains on hedging contracts outstanding at year-end were $4 million in 1999 and $8 million in 1998.

      The Group's recorded value of long-term debt exceeded the fair value by $22 million and $34 million as of December 31, 1999 and 1998, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all current liabilities approximate fair value because of their short maturities.

      The Group had investments in debt securities available-for-sale at amortized costs of $120 million and $105 million at December 31, 1999 and 1998, respectively. The fair value of these securities at December 31, 1999 and 1998 approximated amortized costs. As of December 31, 1999 and 1998, investments in debt securities available-for-sale had maturities less than ten years. The Group's carrying amount for investments in affiliates accounted for at equity included $2 million and $19 million, as of December 31, 1999 and 1998, respectively, for after tax unrealized net gains on investments held by these companies.

      The Group is exposed to credit risks in the event of non-performance by counter-parties to financial instruments. For financial instruments with institutions, the Group does not expect any counter-party to fail to meet its obligations given their high credit ratings. Other financial instruments exposed to credit risk consist primarily of trade receivables. These receivables are dispersed among the countries in which the Group operates, thus limiting concentration of such risk. The Group performs ongoing credit evaluations of its customers and generally does not require collateral. Letters of credit are the principal security obtained to support lines of credit when the financial strength of a customer is not considered sufficient. Credit losses have historically been within management's expectations.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes

      Taxes charged to income consist of the following:

                                                                                  Year ended December 31,
                                                                        ---------------------------------------
                                                                                (Millions of U.S. Dollars)

                                                                          1999             1998            1997
                                                                          ----             ----            ----
      Taxes other than income taxes:

         Duties, import and excise taxes                                $  1,077        $  1,218         $ 1,409
         Other                                                                16              17              19
                                                                        --------        --------         -------

                Total taxes other than income taxes                     $  1,093        $  1,235         $ 1,428
                                                                        ========        ========         =======

      Income taxes:

         U.S. taxes :
             Current                                                    $     72        $      6         $     8
             Deferred                                                          -              23              (2)
                                                                        --------        --------         -------
                Total U.S.                                                    72              29               6
                                                                        --------        --------         -------

         International taxes:
             Current                                                    $    376        $    228         $   407
             Deferred                                                        (58)             69             (49)
                                                                        --------        --------         -------
                Total International                                          318             297             358
                                                                        --------        --------         -------

      Total provision for income taxes                                  $    390        $    326         $   364
                                                                        ========        ========         =======


      Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                                  Year ended December 31,
                                                                          ------------------------------------
                                                                          1999            1998            1997
                                                                          ----            ----            ----

      Computed "expected" tax rate                                        35.0%            35.0%          35.0%
      Effect of recording equity in net income
         of affiliates on an after tax basis                             (11.3)            (7.3)         (11.3)
      Effect of dividends received from
         subsidiaries and affiliates                                       0.4             (0.3)          (0.3)
      Income subject to foreign taxes at other
         than U.S. statutory tax rate                                     18.4             26.0            5.2
      Effect of sale of investment in an affiliate                         6.6              -                -
      Deferred income tax valuation allowance                              2.4              8.7            1.4
      Other                                                               (1.5)             0.7              -
                                                                        ------          -------         ------

      Effective tax rate                                                  50.0%            62.8%          30.0%
                                                                        ======          =======         ======

      For 1999, the increase in effective tax rate resulting from the sale of investment in an affiliate is net of the effect of previously unrecorded foreign tax credit carry-forwards of $29 million. The 1998 increase in effective tax rate is primarily due to the larger proportion of earnings from higher tax rate foreign jurisdictions, and the effect of foreign currency translation on pre-tax income.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 11 - Taxes - continued

      Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carry-forwards which give rise to deferred tax liabilities (assets) are as follows:

                                                                                  Year ended December 31,
                                                                                --------------------------
                                                                                (Millions of U.S. Dollars)
                                                                                 1999               1998
                                                                                 ----               ----

      Depreciation                                                              $ 322             $  316
      Miscellaneous                                                                17                 38
                                                                                -----             ------
         Deferred tax liabilities                                                 339                354
                                                                                -----             ------

      Inventory                                                                   (24)                (1)
      Investment allowances                                                       (62)               (62)
      Tax loss carry-forwards                                                    (100)               (63)
      Foreign exchange                                                            (13)                (8)
      Retirement benefits                                                         (33)               (48)
      Miscellaneous                                                               (11)               (11)
                                                                                -----             ------
         Deferred tax assets                                                     (243)              (193)
      Valuation allowance                                                          91                 72
                                                                                -----             ------

         Net deferred taxes                                                     $ 187             $  233
                                                                                =====             ======

      A valuation allowance has been established to reduce deferred income tax assets to amounts which, in the Group's judgement are more likely than not (more than 50%) to be utilized against current and future taxable income when those temporary differences become deductible.

      Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.4 billion as of December 31, 1999 and December 31, 1998, respectively. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability. Excess U.S. foreign income tax credits are not recorded until realized.


Note 12  -  Accounting change

      An affiliate of the Group capitalized certain start-up costs, primarily organizational and training, over the period 1992-1996 related to a grassroots refinery construction project in Thailand. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", these costs would be accounted for as period expenses. The Group elected early adoption of this pronouncement effective January 1, 1998 and accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of the applicable start-up costs. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for 1998.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 13  -  Restructuring/Reorganization

      Caltex recorded a charge to selling, general and administrative expenses of $37 million and $86 million in 1999 and 1998, respectively, for various restructuring and reorganization activities undertaken to realign its downstream operations along functional lines and reduce redundant operating activities. The charges included severance and other termination benefits of $23 million and $60 million for approximately 200 employees and 500 employees in 1999 and 1998, respectively. Less than 100 of the affected employees remained as of the end of 1999 and almost all of these are scheduled to leave by the end of March, 2000. The charges also included $12 million and $10 million for asset and lease commitment write-offs, and other reorganization costs of $2 million and $16 million, in 1999 and 1998, respectively. In addition, 1999 net income includes a $27 million after tax charge for restructuring activities of affiliates.
      Approximately $22 million of the total restructuring and reorganization charges remained as recorded liabilities as of December 31, 1999, which primarily relates to future lease commitments on vacated office space over the remaining lease term ending in 2002, and severance payments to be paid to affected employees during the first quarter of 2000. Adjustments made in 1999 to the liability recorded at December 31, 1998 were insignificant.

      The following table summarizes the restructuring/reorganization costs related to severance and other termination benefits for 1999 and 1998 (Millions of U.S. Dollars):

                                                      1999                                    1998
                                       ----------------------------------    ----------------------------------
                                       Balance at                            Balance at
                                       December 31  Payments    Accruals     December 31  Payments    Accrual
                                       -----------  --------    --------     -----------  --------    -------

      U.S. Headquarters and expatriates:
         Severance and
           other termination benefits     $   8       $ (19)      $   3         $  24       $  (2)      $  26
         Employee benefit
           curtailment/settlement             2         (35)         17            20          (6)         26
      Foreign staff severance benefits        -          (3)          3             -          (8)          8
                                          -----       -----       -----         -----       -----       -----
                                          $  10       $ (57)      $  23         $  44       $ (16)      $  60
                                          =====       =====       =====         =====       =====       =====


Note 14  -  Assets Held for Disposal

      The Group continually reviews its asset portfolio and periodically sells or otherwise disposes of various assets that no longer fit into the Group's strategic direction. The Group recorded a charge to earnings of approximately $30 million in both 1999 and 1998, and $12 million in 1997 related to various marketing assets (primarily service station land and buildings) which have been removed from operation and are awaiting disposal or sale as buyers are located. Carrying value of these assets, which is based on appraisals or estimated selling prices, as of December 31, 1999 is approximately $25 million. The effect of suspending depreciation on assets held for sale in 1999, 1998 and 1997 was not material.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 15  -  Combined statement of cash flows

      Changes in operating working capital consist of the following:

                                                                             Year ended December 31,
                                                                        ---------------------------------
                                                                           (Millions of U.S. Dollars)
                                                                          1999          1998         1997
                                                                          ----          ----         ----
      Accounts and notes receivable                                     $ (653)      $   404      $    33
      Inventories                                                          (12)          (28)          85
      Accounts payable                                                     484          (105)        (252)
      Accrued liabilities                                                  (23)           41            1
      Estimated income taxes                                                14             4          (17)
                                                                        ------       -------      --------
         Total                                                          $ (190)      $   316      $  (150)
                                                                        =======      =======      ========


      Net cash provided by operating activities includes the following cash payments for interest and income taxes:

                                                                             Year ended December 31,
                                                                        ---------------------------------
                                                                           (Millions of U.S. Dollars)
                                                                          1999          1998         1997
                                                                          ----          ----         ----
      Interest paid (net of capitalized interest)                       $  142       $   182      $   138
      Income taxes paid                                                 $  404       $   237      $   440


      The deconsolidation of Caltex Australia Limited as of December 31, 1997, as described in Note 4, resulted in a non-cash reduction in the following combined balance sheet captions for 1997, which have not been included in the combined statement of cash flows (Millions of U.S. Dollars):

      Net working capital                                               $   60
      Equity in affiliates                                                  94
      Long-term debt                                                        45
      Minority interest                                                    109

      No significant non-cash investing or financing transactions occurred in 1999 and 1998.


Note 16  -  Oil and gas exploration, development and producing activities

     The financial statements of Chevron Corporation and Texaco Inc. contain required supplementary information on oil and gas producing activities, including disclosures on affiliates at equity. Accordingly, such disclosures are not presented herein.

EQUILON
ENTERPRISES LLC
Shell & Texaco Working Together












YEAR 1999 FINANCIAL STATEMENTS

                             EQUILON ENTERPRISES LLC
                     CONSOLIDATED 1999 FINANCIAL STATEMENTS

                                      INDEX






                                                                                                            Page
                                                                                                            ----

          Report of Management..........................................................................     1

          Report of Independent Accountants ............................................................     2

          Statement of Consolidated Income .............................................................     3

          Consolidated Balance Sheet ...................................................................     4

          Statement of Consolidated Cash Flows .........................................................     5

          Statement of Owners' Equity...................................................................     6

          Notes to the Consolidated Financial Statements ...............................................   7-23


                              REPORT OF MANAGEMENT
                              ---------------------
                             EQUILON ENTERPRISES LLC


     The management of Equilon Enterprises LLC ("Equilon") is responsible for preparing the consolidated financial statements of Equilon in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgements when the outcome of events and transactions is not certain.

     In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. The objective of this system of internal controls is to provide reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. Equilon's internal auditors conduct regular and extensive internal audits throughout the company. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement. Due primarily to difficulties associated with the adoption of a new computer system in 1999, the internal control system was compromised in certain areas. Significant progress has been made in correcting various processes and procedures to enhance the system of internal controls, however work continues in fiscal 2000 to restore the effectiveness of the internal control system.

     The independent accounting firms of PricewaterhouseCoopers LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of Equilon's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of the company's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit. The audit scope for 1999 was expanded to compensate for the previously mentioned control weaknesses.

     The Audit Committee of the Board of Directors is comprised of two directors who review and evaluate Equilon's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.












   James M. Morgan                Nick J. Caruso               David C. Cable
President and Chief      Chief Financial Officer - Acting        Controller
 Executive Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Equilon Enterprises LLC:

     We have audited the accompanying consolidated balance sheets of Equilon Enterprises LLC ("Equilon") and its subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Equilon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equilon Enterprises LLC and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.







PricewaterhouseCoopers LLP                             Arthur Andersen LLP
Houston, Texas                                         Houston, Texas
March 3, 2000                                          March 3, 2000

                             EQUILON ENTERPRISES LLC
                        STATEMENT OF CONSOLIDATED INCOME


                                                                            For the years ended December 31,
                                                                            --------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)

REVENUES
Sales and services                                                         $  29,174                 $  22,006
Equity in income of affiliates                                                   154                       109
Other revenue                                                                     70                       131
                                                                           ---------                 ---------
     Total revenues                                                           29,398                    22,246
                                                                           ---------                 ---------

COSTS AND EXPENSES
Purchases and other costs                                                     24,714                    17,540
Operating expenses                                                             2,033                     2,274
Selling, general and administrative expenses                                   1,308                     1,251
Depreciation, amortization and impairment expenses                               878                       543
Interest expense                                                                 115                       134
Minority interest                                                                  3                         2
                                                                           ---------                 ---------
     Total costs and expenses                                                 29,051                    21,744
                                                                           ---------                 ---------

     NET INCOME                                                            $     347                 $     502
                                                                           =========                 =========

--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                           CONSOLIDATED BALANCE SHEET


                                                                                    As of December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)

ASSETS
Current Assets
     Cash and cash equivalents                                               $      161            $      11
     Accounts and notes receivable (less allowance for doubtful
         accounts of $7 million in 1999 and $14 million in 1998)                  3,239                1,672
     Accounts receivable from affiliates                                            161                  157
     Inventories                                                                    620                  699
     Other current assets                                                            28                  109
                                                                             ----------            ---------
         Total Current Assets                                                     4,209                2,648
Investments and Advances                                                            529                  467
Property, Plant and Equipment, Net                                                6,312                7,052
Deferred Charges and Other Noncurrent Assets                                        367                  239
                                                                             ----------            ---------
         Total Assets                                                        $   11,417            $  10,406
                                                                             ==========            =========

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
     Commercial paper and current portion
         of long-term debt                                                   $    2,157            $   2,155
     Accounts payable - trade                                                     2,481                  696
     Accounts payable to affiliates                                                 589                  563
     Accrued liabilities and other payables                                         409                  644
                                                                             ----------            ---------
         Total Current Liabilities                                                5,636                4,058
Long-term Debt and Capital Lease Obligations                                          5                  160
Long-term Payables to Affiliates                                                    466                    -
Long-term Liabilities, Deferred Credits and Minority Interest                       264                  222
                                                                             ----------            ---------
         Total                                                                    6,371                4,440
Owners' Equity                                                                    5,046                5,966
                                                                             ----------            ---------
         Total Liabilities and Owners' Equity                                $   11,417            $  10,406
                                                                             ==========            =========

--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                                  1999                   1998
                                                                                  ----                   ----
                                                                                  (Millions of Dollars)

Operating activities:
Net Income                                                                   $      347            $     502
Reconciliation to net cash provided by operating activities
     Depreciation, amortization and impairment expenses                             878                  543
     Dividends from affiliates less than equity in income                           (10)                 (41)
     Gains on asset sales                                                           (12)                (118)
     Changes in working capital
         Accounts and notes receivable                                           (1,567)                 (20)
         Accounts receivable from affiliates                                         (4)                (157)
         Inventories                                                                 23                   26
         Accounts payable - trade                                                 1,785                 (533)
         Accounts payable to affiliates                                              (6)                 307
         Accrued liabilities and other payables                                    (235)                 246
     Other, net                                                                      88                  (29)
                                                                             ----------            ----------
         Net cash provided by operating activities                                1,287                  726
                                                                             ----------            ---------

Investing activities:
Capital expenditures                                                               (582)                (651)
Proceeds from asset sales                                                           371                  409
                                                                             ----------            ---------
         Net cash used in investing activities                                     (211)                (242)
                                                                             -----------           ----------

Financing activities:
Repayments of borrowings having original terms in excess of
     three months                                                                  (155)                  (9)
Repayment of formation costs                                                          -               (1,613)
Net increase in other short term borrowings                                           2                1,846
Distributions paid to owners                                                       (773)                (698)
                                                                             -----------           ----------
         Net cash used in financing activities                                     (926)                (474)
                                                                             -----------           ----------

Cash and Cash Equivalents:
Increase in cash during year                                                        150                   10
Balance at beginning of year                                                         11                    1
                                                                             ----------            ---------
         Balance at end of year                                              $      161            $      11
                                                                             ==========            =========

--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                           STATEMENT OF OWNERS' EQUITY

                                                                               1999                   1998
                                                                         ---------------         --------------
                                                                                  (Millions of Dollars)

Owners' Equity balance at January 1                                          $    5,966            $   6,122
Net income                                                                          347                  502
Distributions paid                                                                 (773)                (698)
Contribution adjustments:
     Employee benefit obligations from owners (Note 8)                             (543)                   -
     Other                                                                           49                   40
                                                                             ----------            ---------
         Owners' Equity balance at December 31                               $    5,046            $   5,966
                                                                             ==========            =========

--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     Equilon Enterprises LLC ("Equilon") is a limited liability company formed by Shell Oil Company ("Shell") and Texaco Inc. ("Texaco") effective January 1, 1998 under the Delaware Limited Liability Act, with equity interests of 56 percent and 44 percent, respectively. The joint venture combined the major elements of Shell and Texaco's Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Despite the ownership interests, Shell and Texaco jointly control Equilon, as many significant governance decisions require unanimous approval.

     A second joint venture company, Motiva Enterprises LLC ("Motiva"), was formed on July 1, 1998, combining the major elements of the Eastern and Gulf Coast U.S. refining and marketing businesses of Shell, Texaco and Saudi Refining, Inc. ("SRI"). Equiva Trading Company and Equiva Services LLC were also formed on July 1, 1998 and are owned equally by Equilon and Motiva. Equiva Trading Company, a general partnership, functions as the trading unit for both Equilon and Motiva. Equiva Services LLC provides common financial, administrative, technical and other operational support to both companies and bills their services at cost.

     Equilon refines, distributes and markets petroleum products under both the Shell and Texaco brands through wholesalers and its network of company owned and contractor operated service stations. Products are manufactured at five refineries located in Puget Sound, Washington; Bakersfield, Los Angeles, and Martinez, California; and Wood River, Illinois. In November of 1999, Equilon sold its refinery in El Dorado, Kansas as part of its strategic initiative to strengthen its portfolio of assets. The Wood River, Illinois refinery is on the market for sale.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis  of  Financial  Statements  The  accompanying   financial  statements  are
presented using Shell and Texaco's historical basis of the assets and liabilities contributed to Equilon on January 1, 1998. The consolidated financial statements generally include the accounts of Equilon and subsidiaries in which Equilon directly or indirectly owns more than a 50 percent voting interest. Intercompany accounts and transactions are eliminated. Investments in entities in which Equilon has a significant ownership interest, generally 20 to 50 percent, and entities where Equilon has greater than 50 percent ownership but, as a result of contractual agreement or otherwise, does not exercise control, are accounted for using the equity method. Other investments are carried at cost. Equilon's investments in Equiva Services LLC and Equiva Trading Company are accounted for using the equity method. Transactions by Equiva Trading Company that are made on behalf of Equilon are recorded directly to Equilon's records.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Significant estimates include the recoverability of assets, environmental remediation, employee benefit liabilities, litigation, claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred, and the cost can be reasonably estimated. Actual results could differ from those estimates.

Recent Pronouncement In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. SFAS 133 will require Equilon to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on Equilon's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. Equilon will adopt SFAS 133 no later than January 1, 2001. Equilon has not yet determined the impact that the adoption of SFAS 133 will have on Equilon's consolidated results of operations or financial position.

Revenues Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract. Revenues on forward sales where cash has been received are recorded to deferred income until title passes.

Cash Equivalents Highly liquid investments with maturity when purchased of three months or less are considered to be cash equivalents.

Inventories Inventories are valued at the lower of cost or market. Hydrocarbon inventory cost is initially determined on the last-in, first-out (LIFO) method. The cost of other merchandise inventories is initially determined on the first-in, first-out (FIFO) method. Average cost is utilized for inventories of materials and supplies.

Investments and Advances The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint venture companies are reflected in revenues as they are generated, rather than when realized through dividends or distributions.

     The cost method is used to account for affiliates in which Equilon's ownership interest is less than 20 percent. Income from these investments is recognized as dividends or distributions are declared and received.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivatives Equilon utilizes futures, purchased options and swaps to manage the price risk of crude oil and refined products. These transactions meet the requirements for hedge accounting, including designation and correlation. Gains and losses on closed positions are deferred until corresponding physical transactions occur. At that time, any gain or loss is accounted for as part of the transactions being hedged. Deferred gains and losses are included in current assets and liabilities on the balance sheet. Equilon also uses written options to manage price risk. Unrealized gains and losses on these transactions are recognized in current earnings.

     Equilon conducts petroleum-related trading activities. As of January 1, 1999 Equiva Trading Company adopted mark-to-market accounting in compliance with Emerging Issues Task Force Issue 98-10, "Accounting for Energy Trading and Risk Management Activities." Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings.

Fair Market Value of Financial Instruments The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 1999 and 1998, because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest is determined based on discounted cash flows using estimated prevailing interest rates.

     Other financial instruments are included in current assets and liabilities on the balance sheet and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     If the assessment of a contingency indicates that it is probable that a material liability has been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

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

     Equilon determines the appropriate amount of each obligation by considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

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

Reclassifications Certain 1998 amounts have been reclassified to conform with current year presentation.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

                                                                                    As of December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)

Crude oil                                                                    $      211            $     292
Petroleum products                                                                  316                  304
Other merchandise                                                                    21                   17
Materials and supplies                                                               72                   86
                                                                             ----------            ---------
     Total                                                                   $      620            $    699
                                                                             ==========            ========

     The excess of estimated market value over the book value of inventories carried at cost on the LIFO basis of accounting was approximately $771 million at December 31, 1999 and $135 million at December 31, 1998.

     Partial liquidation of inventories valued on a LIFO basis increased net income by $13 million in 1999.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including capitalized lease assets, were as follows:

                                                                  As of December 31,
                                            --------------------------------------------------------------
                                                        1999                                 1998
                                            ---------------------------         --------------------------
                                                Gross             Net              Gross              Net
                                                -----             ---              -----              ---
                                                                 (Millions of Dollars)

Refining                                    $   6,510         $   3,148         $  7,106         $   3,847
Marketing                                       2,478             1,856            2,757             2,032
Transportation                                  2,280             1,203            2,098             1,051
Other                                             186               105              181               122
                                            ---------         ---------         --------         ---------
     Total                                  $  11,454         $   6,312         $12,142          $   7,052
                                            =========         =========         ========         =========

Capital lease amounts included above        $       2         $       -         $    65          $      20
                                            =========         =========         =======          =========

     Accumulated depreciation and amortization totaled $5,142 million at December 31, 1999 and $5,090 million at December 31, 1998. Interest capitalized as part of property, plant and equipment during 1999 and 1998 was $2 million and $1 million, respectively.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

Long-Lived Assets

     Under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Equilon recorded a charge of $397 million, during 1999, for the impairment of the El Dorado refinery and the Wood River refinery and lubricants plant. These impairments, which were recognized in anticipation of the sale of these refineries and for the write-off of abandoned lubricants base oil assets at Wood River, were reflected as increased depreciation, amortization and impairment expenses on the Statement of Consolidated Income. In the fourth quarter of 1999, Equilon recorded an additional charge of $11 million upon completion of the sale of the El Dorado refinery. This included the recognition of a liability for wastewater treatment. The Wood River refinery, which is expected to be sold during 2000, was carried at estimated sales value at year-end 1999.

     During 1998, Equilon recognized the impairment of surplus assets resulting from the consolidation and optimization of assets contributed by Shell and Texaco. Impairments from this activity totaled over $77 million, including the write-off of abandoned assets at the Odessa refinery, shut down in October 1998, and the write-down to estimated realizable value of three lubricant blending plants either closed in 1998 or sold in 1999. The impairments were primarily reflected in increased depreciation, amortization and impairment expenses on the Statement of Consolidated Income.


NOTE 5 - INVESTMENTS AND ADVANCES

     Investments  in  affiliates,   including   corporate   joint  ventures  and
partnerships, owned 50% or less are generally accounted for on the equity method. Equilon's total investments and advances are summarized as follows:

                                                                                    As of December 31,
                                                                             -------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Investments in affiliates accounted for on the equity method
     Pipeline affiliates                                                     $      415            $     378
     Other affiliates                                                                82                   52
                                                                             ----------            ---------
         Total equity method affiliates                                             497                  430
Other investments and advances                                                       32                   37
                                                                             ----------            ---------
         Total investments and advances                                      $      529            $     467
                                                                             ==========            =========

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENTS AND ADVANCES (continued)

     Undistributed earnings of equity companies included in Equilon's accumulated earnings as of December 31, 1999 and 1998 were $51 million and $41 million, respectively. Summarized financial information for these investments and Equilon's equity share thereof is as follows:

Equity Companies at 100%

                                                                                    As of December 31,
                                                                             -------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Current assets                                                               $    1,684            $     373
Noncurrent assets                                                                 3,601                2,750
Current liabilities                                                              (1,585)                (530)
Noncurrent liabilities and deferred credits                                      (2,543)              (1,684)
                                                                             ----------            ---------
     Net assets                                                              $    1,157            $     909
                                                                             ==========            =========

                                                                             For the years ended December 31,
                                                                             --------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Revenues                                                                     $    2,002            $   1,500
Income before income taxes                                                          664                  519
Net income                                                                          494                  362

Equity Companies at Equilon's Percentage Ownership

                                                                                   As of December 31,
                                                                             -------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Current assets                                                               $      750            $     115
Noncurrent assets                                                                 1,097                  842
Current liabilities                                                                (629)                (136)
Noncurrent liabilities and deferred credits                                        (692)                (384)
                                                                             ----------            ---------
     Net assets                                                              $      526            $     437
                                                                             ==========            =========

                                                                               For the years ended December 31,
                                                                             ----------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Revenues                                                                     $      615            $     430
Income before income taxes                                                          176                  123
Net income                                                                          154                  109

Dividends received                                                                  144                   68


                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE COMMITMENTS AND RENTAL EXPENSE

     Equilon has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which Equilon is lessee.

     Equilon has a one year lease agreement for a cogeneration plant at the El Dorado refinery. This lease may be renewed each year until 2016 at Equilon's option. The lease has been renewed with a minimum lease rental of $4 million for 2000. Equilon has guaranteed a minimum recoverable residual value to the lessor of $72 million, if the lease is not renewed for the year 2001. In connection with the sale of the El Dorado refinery, Equilon has entered into a long term sublease arrangement with a subsidiary of Frontier Oil Corporation (Frontier) for Frontier's use of the cogeneration facility at the refinery. While the sublease payments from the sublessee fully cover Equilon's lease obligation, Equilon remains primarily liable with regard to payment of its original obligation. The original term of the sublease is 17 years, although it is subject to early termination upon the occurance of certain events specified in the sublease. Upon expiration of the initial term of the sublease, Frontier has the option of purchasing the cogeneration facility, from Equilon, at a price not less than the fair market value of the facility at the time the option is exercised.

     Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                                             For the years ended December 31,
                                                                             --------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Rental Expense:
     Minimum lease rentals                                                   $      121            $     178
     Contingent rentals                                                               3                    7
                                                                             ----------            ---------
         Total                                                                      124                  185
Less rental income on properties subleased to others                                 59                   54
                                                                             ----------            ---------
         Net rental expense                                                  $       65            $     131
                                                                             ==========            =========

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE COMMITMENTS AND RENTAL EXPENSE (continued)

     As of December 31, 1999 Equilon had estimated minimum commitments for payment of rentals under leases that, at inception, had a non-cancelable term of more than one year, as follows:

                                                                           Operating Leases
                                                                         ---------------------
                                                                         (Millions of Dollars)
                  2000                                                       $       76
                  2001                                                               63
                  2002                                                               62
                  2003                                                               61
                  2004                                                               59
                  After 2004                                                        775
                                                                             ----------
                      Total                                                       1,096
                  Less sublease rental income                                        75
                      Total lease commitments                                $    1,021
                                                                             ==========

     In addition, Equilon has a capital lease obligation for equipment at Wood River refinery scheduled to be completed in February 2002. The amounts are not material for separate disclosure.


NOTE 7 - DEBT

     Equilon has revolving credit facilities with commitments of $1,875 million, as support for the company's commercial paper program, as well as for working capital and other general purposes. Equilon pays a nominal quarterly facility fee for the $1,875 million availability. No amounts were outstanding during 1999.

 Commercial Paper and Current Portion of Long-term Debt

                                                                                    As of December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Commercial Paper                                                             $    1,850            $   1,846
Anacortes Pollution Control Bonds due 2019                                           34                   34
Butler County Industrial Revenue Bonds due 2024                                      30                   25
California Pollution Control Bonds due 2000 through 2024                            185                  185
Southwestern Illinois Industrial Revenue Bonds
     due 2021 through 2025                                                           58                   58
Current portion of long-term debt and capital lease obligations                       -                    7
                                                                             ----------            ---------
         Total                                                               $    2,157            $   2,155
                                                                             ==========            =========

Average interest rate of short term debt                                          5.12%                5.01%

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEBT (continued)

Long-term Debt and Capital Lease Obligations

                                                                                    As of December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)
Bakersfield-CA Pollution 1978 Series A (Revenue) 7.0% due 2009               $        -            $       6
Bakersfield-CA Pollution 1978 Series A (Industrial) 7.0% due 2008                     -                    1
Butler County Tax Abatement Bonds    7.38 to 9.75% due 2020                           -                  101
Other variable notes 8.625%  due 2006 through 2008                                    5                    4
8.000% notes due 2007                                                                 -                    1
                                                                             ----------            ---------
     Total                                                                            5                  113
Capital lease obligations (see Note 6)                                                -                   54
                                                                             ----------            ---------
                                                                                      5                  167
Less current portion of long-term debt and capital lease obligations                  -                    7
                                                                             ----------            ---------
     Total long-term debt and capital lease obligations                      $        5            $     160
                                                                             ==========            =========

Fair market value of the company's long-term debt                            $        5            $     114
                                                                             ==========            =========

     The Pollution Control Bonds outstanding at December 31, 1999 shown above consisted of five issues assumed from Shell and one from Texaco. The Industrial Revenue Bonds outstanding at December 31, 1999 consisted of three issues from Shell and one from Texaco. Interest rates are currently reset daily for these issues and the bonds may be converted from time to time to other modes. Bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. Pursuant to the terms of the underlying indentures, Shell and Texaco retain liability for debt service on the issues assumed by Equilon in the event that Equilon fails to perform on its obligations. All other Equilon borrowings are unsecured general obligations of Equilon and not guaranteed by any other entity.

     Interest paid during 1999 and 1998 was $128 million and $95 million, respectively.


NOTE 8 - LONG-TERM PAYABLES TO AFFILIATES, FORMATION PAYABLES AND OWNERS' EQUITY CONTRIBUTION ADJUSTMENTS

     On April 1, 1999, Shell and Texaco employees designated as performing duties supporting Equilon, were transferred to Equiva Services LLC. At that time certain benefit liabilities were transferred to Equiva Services LLC from Shell and Texaco through their interests in Equilon and Motiva. Such obligations transferred from Shell and Texaco, applicable to Equilon, were recorded as reductions to Equilon's investment in Equiva Services LLC. A related party obligation of $520 million at December 31, 1999 represents Equilon's obligation to Equiva Services LLC for all employee benefit liabilities. Of this amount, $466 million was classified as long-term at December 31, 1999. Additional information is disclosed in Note 11 - Employee Benefits.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM PAYABLES TO AFFILIATES, FORMATION PAYABLES AND OWNERS' EQUITY CONTRIBUTION ADJUSTMENTS (continued)

     The foregoing contribution of liabilities that were transferred from Shell and Texaco through Equilon to Equiva Services LLC for employee benefit liabilities at April 1, 1999 reduced Equilon's owners' equity by $543 million and included $357 million for pension related affiliate obligations, $147 million of post-employment medical benefits and $39 million for vacation benefits. Other contribution adjustments in 1999 related primarily to certain environmental remediation obligations transferred to Equilon at formation, which were reassumed by Shell in 1999, increased owners' equity by $49 million.

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


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

     Equilon has entered into transactions with Shell, Texaco, Motiva and Equiva Services LLC, including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products, and numerous service agreements.

     The aggregate amounts of such transactions were as follows:

                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                                1999                   1998
                                                                                ----                   ----
                                                                                  (Millions of Dollars)
Sales and other operating revenue                                            $    3,409            $   1,368
Purchases and transportation costs                                                6,961                4,900
Service and technology expense                                                    1,057                  794


                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - TAXES

     Equilon, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of Equilon included in the owners' earnings for the determination of income tax liability.

     Direct taxes other than income taxes, which are included in operating expenses, were as follows:

                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
                                                                                  (Millions of Dollars)
Direct taxes
     Property                                                                $       78            $      41
     Licenses and permits                                                             7                    5
     Other                                                                           12                   26
                                                                             ----------            ---------
         Total direct taxes                                                  $       97             $     72
                                                                             ==========            =========

     Other taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $3,405 million for 1999 and $3,646 million for 1998.


NOTE 11 - EMPLOYEE BENEFITS

     In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting Equilon remained employees of the owner companies and their affiliates until April 1, 1999. Beginning April 1, 1999 Equilon's affiliate, Equiva Services LLC, employed personnel necessary for ongoing operations. Obligations and accrued liabilities for certain employee benefits, including pension and other post-employment benefits, were transferred to Equiva Services LLC at that time. On January 1, 2000, employees directly supporting Equilon became employees of Equilon. Employees providing common financial, administrative, technical and other operational support to both Equilon and Motiva remain employees of Equiva Services LLC. Employee related obligations, including liabilities for pension and other post-employment benefits for employees transferred to Equilon, will be recorded as Equilon liabilities on January 1, 2000 with a corresponding reduction in the affiliate payable to Equiva Services.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS (continued)

Pension Related Affiliate Obligations

     Concurrently with their transfer from the owner companies, employees retained certain pension benefits for future pay increases under the owner company pension plans. Under agreements with Shell and Texaco, the owner companies will be reimbursed for past service pension benefits attributable to these future pay benefits at April 1, 1999, as well as future increases in the related projected benefit obligation under the owner companies' qualified pension plans. These reimbursements will be made at the time the applicable employees retire. The following summarizes the reimbursement owed to the owner companies:

                                                                       Employees Transferred
                                                                            to Equilon on
                                                                           January 1, 2000
                                                                       ----------------------
                                                                        (Millions of Dollars)

     Projected benefit obligation at April 1, 1999                              $   338
     Interest cost for the period April 1, 1999 to December 31, 1999                 16
     Actuarial gain                                                                 (56)
     Divestiture                                                                    (12)
                                                                                --------
         Projected benefit obligation at December 31, 1999                      $   286
                                                                                ========


Other Post-Employment Benefits

     Equilon and Equiva Services LLC currently provide health care benefits for retired employees and their dependents through a common plan. Eligibility for such benefits requires that a retired employee be at least 50 years of age, with at least 10 years of service and the sum of age and service of at least 70 years. Past service with the owner companies is credited for determining benefit eligibility.

     The company's obligation is a percentage of the total premiums required. This percentage varies from 60% to 80% of total cost depending on the sum of the employees total years of age plus service at the time of retirement. The assumed annual health care cost trend rate used in measuring the accumulated post-employment benefit obligation (APBO) was 7.0% in 1999, decreasing to 5.5% by 2002 and remaining at that level thereafter. Assuming a 1% increase in the annual rate of increase of required medical premiums, the APBO and annual expense would increase by approximately $11 million and $1 million, respectively.

     In addition to medical benefits, Equilon and Equiva Services LLC are providing retiree life insurance benefits to certain former owner employees from Texaco and Star Enterprise (Star). These employees must be of age 50 at April 1, 1999 with 5 years of service at the time of transfer and must retire at a minimum age of 55 with at least 10 years of service in order to be eligible.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS  (continued)

Other Post-Employment Benefits (continued)

     Net post-employment benefit costs for April 1,1999 to December 31, 1999 were as follows:

                                                                       Employees Transferred
                                                                            to Equilon on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

     Service cost                                                               $     6
     Interest cost                                                                    7
     Amortization of prior service cost                                              (1)
                                                                                -------
          Accrued expense                                                       $    12
                                                                                =======


     Funded status of other post-employment plans as of December 31, 1999, was as follows:

                                                                       Employees Transferred
                                                                            to Equilon on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

     Accumulated post-employment benefit obligation                             $   121
     Unrecognized prior service cost                                                  8
     Unrecognized  gain                                                              24
                                                                                -------
         Accrued post-employment benefit obligation                             $   153
                                                                                =======




Pension Plans

     Effective April 1,1999, Equiva Services LLC established a cash balance defined benefit pension plan covering substantially all of its employees. Company contributions under the plan are between 3% and 7% of compensation based on years of service, age, and covered compensation. Individual employee accounts are credited each year with employer contributions and interest on the account balance at the rate of 6.5% per annum. Assets of the plan are comprised of fixed income securities. Equilon and Equiva Services LLC's funding policy is to contribute all pension costs accrued to the extent required by federal tax regulations. The following table sets forth information related to changes in the benefit obligations, change in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Equilon's pension plan.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS  (continued)

Pension Plans (continued)

                                                                       Employees Transferred
                                                                            to Equilon on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

Change in benefit obligation
     Projected benefit obligation at April 1, 1999                           $        -
     Service cost                                                                    24
     Actuarial gain                                                                  (2)
     Acquisition/divestiture/plan merger/spin-off                                    (1)
                                                                             -----------
         Projected benefit obligation at December 31, 1999                   $       21
                                                                             ===========

Change in plan assets
     Fair value of plan assets at April 1, 1999                              $        -
     Actual return on plan assets                                                    (1)
     Employer contributions                                                           1
                                                                             ----------
         Fair value of plan assets at December 31, 1999                      $        -
                                                                             ==========

Funded status at December 31, 1999
     Obligation greater than assets                                          $       21
     Unrecognized net gain                                                            2
                                                                             ----------
         Accrued pension liability                                           $       23
                                                                             ==========

Weighted-average assumptions at December 31, 1999
     Discount rate                                                                    8%
     Expected return on plan assets                                                   9%
     Rate of compensation increase                                                  4.5%

Components of net periodic benefit costs for the period
     April 1, 1999 to December 31, 1999
         Service cost                                                        $       24
                                                                             ==========

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS  (continued)

Pension Plans (continued)

     Sponsorship for the Texas-New Mexico Pipeline Company retirement and group pension plans was transferred from Texaco to Equilon in 1998. The plan is accounted for as a defined benefit plan; therefore employees will receive a defined amount upon retirement based on their number of years of service and final average compensation. Actuarial studies provide the amounts for inclusion in the audited financial statements.

     At year-end 1999, the plans' assets of $15 million exceeded the accumulated benefit obligation of $8 million. The weighted-average discount rate used in determining the present value of the projected benefit obligation was 8% for the fiscal 1999. For compensation based plans, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and service cost was based upon an experience-related table and approximated 4% on current salaries through 1999, in accordance with plan terms. The expected long-term rate of return on plan assets was 10% for 1999. The majority of plan assets are invested in a diversified portfolio of insurance company deposits and fixed income securities.

Employee Termination Benefits

     The joint venture agreements provide for Equilon and Motiva to determine the appropriate staffing levels for their businesses. To the extent those staffing needs resulted in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees were entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Equilon and Motiva are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

     The formation of Equilon and Motiva resulted in the termination of 1,658 employees. The separations were substantially complete as of December 31, 1999. In 1998, Equilon recorded a charge of $61 million for its share of reimbursable severance and other benefit costs as selling, general and administrative expenses in the Statement of Consolidated Income. An additional provision of $2 million was recorded to selling, general and administrative expenses in 1999. Equilon reimbursed the employer companies $47 million in 1999 and $7 million in 1998 for the termination benefits. Reimbursement for the remaining benefits is expected in 2000.


NOTE 12 - DERIVATIVES

     At December 31, 1999, open derivative instruments held for hedging purposes consisted mostly of futures. Notional contract amounts were $31 million and $59 million at year-end 1999 and 1998, respectively. These amounts principally represent future values of contract volumes over the remaining duration of the outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for the next twelve months.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - DERIVATIVES (continued)

     Equilon entered into a relatively small number of petroleum-related derivative transactions for trading purposes. The results of derivative trading activities are marked to market, with gains and losses recorded in operating revenue. All derivative instruments are straightforward futures, swaps and options, with no leverage or multiplier features. At December 31, 1999, the open derivative instruments held for trading purposes consisted primarily of futures and options. The notional contract amounts of derivative instruments were $813 million and $3 million at year-end 1999 and 1998, respectively.

     The earnings impact of hedging and trading activities in 1999 was a charge, to revenues, of $92 million and was immaterial in 1998. The unrealized gains and losses on open positions at December 31, 1999 and 1998 were not material.


NOTE 13 - CONTINGENT LIABILITIES

     Equilon is subject to possible loss contingencies including actions or claims based on environmental laws, federal regulations, and other matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to many such contingent liabilities and commitments, Equilon has accrued amounts (undiscounted) related to certain such liabilities where the outcome is deemed both probable and reasonably measurable.

     Equilon has been named as a defendant or a potentially responsible party in several contamination matters and has certain obligations for remediation of adverse environmental conditions related to certain of its operating assets under existing laws and regulations.

     On November 25, 1998, a fire occurred at the Equilon Puget Sound Refinery in Anacortes, Washington, which resulted in six worker fatalities - four employees of a contractor and two Texaco employees working on behalf of Equilon. On June 10, 1999, there was a rupture and resulting fire in the Olympic Pipe Line Company pipeline at Bellingham, Washington, in which there were three civilian fatalities. Equilon Pipeline Company LLC is the operator of Olympic Pipe Line Company and holds a 37.5 percent interest. Regulatory and governmental investigations are ongoing and wrongful death lawsuits have been filed in both of these incidents.

     Equilon has assumed crude and refined product throughput commitments previously made by Shell and Texaco to ship through affiliated pipeline companies and an offshore oil port, some of which relate to financing arrangements. As of December 31, 1999 and 1998, the maximum exposure was estimated to be $297 million and $333 million, respectively. No advances have resulted from these obligations.

     In management's opinion, the aggregate amount of liability for contingent liabilities, in excess of financial liabilities already accrued or anticipated insurance recoveries, is not anticipated to be material in relation to the consolidated financial position or results of operations of Equilon.

--------------------------------------------------------------------------------


                                     MOTIVA
                                ENTERPRISES LLC
                 Shell, Texaco & Saudi Aramco Working Together





                            1999 FINANCIAL STATEMENTS















--------------------------------------------------------------------------------

                             MOTIVA ENTERPRISES LLC
                            1999 FINANCIAL STATEMENTS



                                      INDEX










                                                                                       Page
                                                                                       ----

Report of Management   .........................................................         1

Report of Independent Accountants   ............................................         2

Statements of Income ...........................................................         3

Balance Sheets     .............................................................         4

Statements of Cash Flows   .....................................................         5

Statements of Owners' Equity   .................................................         6

Notes to Financial Statements     ..............................................      7-21


                              REPORT OF MANAGEMENT
                              --------------------
                             MOTIVA ENTERPRISES LLC


The management of Motiva Enterprises LLC (Motiva) is responsible for preparing the financial statements of Motiva in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgments when the outcome of events and transactions is not certain.

In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. The objective of this system of internal controls is to provide reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. Motiva's internal auditors conduct regular and extensive internal audits throughout Motiva. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement. Due primarily to difficulties associated with the implementation of a new computer system in early 1999, the internal control environment was adversely impacted in certain areas. Significant progress has been made to address the control issues, however, work continues in fiscal year 2000 to restore the effectiveness of the internal control system.

The independent accounting firms of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of Motiva's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of Motiva's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit. The audit scope for 1999 was expanded to compensate for the previously mentioned control concerns.

The Audit Committee of the Board of Directors is comprised of three, non-employee directors who review and evaluate Motiva's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.







 L. Wilson Berry Jr.             W. M. Kaparich                   Randy J. Braud
President and Chief           Chief Financial Officer                Controller
 Executive Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors of Motiva Enterprises LLC:

     We have audited the accompanying balance sheets of Motiva Enterprises LLC ("Motiva") as of December 31, 1999 and 1998, and the related statements of income, owners' equity and cash flows for the year ended December 31, 1999 and the six months ended December 31, 1998. These financial statements are the responsibility of Motiva's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motiva Enterprises LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the six months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.




     Arthur Andersen LLP



     Deloitte & Touche LLP



     PricewaterhouseCoopers LLP




     Houston, Texas
     March 10, 2000

                             MOTIVA ENTERPRISES LLC
                              STATEMENTS OF INCOME

                                                                                                     For the
                                                                              For the              Six Months
                                                                            Year Ended                Ended
                                                                           December 31,           December 31,
                                                                               1999                    1998
                                                                           ------------           ------------
                                                                                  (Millions of Dollars)

REVENUES
Sales and other revenue                                                      $   12,196            $   5,371
                                                                             ----------            ---------

COSTS AND EXPENSES
Purchases and other costs                                                         9,809                4,079
Operating expenses                                                                1,108                  512
Selling, general and administrative expenses                                        805                  464
Depreciation and amortization                                                       378                  174
Interest expense                                                                     94                   43
Taxes other than income taxes                                                        71                   21
                                                                             ----------            ---------
     Total costs and expenses                                                    12,265                5,293
                                                                             ----------            ---------

     NET INCOME (LOSS)                                                       $      (69)           $      78
                                                                             ===========           =========


--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                                 BALANCE SHEETS

                                                                                    As of December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                  (Millions of Dollars)

ASSETS
Current Assets
     Cash and cash equivalents                                               $       23            $      25
     Accounts receivable, less allowance for doubtful
         accounts of $3 million and $9 million at
         December 31, 1999 and 1998, respectively                                   574                  608
     Accounts receivable from affiliates                                              -                   73
     Inventories                                                                    651                  692
     Other current assets                                                            23                   83
                                                                             ----------            ---------
         Total current assets                                                     1,271                1,481
                                                                             ----------            ---------
Investments and Advances                                                            180                   44
Property, Plant and Equipment
     At cost                                                                      7,335                7,167
     Less accumulated depreciation                                                2,361                2,112
                                                                             ----------            ---------
         Net property, plant and equipment                                        4,974                5,055
                                                                             ----------            ---------
Deferred Charges and Other Noncurrent Assets                                        153                  158
                                                                             ----------            ---------
              Total Assets                                                   $    6,578            $   6,738
                                                                             ==========            =========

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
     Commercial paper and current portion of
         long-term debt                                                      $      363            $     441
     Accounts payable and accrued liabilities                                       377                  434
     Accounts payable to affiliates                                                 301                  175
     Accrued taxes                                                                  237                  193
                                                                             ----------            ---------
         Total current liabilities                                                1,278                1,243
Long-Term Debt and Capital Lease Obligation                                       1,451                1,425
Long-Term Payables to Affiliates                                                    408                    -
Accrued Environmental Remediation Liability                                         221                  232
Deferred Credits and Other Noncurrent Liabilities                                    15                   10
                                                                             ----------            ---------
              Total Liabilities                                                   3,373                2,910
                                                                             ----------            ---------
Owners' Equity                                                                    3,205                3,828
                                                                             ----------            ---------
              Total Liabilities and Owners' Equity                           $    6,578            $   6,738
                                                                             ==========            =========

--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                            STATEMENTS OF CASH FLOWS

                                                                                                     For the
                                                                              For the              Six Months
                                                                            Year Ended                Ended
                                                                           December 31,           December 31,
                                                                               1999                    1998
                                                                           ------------           ------------
                                                                                  (Millions of Dollars)

OPERATING ACTIVITIES
Net Income (loss)                                                            $      (69)           $      78
Reconciliation to net cash provided by
   operating activities:
     Depreciation and amortization                                                  378                  174
     (Gain) loss on sale of assets                                                  (13)                   1
     Changes in operating working capital
         Accounts receivable                                                         92                  (42)
         Inventories                                                                 41                  (39)
         Other current assets                                                        60                  (35)
         Accounts payable and accrued liabilities                                    72                  (71)
         Other - net                                                                (16)                   4
                                                                             ----------            ---------
     Net cash provided by operating activities                                      545                   70
                                                                             ----------            ---------

INVESTING ACTIVITIES
Capital expenditures                                                               (310)                (182)
Proceeds from sale of assets                                                         41                   13
                                                                             ----------            ---------
     Net cash used in investing activities                                         (269)                (169)
                                                                             ----------            ---------

FINANCING ACTIVITIES
Proceeds from borrowings                                                            417                1,278
Repayment of debt                                                                  (495)                (911)
Distributions to owners                                                            (200)                (243)
                                                                             ----------            ---------
     Net cash provided by (used in) financing activities                           (278)                 124
                                                                             ----------            ---------

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period                                                (2)                  25
Beginning of period                                                                  25                    -
                                                                             ----------            ---------
End of period                                                                $       23            $      25
                                                                             ==========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                              $       84            $      43
                                                                             ==========            =========

--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                          STATEMENTS OF OWNERS' EQUITY


                                                                                             (Millions of Dollars)

INITIAL OWNERS' CAPITAL CONTRIBUTION, JULY 1, 1998                                                 $   3,993
Net Income                                                                                                78
Distributions                                                                                           (243)
                                                                                                   ---------
         BALANCE AT DECEMBER 31, 1998                                                                  3,828

Contributed Liabilities:
     Employee benefit obligation from owners (Note 10)                                                  (337)
     Other                                                                                               (17)
Net Loss                                                                                                 (69)
Distributions                                                                                           (200)
                                                                                                   ---------
         BALANCE AT DECEMBER 31, 1999                                                              $   3,205
                                                                                                   =========

--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     Motiva Enterprises LLC (Motiva) is a joint venture combining the major elements of Shell Oil Company (Shell), Texaco Inc. (Texaco) and Saudi Aramco's Gulf and East Coast U.S. refining and marketing businesses. Motiva is a limited liability company established by Shell Norco Refining Company (Shell Norco), Shell, Texaco Refining and Marketing (East) Inc. (TRMI East) and Saudi Refining Inc. (SRI) effective July 1, 1998 under the Delaware Limited Liability Company Act. In accordance with the Limited Liability Company Agreement (the "Agreement"), initial provisional ownership percentages are 35% for Shell Norco and Shell together and 32.5% for each of TRMI East and SRI, effective through the first full fiscal year. Also in accordance with the Agreement, subsequent provisional ownership percentages will be determined for Motiva's second through seventh full fiscal years and final ownership percentages will be determined for Motiva's eighth full fiscal year. On December 7, 1998, the ownership in Motiva attributable to Shell Norco and Shell was transferred to SOPC Holdings East LLC, a wholly owned subsidiary of Shell.

     A second joint venture company, Equilon Enterprises LLC (Equilon), was formed on January 1, 1998, combining the major elements of Shell and Texaco's Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Equiva Trading Company (Equiva Trading) and Equiva Services LLC (Equiva Services) were formed on July 1, 1998 and are owned equally by Motiva and Equilon. Equiva Trading functions as the trading unit for both Motiva and Equilon. Equiva Services provides common financial, administrative, technical and other operational support to both Motiva and Equilon. Equiva Trading and Equiva Services bill their services at cost.

     Motiva refines, distributes and markets petroleum products under both the Shell and Texaco brands through its network of wholesalers, retailers and company owned and contractor operated service stations in all or part of 26 states and the District of Columbia. Products are manufactured at four refineries located in Delaware City, Delaware; Convent, Louisiana; Norco, Louisiana; and Port Arthur, Texas.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation Effective July 1, 1998, Shell Norco, Shell, TRMI East and SRI contributed assets and liabilities to Motiva pursuant to the terms of the Asset Transfer and Liability Assumption Agreement, one of the joint venture agreements establishing Motiva. TRMI East and SRI contributed the assets and liabilities of Star Enterprise (Star). The accompanying financial statements are presented using the historical basis of the assets and liabilities contributed to Motiva on July 1, 1998.

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

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standard In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. SFAS 133 requires Motiva to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on Motiva's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS 137 which deferred the effective date of adoption of SFAS 133 for one year. Motiva will adopt SFAS 133 no later than January 1, 2001. Motiva has not yet determined the impact that the adoption of SFAS 133 will have on Motiva's results of operations or financial position.

Revenues Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract.

Cash Equivalents Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Inventories All inventories are valued at the lower of cost or market. The cost of inventories of crude oil and petroleum products is initially determined on the last-in, first-out (LIFO) method, while the cost of other merchandise inventories is initially determined on the first-in, first-out (FIFO) method, and materials and supplies are stated at average cost.

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

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles Of Consolidation Entities where Motiva has greater than 50 percent ownership but as a result of contractual agreement or otherwise does not exercise control, are accounted for using the equity method. The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint venture companies is reflected in revenue, rather than when realized through dividends or distributions. Other investments are carried at cost. Intercompany accounts and transactions are eliminated.

Environmental Expenditures Motiva accrues for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If Motiva can only estimate a range of probable liabilities, the minimum undiscounted expenditure necessary to satisfy Motiva's future obligation is accrued.

     Motiva determines the appropriate amount of each obligation considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

     Motiva adjusts financial liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology or new information related to the extent of Motiva's obligation.

Derivatives Motiva uses interest rate swap derivative financial transactions to manage its exposure to changes in interest rates. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are accrued monthly and are reflected in interest expense.

     Motiva uses futures, purchased options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. Unrealized gains and losses on such transactions are deferred and recognized in income when the transactions and cash are settled. Motiva also uses written options. The unrealized gains and losses on these transactions are recognized in current earnings.

Fair Value Of Financial Instruments The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 1999 and 1998 because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest and interest rate swaps is determined based on discounted cash flows using estimated prevailing interest rates.

     Other financial instruments are included in current assets and liabilities on the balance sheet and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies Certain conditions may exist as of the date financial statements are issued, which may result in a loss to Motiva, but which will only be resolved when one or more future events occur or fail to occur. Motiva's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgment and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against Motiva or unasserted claims that may result in such proceedings, Motiva's legal counsel evaluates the perceived merits of any legal proceeding or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in Motiva's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, Motiva may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to the owners or others.

Reclassifications Certain prior year amounts have been reclassified to conform with current year presentation.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

     Motiva has entered into transactions with Shell, Texaco, SRI, Equilon, Equiva Services, and Equiva Trading, including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products and numerous service agreements.
     The aggregate amounts of such transactions were as follows:

                                                                                                     For the
                                                                              For the              Six Months
                                                                            Year Ended                Ended
                                                                           December 31,           December 31,
                                                                               1999                    1998
                                                                           ------------           ------------
                                                                                  (Millions of Dollars)

Sales and other operating revenue                                            $    1,701            $     857
Purchases and transportation                                                      5,602                2,642
Service and technology expense                                                      659                  297


                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALE OF RECEIVABLES

     Motiva has a third-party accounts receivable agreement under which it has the right to sell up to $200 million of trade accounts receivable on a continuing basis subject to limited recourse. The discount recorded on sales of trade receivables amounted to $1 million for the year ended December 31, 1999 and $1 million for the six months ended December 31, 1998.


NOTE 5 - INVENTORIES

                                                                                    As of December 31,
                                                                                 ------------------------
                                                                                 1999                1998
                                                                                 ----                ----
                                                                                  (Millions of Dollars)

Crude oil and petroleum products                                             $      558            $     597
Other merchandise                                                                    13                   13
Materials and supplies                                                               80                   82
                                                                             ----------            ---------
     Total                                                                   $      651            $     692
                                                                             ==========            =========

     Due to declines in prices, the carrying value of crude oil and petroleum products inventories at December 31, 1998 is net of a valuation allowance of $23 million to adjust from cost to market value.

     In early 1999, prices recovered and the associated physical units of inventory were sold, resulting in the reversal of the $23 million valuation allowance. At December 31, 1999, the excess of market value over the LIFO carrying value of crude oil and petroleum products inventories was approximately $147 million.

     Partial liquidation of inventories valued on a LIFO basis improved net income by $23 million in 1999.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                                         As of December 31,
                                                         ------------------------------------------------
                                                                   1999                      1998
                                                         ---------------------        -------------------
                                                            Gross          Net        Gross           Net
                                                            -----          ---        -----           ---
                                                                        (Millions of Dollars)

Refining                                                  $ 4,583      $  2,967     $  4,377     $  2,966
Marketing                                                   2,752         2,007        2,780        2,084
Other                                                           -             -           10            5
                                                          -------      --------     --------     --------
Total                                                     $ 7,335      $  4,974     $  7,167     $  5,055
                                                          =======      ========     ========     ========

Capital lease amounts included above                      $    24      $     11     $     24     $     12
                                                          =======      ========     ========     ========

     Interest expense capitalized as part of property, plant and equipment was $6 million for the year ended December 31, 1999 and $4 million for the six months ended December 31, 1998.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DEBT

Short-Term

     Debt due within one year from the dates indicated below consisted of the following:

                                                                                    As of December 31,
                                                                             -------------------------------
                                                                                 1999                1998
                                                                             ----------           ----------
                                                                                  (Millions of Dollars)
Commercial paper                                                             $    1,133            $   1,211
Pollution control revenue bonds                                                     304                  277
                                                                             ----------            ---------
                                                                                  1,437                1,488
Current maturities of long-term debt and capital
     lease obligation                                                                 1                    1
                                                                             ----------            ---------
                                                                                  1,438                1,489
Less: Short-term obligations intended to be
     refinanced:
         Commercial paper                                                           900                  900
         Pollution control revenue bonds                                            175                  148
                                                                             ----------            ---------
              Total                                                          $      363            $     441
                                                                             ==========            =========

     The weighted average interest rates for the commercial paper outstanding at December 31, 1999 and 1998 were 5.99% and 5.42%, respectively.

     The pollution control revenue bonds outstanding at December 31, 1999 and 1998 include five individual issues assumed from Shell totaling $129 million. Interest rates are currently reset on a daily basis for four of those issues and on a weekly basis for the remaining issue; the bonds may be converted from time to time to other modes. The weighted average interest rates for those issues at December 31, 1999 and 1998 were 5.29% and 5.02%, respectively. The bonds mature between 2005 and 2023, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. Pursuant to the terms of the underlying indentures, Shell retains liability for debt service on the issues Motiva assumed from Shell in the event that Motiva fails to perform its obligations.

     Of the remaining $175 million in pollution control revenue bonds, $133 million have interest rates currently reset on a weekly basis and the other $42 million are marketed in a commercial paper mode. Any or all of these bonds may also be converted from time to time to other modes. Weighted average interest rates for the bonds reset weekly at December 31, 1999 and 1998 were 5.46% and 4.0%, respectively. Of the bonds reset weekly, $27 million are currently supported by an irrevocable bank letter of credit, for which Motiva pays a fee based on the face amount of the letter of credit. For the issue marketed in a commercial paper mode, the weighted average interest rates at December 31, 1999 and 1998 were 6.03% and 5.35%, respectively. The bonds mature between 2014 and 2029, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets or commercial paper maturity. These bonds, as well as $900 million of Motiva's commercial paper obligations scheduled to mature in 2000, are reclassified to long-term debt at December 31, 1999, recognizing Motiva's intent and ability to refinance those issues on a long-term basis, if necessary, through the use of its $1.5 billion revolving credit facility.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE  7 - DEBT (continued)

     Motiva has entered into borrowing agreements with a number of financial institutions to obtain funds on an "as available" basis at negotiated rates. The maximum amounts outstanding under these agreements during 1999 and 1998 were $84 million and $125 million, respectively. These facilities were unused as of December 31, 1999 and 1998.


Long-Term

     Long-term debt as of the dates indicated below consisted of the following:

                                                                                    As of December 31,
                                                                             -------------------------------
                                                                                 1999                1998
                                                                             ----------            ---------
                                                                                  (Millions of Dollars)

Private placements                                                           $      360            $     360
Capital lease obligation                                                             17                   18
                                                                             ----------            ---------
                                                                                    377                  378
Less: Amounts due within one year                                                     1                    1
                                                                             ----------            ----------
                                                                                    376                  377
Add: Short-term obligations intended to be
   refinanced:
     Commercial paper                                                               900                  900
     Pollution control revenue bonds                                                175                  148
                                                                             ----------            ---------
         Total                                                               $    1,451            $   1,425
                                                                             ==========            =========

     At December 31, 1999 and 1998, Motiva was party to a $1.5 billion extendible 364-day revolving credit facility with a syndicate of major U.S. and international banks. This facility, originally established in 1998 and renewed in October 1999, is available as support for the issuance of Motiva's commercial paper and certain of its pollution control revenue bonds, as well as for working capital and for other general corporate purposes. Motiva had no amounts outstanding under this facility during 1999 or 1998. Motiva pays a facility fee on this facility, based on its total amount. Under this agreement, interest on any amounts borrowed would be based on short-term rates at the time of borrowing.

     Private placements of $360 million at December 31, 1999 and 1998 were assumed from Star, and consist of $110 million and $250 million issued to various insurance companies in 1991 and 1992, respectively. All of the notes carry fixed interest rates; the weighted average interest rates were 8.6% for the 1991 issue and 7.6% for the 1992 issue. These notes have varying maturities lasting until the year 2009.

     All of Motiva's borrowings are unsecured and with the exception of the pollution control revenue bonds assumed from Shell, are non-recourse to the owners. Long-term debt borrowing agreements include financial covenants regarding net worth, leverage and liens.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DEBT (continued)

     The amounts of long-term debt maturities during each of the next five years are $0 million, $45 million, $63 million, $65 million and $35 million, respectively. The preceding maturities are before consideration of short-term obligations intended to be refinanced and also exclude capital lease obligations.

Fair Value Of Financial Instruments

     The estimated fair values, at the dates indicated below, of Motiva's long-term debt and related derivative financial instruments were as follows:

                                                                         As of December 31,
                                                         ---------------------------------------------------
                                                                 1999                         1998
                                                         ---------------------         ---------------------
                                                                        (Millions of Dollars)
                                                        Carrying        Fair           Carrying       Fair
                                                          Value         Value           Value         Value
                                                        --------        -----          --------       -----

Long-term debt                                         $  1,451      $  1,460         $   1,425    $   1,472
Interest rate swaps                                           -            (1)                -            2


NOTE 8 - DERIVATIVES

Debt-Related Derivatives

     Many of Motiva's interest-bearing liabilities reflected on its balance sheet are floating rate instruments. To reduce the impact of changes in interest rates on this floating rate debt, Motiva assumed certain interest rate swap agreements in the notional amount of $100 million previously entered into by Star. All such interest rate swaps require the counterparty of the swap to pay to Motiva a floating rate of interest on notional amounts of principal, and for Motiva to pay to the counterparty a fixed rate of interest on the same amounts of notional principal. In all cases, Motiva remains obligated to pay the variable rate owing to the holder of the underlying obligations. These interest rate swaps effectively convert $100 million of floating rate debt to a fixed rate of 6.4% through all or a portion of the year 2000.

     Each party to any interest rate swap agreement is exposed to credit risk for nonperformance of the other party. Motiva has such exposure, but since the counterparties are major financial institutions, does not anticipate nonperformance by counterparties.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - DERIVATIVES (continued)

Commodity Derivatives

     Motiva utilizes futures, purchased options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. These transactions meet the requirements for hedge accounting. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged. On the balance sheet, deferred gains and losses are included in current assets and liabilities. Motiva also uses written options to manage its price risk. Written options do not meet the requirement for hedge accounting. Accordingly, these transactions are marked to market and recognized in income monthly.

     A significant factor impacting earnings during the year ended December 31, 1999 was the rapid increase in crude oil prices throughout the year. As a result of the rapid price increases, Motiva realized a positive impact to earnings through increased refining margins associated with the holding period for inventory.

     At December 31, 1999 and 1998, Motiva had open derivative commodity contracts required to be settled in cash, consisting mostly of futures. Notional contract amounts were $192 million and $101 million at December 31, 1999 and 1998, respectively. These amounts principally represent future values of contract volumes over the remaining duration of outstanding futures contracts at the respective dates. These contracts hedge a small fraction of Motiva's business activities, generally for the next twelve months.

     Unrealized gains on open hedging positions at December 31, 1999 were not significant, and unrealized losses on open hedging positions at December 31, 1998 were $5 million. The earnings impact of closed hedging positions and open and closed written options was a loss of $89 million for the year ended December 31, 1999 and was not significant for the six months ended December 31, 1998. The favorable impact of refining margins in 1999 associated with the holding period for inventory was offset by the impact of hedging.


NOTE 9 - LEASE COMMITMENTS AND RENTAL EXPENSE

     Motiva has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which Motiva is lessee.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - LEASE COMMITMENTS AND RENTAL EXPENSE (continued)

     Motiva has a one-year lease agreement for a cogeneration plant being constructed in proximity to Motiva's Delaware City refinery. The lease commences upon completion of the facility's construction, which is estimated to be in April 2000. The lease may be renewed at Motiva's option for seventeen consecutive one-year terms. The minimum lease commitment for the first year (year 2000) is expected to be approximately $20 million (not included in the table below). Motiva, as construction agent for the project, is obligated to reimburse the lessor for approximately 89 percent of the project's construction cost if certain agreed-upon requirements are not met. The accumulated expenditures to date at December 31, 1999 and 1998 were $339 million and $168 million, respectively. Total project expenditures are expected to be approximately $365 million. At the end of the first one-year lease, if not renewed, Motiva has guaranteed a minimum recoverable residual value to the lessor of approximately 89 percent of the total project construction cost.

     As of December 31, 1999, Motiva had estimated minimum commitments for payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

                                                                                 Operating            Capital
                                                                                  Leases              Leases
                                                                                 ---------            -------
                                                                                     (Millions of Dollars)
2000                                                                         $       51            $     4
2001                                                                                 49                  4
2002                                                                                 47                  4
2003                                                                                 39                  4
2004                                                                                 38                  4
After 2004                                                                          410                  9
                                                                             ----------            -------
     Total lease commitments                                                 $      634                 29
                                                                             ==========
Less amounts representing interest                                                                      12
                                                                                                   -------
     Present value of total capital lease obligation                                                    17
Less current portion of capital lease obligation                                                         1
                                                                                                   -------
     Present value of long-term portion of capital lease obligation                                $    16
                                                                                                   =======

     Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                                                                     For the
                                                                              For the              Six Months
                                                                            Year Ended                Ended
                                                                           December 31,           December 31,
                                                                               1999                    1998
                                                                           ------------           ------------
                                                                                  (Millions of Dollars)
Rental expense:
     Minimum lease rentals                                                   $       74            $      52
     Contingent rentals                                                               2                    5
                                                                             ----------            ---------
         Total                                                                       76                   57
Less rental income on properties subleased to others                                 48                   25
                                                                             ----------            ---------
     Net rental expense                                                      $       28            $      32
                                                                             ==========            =========

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - AFFILIATE OBLIGATIONS AND CONTRIBUTED LIABILITIES

     On April 1, 1999, Shell, Texaco and Star employees designated as performing duties supporting Motiva were transferred to Equiva Services. At that time certain benefit liabilities were transferred to Equiva Services from Shell, Texaco and Star through their interests in Motiva and Equilon. Equiva Services' obligations transferred from Shell, Texaco and Star applicable to Motiva were recorded as reductions to Motiva's investment in Equiva Services. A related party obligation of $440 million at December 31, 1999 represents Motiva's obligation to Equiva Services for these employee benefit liabilities. Of this amount, $408 million was classified as long-term at December 31, 1999. The foregoing contribution of liabilities that were transferred from Shell, Texaco, and Star through Motiva to Equiva Services for employee benefit liabilities at April 1, 1999 was $337 million and included $202 million for pension related affiliate obligations, $110 million of post-employment medical benefits and $25 million for vacation benefits. Additional information is disclosed in Note 11 - EMPLOYEE BENEFIT PLANS.

     The other contributed liability of $17 million in the Statement of Owners' Equity represents a post formation adjustment which will result in an $11 million receivable from Shell and an $11 million payable to Star.


NOTE 11 - EMPLOYEE BENEFIT PLANS

     In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting Motiva remained employees of the owner companies and their affiliates until April 1, 1999. Beginning April 1, 1999, Motiva's affiliate, Equiva Services, employed personnel necessary for ongoing operations. Obligations and accrued liabilities for certain employee benefits, including pension and other post-employment benefits, were transferred to Equiva Services at that time. On January 1, 2000, employees directly supporting Motiva became employees of Motiva. Employees providing common financial, administrative, technical and other operational support to both Motiva and Equilon remain employees of Equiva Services.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Pension Related Affiliate Obligations

     Concurrently with their transfer from the owner companies, employees retained certain pension benefits for future pay increases under the owner company pension plans. Under agreements with Shell, Texaco and SRI, the owner companies will be reimbursed for past service pension benefits attributable to these future pay benefits at April 1, 1999, as well as future increases in the related projected benefit obligation under the owner companies' qualified pension plans. These reimbursements will be made at the time the applicable employees retire. The following summarizes the reimbursement owed to the owner companies:

                                                                       Employees Transferred
                                                                            to Motiva on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

     Projected benefit obligation at April 1, 1999                              $   159
     Interest cost for the period April 1, 1999 to December 31, 1999                  9
     Actuarial gain                                                                 (15)
                                                                                --------
         Projected benefit obligation at December 31, 1999                      $   153
                                                                                =======

     The projected benefit obligation above of $153 million will be recorded as a Motiva liability on January 1, 2000 with a concurrent reduction in the affiliate payable to Equiva Services.

Post-Employment Benefits

     Motiva and Equiva Services currently provide health care benefits for retired employees and their dependents through a common plan. Eligibility for such benefits requires that a retired employee be at least 50 years of age, with at least 10 years of service and the sum of age and service of at least 70 years. Past service with the owner companies is credited for determining benefit eligibility.

     Motiva's obligation is a percentage of the total premiums required. This percentage varies from 60% to 80% of total cost depending on the sum of the employees total years of age plus service at the time of retirement. The assumed annual health care cost trend rate used in measuring the accumulated post-employment benefit obligation (APBO) was 7.0% in 1999, decreasing to 5.5% by 2002 and remaining at that level thereafter. Assuming a 1% increase in the annual rate of increase of required medical premiums, the APBO and annual expense would increase by approximately $6 million and $1 million, respectively.

     In addition to medical benefits, Motiva and Equiva Services are providing retiree life insurance benefits to certain former employees from Texaco and Star. These employees must be of age 50 at April 1, 1999 with 5 years of service at the time of transfer and retire at a minimum age of 55 with at least 10 years of service in order to be eligible.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Post-Employment Benefits (continued)

     Net post-employment benefit costs for April 1, 1999 to December 31, 1999 were as follows:

                                                                       Employees Transferred
                                                                            to Motiva on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

     Service cost                                                               $     2
     Interest cost                                                                    5
     Amortization of prior service cost                                              (2)
                                                                                --------
          Accrued expense                                                       $     5
                                                                                ========


     Funded status of other post-employment plans as of December 31, 1999, was as follows:

                                                                       Employees Transferred
                                                                            to Motiva on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

     Accumulated post-employment benefit obligation                             $    74
     Unrecognized prior service cost                                                 22
                                                                                -------
         Accrued post-employment benefit obligation                             $    96
                                                                                =======

     The accrued post-employment benefit obligation above of $96 million will be recorded as a Motiva liability on January 1, 2000 with a concurrent reduction in the affiliate payable to Equiva Services.

Pension Plans

     Effective April 1, 1999, Equiva Services established a cash balance defined benefit pension plan covering substantially all of its employees. Company contributions under the plan are between 3% and 7% of compensation based on years of service, age, and covered compensation. Individual employee accounts are credited each year with the employer contribution and interest on the account balance at the rate of 6.5% per annum. Assets of the plan are comprised primarily of equity securities and fixed income securities. Motiva and Equiva Services' funding policy is to contribute all pension costs accrued to the extent required by federal tax regulations. The following table sets forth information related to changes in the benefit obligations, change in plans assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Motiva's pension plan.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Pension Plans (continued)

                                                                       Employees Transferred
                                                                            to Motiva on
                                                                           January 1, 2000
                                                                       ---------------------
                                                                        (Millions of Dollars)

Change in benefit obligation
     Projected benefit obligation at April 1, 1999                           $        -
     Service cost                                                                    11
     Actuarial gain                                                                  (1)
                                                                             ----------
         Projected benefit obligation at December 31, 1999                   $       10
                                                                             ==========

Change in plan assets
     Fair value of plan assets at April 1, 1999                              $        -
     Actual return on plan assets                                                    (1)
     Employer contributions                                                           1
                                                                             ----------
         Fair value of plan assets at December 31, 1999                      $        -
                                                                             ==========

Funded status at December 31, 1999
     Obligation greater than assets                                          $       10
     Unrecognized net gain                                                            1
                                                                             ----------
         Accrued pension obligation                                          $       11
                                                                             ==========

Weighted-average assumptions at December 31, 1999
     Discount rate                                                                 8%
     Expected return on plan assets                                                9%
     Rate of compensation increase                                               4.5%

Components of net periodic benefit costs for the period
     April 1, 1999 to December 31, 1999
         Service cost                                                        $       11
                                                                             ==========


     The projected benefit obligation above of $11 million will be recorded as a Motiva liability on January 1, 2000 with a concurrent reduction in the affiliate payable to Equiva Services.

Employee Termination Benefits

     The joint venture agreements provide for Motiva and Equilon to determine the appropriate staffing levels for their businesses. To the extent those staffing needs resulted in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees were entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Motiva and Equilon are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Employee Termination Benefits (continued)

     The formation of Motiva and Equilon resulted in the termination of 1,658 employees. The separations were substantially complete as of December 31, 1999. In 1998, Motiva recorded a charge of $28 million for its share of reimbursable severance and other benefit costs as selling, general and administrative expenses in the Statement of Income. An additional provision of $3 million was recorded in 1999. Motiva reimbursed the employer companies $23 million in 1999 and $3 million in 1998 for the termination benefits. Reimbursement of the remaining benefits is expected in 2000.


NOTE 12 - CONTINGENT LIABILITIES

     Except for environmental obligations, Motiva generally did not assume any contingent liabilities with respect to events occurring before July 1, 1998.

     While it is impossible to ascertain the ultimate legal and financial liability with respect to many contingent liabilities and commitments (including lawsuits, claims, guarantees, federal regulations, environmental issues, etc.), Motiva has accrued amounts related to certain such liabilities. Motiva does not expect that the aggregate amount of commitments and contingent liabilities in excess of amounts accrued at December 31, 1999 and 1998, if any, will have a material effect on the financial position or results of operations of Motiva.


NOTE 13 - TAXES

     Motiva, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of Motiva included in the owners' earnings for the determination of income tax liability.

     Excise taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $3,527 million for the year ended December 31, 1999 and $2,062 million for the six months ended December 31, 1998.

                                                                        APPENDIX

DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN EXHIBIT 13 - TEXACO INC.'S 1999 ANNUAL REPORT TO STOCKHOLDERS

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 1999 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 1999 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 1999 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix describes the graphic material contained in the portion of Texaco Inc.'s 1999 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 1999 Annual Report on Form 10-K, in response to Form 10-K,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

1. The first graph is located on Page 15. The bar graph is entitled "Average Price Per Barrel of West Texas Intermediate (WTI) Crude Oil" and is reflected in dollars. The average price per barrel of West Texas Intermediate crude oil, in dollars, for each year are depicted as follows:

                            1997                                $20.61
                            1998                                $14.39
                            1999                                $19.31

         Below the graph a footnote appears which states, "Prices in 1999 recovered from historically low levels in 1998."

2. The second graph is located on Page 15. The bar graph is entitled "Average OPEC Crude Oil Production (Excluding Iraq)" and is reflected in millions of barrels a day. The average OPEC crude oil production (excluding Iraq), in millions of barrels a day, for each year are depicted as follows:

                            1997                                26.0
                            1998                                25.8
                            1999                                24.0

         Below the graph a footnote appears which states, "OPEC reduced production dramatically since 1998."

3. The third graph is located on Page 17. The bar graph is entitled "Cash Expenses Per Barrel" and is reflected in dollars. The cash expenses per barrel, in dollars, for each year are depicted as follows:

                            1997                                $4.08
                            1998                                $3.74
                            1999                                $3.54

         Below the graph a footnote appears which states, "Tight expense control led to a 5% per barrel reduction in 1999."

4. The fourth graph is located on Page 19. The bar graph is entitled "U.S. Finding and Development Cost Per Barrel of Oil Equivalent" and is reflected in dollars. The U.S. finding and development cost per barrel of oil equivalent, in dollars, for each year are depicted as follows:

                            1997                                $5.37
                            1998                                $4.41
                            1999                                $4.12

         Below the graph a footnote appears which states, "We continue to reduce our per barrel finding and development costs."

5. The fifth graph is located on Page 19. The bar graph is entitled "U. S. Production Costs Per Barrel" and is reflected in dollars. The U. S. production costs per barrel, in dollars, for each year are depicted as follows:

                            1997                                $3.94
                            1998                                $4.07
                            1999                                $4.01

         Below the graph a footnote appears which states, "Cost savings initiatives lowered our per barrel production costs in 1999."

6. The sixth graph is located on Page 20. The bar graph is entitled "International Net Proved Reserves" and is reflected in millions of barrels of oil equivalent. The International net proved reserves, in millions of barrels of oil equivalent, for each year are depicted as follows:

                              Crude Oil       Natural Gas       Total
                              ---------       -----------       -----
                  1997          1,500            370            1,870
                  1998          1,749            402            2,151
                  1999          1,698            650            2,348

         Below the graph a footnote appears which states, "Net proved reserves increased due to the Malampaya and Karachaganak projects."

7. The seventh graph is located on Page 21. The bar graph is entitled "International Upstream Capital and Exploratory Expenditures" and is reflected in billions of dollars. The International upstream capital and exploratory expenditures, in billions of dollars, for each year are depicted as follows:

                            1997                                $1.377
                            1998                                $1.219
                            1999                                $1.823

         Below the graph a footnote appears which states, "The growth in international upstream investments shows our focus on high-impact projects."

8. The eighth graph is located on Page 24. The bar graph is entitled "International Refined Product Sales" and is reflected in thousands of barrels a day. The International refined product sales, in thousands of barrels a day, for each year and geographical location are depicted as follows:

                        Caltex         Europe          Other           LA/WA              Total
                        ------         ------          -----           -----              -----
          1997           571            509              65             418               1,563
          1998           593            571              59             462               1,685
          1999           669            606              76             493               1,844

         Below the graph a footnote appears which states, "International sales volumes increased by more than 9% in 1999."

9. The ninth graph is located on Page 27. The bar graph is entitled "Capital and Exploratory Expenditures - Geographical" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and geographical location are depicted as follows:

                                                                    Acquisition of
                            United States      International       Monterey Resources     Total
                            -------------      -------------       ------------------     -----
             1997              $2.221              $2.261               $1.448            $5.930
             1998              $2.020              $1.999               $   -             $4.019
             1999              $1.400              $2.493               $   -             $3.893

         Below the graph a footnote appears which states, "Our investment in Malampaya contributed to the increase in international spending in 1999."

10. The tenth graph is located on Page 27. The bar graph is entitled "Capital and Exploratory Expenditures - Functional" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and function are depicted as follows:

                                                               Refining, marketing,
                      Exploration and         Global gas          distribution         Acquisition of
                        production            And power             and other        Monterey Resources     Total
                        ----------            ---------        --------------------  ------------------     -----
       1997                $2.994                $0.172                $1.316              $1.448           $5.930
       1998                $2.655                $0.185                $1.179              $   -            $4.019
       1999                $2.723                $0.279                $0.891              $   -            $3.893

         Below the graph a footnote appears which states, "We continue emphasis on exploration and production projects."



         BGM
         APPENDIX.doc

                                INDEX TO EXHIBITS

     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits


         (3.1) Copy of Restated  Certificate of Incorporation of Texaco Inc., as
               amended to and including August 4, 1999, including Certificate of
               Designations,   Preferences   and   Rights  of  Series  D  Junior
               Participating  Preferred  Stock  and  Series G, H, I and J Market
               Auction Preferred  Shares,  filed as Exhibit 3.1 to Texaco Inc.'s
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 1999, dated August 12, 1999, incorporated  herein by reference,
               SEC File No. 1-27.                                                                               *

         (3.2) Copy of By-Laws of Texaco Inc., as amended to and including April 27, 1999, filed as Exhibit 3.2 to Texaco Inc.'s Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1999, dated May 14, 1999, incorporated
               herein by reference, SEC File No. 1-27.                                                          *

        (4.1)  Form of Amended Rights Agreement,  dated as of March 16, 1989, as amended as of April 28, 1998, between Texaco Inc. and ChaseMellon
               Shareholder  Services,  L.L.C., as Rights Agent, filed as Exhibit
               I, pages 40 through 78, of Texaco  Inc.'s proxy  statement  dated
               March 17, 1998, incorporated herein by reference, SEC File No. 1-27.                             *

(10(iii)(a))  Form of severance agreement between Texaco Inc. and elected officers of
               Texaco Inc., filed as Exhibit 10(iii)(a) to Texaco Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1998, dated March 25, 1999,
               incorporated herein by reference, SEC File No. 1-27.                                             *

(10(iii)(b))   Employment agreement dated December 30, 1997, between Texaco Inc.
               and Mr. John J. O'Connor, Senior Vice President of Texaco Inc., filed as
               Exhibit 10(iii)(b) to Texaco Inc.'s Annual Report on Form 10-K for the
               year ended December 31, 1998, dated March 25, 1999, incorporated herein
               by reference, SEC File No. 1-27.                                                                 *

  (10(iii)(c)) Employment agreements dated July 18, 1997, between Texaco Inc. and
                Mr. William M. Wicker, Senior Vice President of Texaco Inc., filed as
               Exhibit  10(iii)(c)  to Texaco  Inc.'s Annual Report on Form 10-K
               for the year ended  December  31,  1998,  dated  March 25,  1999,
               incorporated herein by reference, SEC File No. 1-27.                                             *

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

        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

        (12.2) Definitions of Selected Financial Ratios.

         (13)  Copy of those  portions of Texaco  Inc.'s  1999 Annual  Report to
               Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

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