Form 10-Q
period 2000-03-31
TEXACO INC
filed 2000-05-08
CIK 97349

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

For the quarterly period ended March 31, 2000        Commission file number 1-27


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

     As of April 28, 2000, there were outstanding 552,040,470 shares of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (Millions of dollars, except as noted)

                                                                                        (Unaudited)
                                                                                   --------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                   --------------------
                                                                                   2000              1999
                                                                                   ----              ----
         REVENUES

              Sales and services                                                 $11,086           $ 6,914
              Equity in income of affiliates,
                  interest, asset sales and other                                    185               276
                                                                                 -------           -------
                                                                                  11,271             7,190
                                                                                 -------           -------
         DEDUCTIONS

              Purchases and other costs                                            8,630             5,450
              Operating expenses                                                     590               559
              Selling, general and administrative expenses                           325               290
              Exploratory expenses                                                    53               130
              Depreciation, depletion and amortization                               484               361
              Interest expense                                                       122               121
              Taxes other than income taxes                                          103                76
              Minority interest                                                       27                19
                                                                                 -------           -------
                                                                                  10,334             7,006
                                                                                 -------           -------
         Income before income taxes                                                  937               184

         Provision for (benefit from) income taxes                                   363               (15)
                                                                                 -------           -------
         NET INCOME                                                              $   574           $   199
                                                                                 =======           =======

         Per common share (dollars)

              Basic net income                                                   $  1.05           $   .35
              Diluted net income                                                 $  1.05           $   .35

              Cash dividends paid                                                $   .45           $   .45







          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                              (Millions of dollars)

                                                                                         March 31,               December 31,
                                                                                           2000                      1999
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------

ASSETS

   Current Assets

      Cash and cash equivalents                                                              $   594                $   419
      Short-term investments - at fair value                                                      44                     29
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $26 million in 2000 and $27 million in 1999                            4,165                  4,060
      Inventories                                                                              1,509                  1,182
      Deferred income taxes and other current assets                                             309                    273
                                                                                             -------                -------
           Total current assets                                                                6,621                  5,963

   Investments and Advances                                                                    6,547                  6,426

   Properties, Plant and Equipment - at cost                                                  34,634                 36,527
   Less - Accumulated Depreciation, Depletion and Amortization                                19,401                 20,967
                                                                                             -------                -------
      Net properties, plant and equipment                                                     15,233                 15,560

   Deferred Charges                                                                            1,014                  1,023
                                                                                             -------                -------
           Total                                                                             $29,415                $28,972
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities

      Short-term debt                                                                        $   825                $ 1,041
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   2,710                  2,585
           Accrued liabilities                                                                 1,055                  1,203
      Estimated income and other taxes                                                         1,241                    839
                                                                                             -------                -------
           Total current liabilities                                                           5,831                  5,668

   Long-Term Debt and Capital Lease Obligations                                                6,590                  6,606
   Deferred Income Taxes                                                                       1,364                  1,468
   Employee Retirement Benefits                                                                1,169                  1,184
   Deferred Credits and Other Non-current Liabilities                                          1,378                  1,294
   Minority Interest in Subsidiary Companies                                                     709                    710
                                                                                             -------                -------
           Total                                                                              17,041                 16,930
   Stockholders' Equity

      Market auction preferred shares                                                            300                    300
      Common stock (authorized: 850,000,000 shares, $3.125 par value;
           567,576,504 shares issued in 2000 and 1999)                                         1,774                  1,774
      Paid-in capital in excess of par value                                                   1,289                  1,287
      Retained earnings                                                                       10,072                  9,748
      Unearned employee compensation and benefit plan trust                                     (298)                  (306)
      Accumulated other comprehensive income (loss)
         Currency translation adjustment                                                         (99)                   (99)
         Minimum pension liability adjustment                                                    (27)                   (23)
         Unrealized net gain on investments                                                        9                      3
                                                                                             -------                -------
           Total                                                                                (117)                  (119)
                                                                                             -------                -------
                                                                                              13,020                 12,684
      Less - Common stock held in treasury, at cost                                              646                    642
                                                                                             -------                -------
         Total stockholders' equity                                                           12,374                 12,042
                                                                                             -------                -------
           Total                                                                             $29,415                $28,972
                                                                                             =======                =======





          See accompanying notes to consolidated financial statements.

                                TEXACO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                              (Millions of dollars)

                                                                                                    (Unaudited)
                                                                                              -----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              2000               1999
                                                                                              ----               ----
OPERATING ACTIVITIES

   Net income                                                                                 $ 574              $ 199
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                               484                361
         Deferred income taxes                                                                 (103)               (83)
         Exploratory expenses                                                                    53                130
         Minority interest in net income                                                         27                 19
         Dividends from affiliates, less than equity
            in income                                                                           (21)               (71)
         Gains on asset sales                                                                   (22)               (22)
         Changes in operating working capital                                                   (35)              (377)
         Other - net                                                                             96                  6
                                                                                              -----              -----
            Net cash provided by operating activities                                         1,053                162

INVESTING ACTIVITIES

   Capital and exploratory expenditures                                                        (630)              (529)
   Proceeds from asset sales                                                                    271                 46
   Purchases of investment instruments                                                         (112)              (178)
   Sales/maturities of investment instruments                                                    95                504
   Collection of note from affiliate                                                             --                101
                                                                                              -----              -----
            Net cash used in investing activities                                              (376)               (56)
FINANCING ACTIVITIES

   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               555                837
         Repayments                                                                            (731)              (243)
   Net decrease in other borrowings                                                             (42)              (419)
   Purchases of common stock                                                                     (1)                --
   Dividends paid to the company's stockholders
      Common                                                                                   (245)              (237)
      Preferred                                                                                  (5)                (3)
   Dividends paid to minority shareholders                                                      (28)                (8)
                                                                                              -----              -----
            Net cash used in financing activities                                              (497)               (73)

CASH AND CASH EQUIVALENTS

   Effect of exchange rate changes                                                               (5)               (19)
                                                                                              -----              -----
   Increase during period                                                                       175                 14
   Beginning of year                                                                            419                249
                                                                                              -----              -----
   End of period                                                                              $ 594              $ 263
                                                                                              =====              =====

          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            ---------------------------------------------------------
                              (Millions of dollars)

                                                                                                     (Unaudited)
                                                                                              -----------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              2000               1999
                                                                                              ----               ----

   NET INCOME                                                                              $    574           $    199
   Other comprehensive income (loss), net of tax
      Minimum pension liability adjustment                                                       (4)                --
      Unrealized net gain (loss) on investments                                                   6                (20)
                                                                                           --------           --------
                                                                                                  2                (20)
                                                                                           --------           --------
   COMPREHENSIVE INCOME                                                                    $    576           $    179
                                                                                           ========           ========








                                   TEXACO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1. Basis of Preparing Interim Financial Statements
-------------------------------------------------------

The consolidated interim financial statements of Texaco Inc. included herein are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, we have condensed or omitted from these financial statements certain footnotes and other information included in our 1999 Annual Report on Form 10-K. Therefore, you should read these unaudited condensed financial statements in conjunction with our 1999 Annual Report. Certain prior period amounts have been reclassified to conform to current year presentation.

We have consistently applied the accounting policies described in our 1999 Annual Report on Form 10-K in preparing the unaudited financial statements for the three-month periods ended March 31, 2000 and 1999. In our opinion, we have made all adjustments and disclosures necessary to present fairly our results of operations, financial position and cash flows for such periods. These adjustments include normal recurring adjustments. The information is subject to year-end audit by independent public accountants.

The results for the interim periods are not necessarily indicative of trends or future financial results.

Note 2. Net Income Per Common Share
-----------------------------------

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                             ------------------------
                                                                                              2000               1999
                                                                                              ----               ----
                                                                                     (Millions of dollars, except as noted)
                                                                                                   (Unaudited)
Basic Net Income Per Common Share:

   Net income                                                                               $   574            $   199

   Less: Preferred stock dividends                                                                3                 13
                                                                                            -------            -------
   Net income available for common stock                                                    $   571            $   186
                                                                                            =======            =======
   Weighted average shares outstanding (thousands)                                          543,899            526,230
                                                                                            =======            =======
   Basic net income per common share (dollars)                                              $  1.05            $  0.35
                                                                                            =======            =======
Diluted Net Income Per Common Share:

   Net income available for common stock                                                    $   571            $   186
                                                                                            =======            =======
   Weighted average shares outstanding (thousands)                                          543,899            526,230

   Dilutive effect of stock-based compensation (thousands)                                    1,579                662
                                                                                            -------            -------
   Weighted average shares outstanding for diluted computation (thousands)                  545,478            526,892
                                                                                            =======            =======
   Diluted net income per common share (dollars)                                            $  1.05            $  0.35
                                                                                            =======            =======


Note 3. Segment Information
---------------------------

                                                      Sales and Services
                                                   ------------------------------        After               Assets
                                                              Inter-                      Tax                  at
Quarter Ended March 31, 2000                       Outside    Segment       Total    Profit (Loss)         Quarter-End
----------------------------                       -------    -------       -----    -------------         -----------
                                                                          (Millions of dollars)
                                                                               (Unaudited)
Exploration and production
     United States                                 $   823    $   430     $ 1,253      $   294               $ 8,359
     International                                     873        411       1,284          293                 5,518
Refining, marketing and distribution
     United States                                   1,380         24       1,404           18                 3,512
     International                                   6,721         95       6,816           51                 9,079
Global gas and power                                 1,285         35       1,320           20                 1,241
                                                   -------    -------     -------      -------               -------
     Segment totals                                $11,082    $   995      12,077          676                27,709
                                                   =======    =======
Other business units                                                           10           --                   383
Corporate/Non-operating                                                         1         (102)                1,685
Intersegment eliminations                                                  (1,002)          --                  (362)
                                                                          -------      -------               -------
     Consolidated                                                         $11,086      $   574               $29,415
                                                                          =======      =======               =======



                                                      Sales and Services
                                                   ---------------------------           After               Assets
                                                              Inter-                      Tax                  at
Quarter Ended March 31, 1999                       Outside    Segment    Total       Profit (Loss)      December 31, 1999
----------------------------                       -------    -------    -----       -------------      -----------------
                                                                (Millions of dollars)                 (Millions of dollars)
                                                                     (Unaudited)
Exploration and production

     United States                                 $   349      $296    $  645            $ 38               $ 8,696
     International                                     445       110       555             (18)                5,333
Refining, marketing and distribution
     United States                                     611         3       614              62                 3,714
     International                                   4,546         3     4,549             220                 8,542
Global gas and power                                   960        23       983               6                 1,297
                                                   -------      ----    ------            ----               -------
     Segment totals                                $ 6,911      $435     7,346             308                27,582
                                                   =======      ====
Other business units                                                        11              (1)                  365
Corporate/Non-operating                                                      1            (108)                1,430
Intersegment eliminations                                                 (444)             --                  (405)
                                                                        ------            ----               -------
     Consolidated                                                       $6,914            $199               $28,972
                                                                        ======            ====               =======



Note 4. Inventories
-------------------

The inventory accounts of Texaco are presented below (in millions of dollars):

                                                                                                 As of
                                                                                -------------------------------------
                                                                                 March 31,                December 31,
                                                                                   2000                       1999
                                                                                -----------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  193                    $  141
     Petroleum products and other                                                  1,124                       857
     Materials and supplies                                                          192                       184
                                                                                  ------                    ------
          Total                                                                   $1,509                    $1,182
                                                                                  ======                    ======



Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis (in millions of dollars):

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              2000            1999
                                                                              ----            ----
                  Gross revenues                                             $9,957          $5,601
                  Income (loss) before income taxes                          $  (31)         $  171


The following table presents summarized unaudited financial information for Motiva, in millions of dollars, on a 100% Motiva basis. Motiva is owned by Texaco, Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and Shell Oil Company. Under the terms of the Limited Liability Agreement for Motiva, the ownership in Motiva is subject to annual adjustment through year-end 2005, based on the performance of the assets contributed to Motiva. Accordingly, the initial ownership in Motiva was adjusted effective as of January 1, 2000, so that currently, Texaco and Saudi Refining, Inc. each own just under 31% and Shell owns just under 39% of Motiva. These ownership percentages will be effective through year-end 2000. The Agreement provides that a final ownership percentage will be calculated at the end of 2005.

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              2000            1999
                                                                              ----            ----
                  Gross revenues                                             $4,391          $2,150
                  Income before income taxes                               $     63        $     41

We record income tax effects applicable to our share of Equilon's and Motiva's pre-tax results in our consolidated financial statements, since Equilon and Motiva are limited liability companies.

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis (in millions of dollars):

                                                                              For the three months
                                                                                 ended March 31,
                                                                              --------------------
                                                                              2000            1999
                                                                              ----            ----
                  Gross revenues                                             $4,110          $2,890
                  Income before income taxes                                 $  219          $  289
                  Net income                                                 $  102          $  203


Note 6. Other Financial Information, Commitments and Contingencies
------------------------------------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 15, pages 54-55, of our 1999 Annual Report.

It is impossible for us to determine the ultimate legal and financial liability with respect to contingencies and commitments. However, we do not anticipate that the aggregate amount of such liability in excess of accrued liabilities will be materially important in relation to our consolidated financial position or results of operations.

                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o The price of crude oil, natural gas and petroleum products
o The value of foreign currencies in relation to the U.S. dollar
o Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first quarter of 2000 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, from possible future changes in the value of foreign currencies in relation to the U. S. dollar, or from possible future changes in interest rates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's net income and income before special items for the first quarter of 2000 and 1999:

                                                                  For the three months
                                                                      ended March 31,
                                                      ----------------------------------------------
                                                                   2000             1999
                                                                 -------          -------
                                                      (Millions of dollars, except per share amounts)
                                                                       (Unaudited)

                  Income before special items                     $ 602             $105
                       Per share                                  $1.10             $.18
                  Net income                                      $ 574             $199
                       Per share                                  $1.05             $.35

Reacting to OPEC production cuts, lower inventory levels and increased demand, crude oil prices more than doubled from a year ago. Increased demand and lower inventory levels pushed U.S. natural gas prices 44 percent higher than last year. Both of these factors significantly increased upstream earnings. Natural gas prices remained strong into the second quarter, while recent OPEC actions to increase production caused crude oil prices to fall, leveling-off in the mid-$20 per-barrel range.

While the higher crude oil prices benefited our upstream operations, for the downstream they meant higher costs which were not fully recovered in the marketplace. As a result, downstream earnings this year were 62 percent below last year's levels. However, with the recent leveling-off of crude oil prices and lower product inventory levels, downstream margins began to improve in the latter part of the quarter, and this trend is expected to continue in the upcoming months.

In the upstream, we are upgrading our portfolio by divesting non-strategic assets while focusing investment on high return, high impact opportunities like our Agbami project in offshore Nigeria, the Malampaya gas project in the Philippines and our Karachaganak project in Kazakhstan. During the first quarter, we received $263 million from the sale of non-core U.S. producing properties and we will have additional upstream property sales in the second quarter. These proceeds will help fund our capital spending program.

Further, we are moving to capture the potential of the "new economy" by investing in a number of e-business ventures including TradeCapture.com, Petrocosm and OceanConnect.com. Coupled with our recently announced technology partnership with Dell Computer, we are well positioned to harness the Internet to capture cost reductions, enhance our existing business and develop new revenue streams. The future execution of these strategies, combined with our continued cost discipline and operational focus, should signal strong results throughout the year and in the new century.

Results for the first quarter of 2000 and 1999 are summarized in the following table. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.

                                                                          For the three months
                                                                             ended March 31,
                                                                         ------------------------
                                                                         2000                1999
                                                                         ----                ----
                                                                          (Millions of dollars)
                                                                               (Unaudited)
Income before special items                                              $602                $105

Gains (losses) on major asset sales                                       (67)                  -
Tax issue                                                                  46                   -
Inventory valuation adjustments                                             -                  83
Employee benefits revision                                                 18                   -
Employee separation costs                                                 (12)                  -
Litigation issue                                                          (13)                  -
Production tax refund                                                       -                  11
                                                                         ----                ----
Special items                                                             (28)                 94
                                                                         ----                ----
Net income                                                               $574                $199
                                                                         ====                ====



OPERATING RESULTS

Exploration and Production

                                                                             For the three months
         United States                                                         ended March 31,
                                                                            ----------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
        Operating income before special items                               $361             $27
        Special items                                                        (67)             11
                                                                            ----             ---
        Operating income                                                    $294             $38
                                                                            ====             ===

U.S. exploration and production earnings for the first quarter of 2000 were significantly greater than last year due to higher crude oil and natural gas prices. Our average realized crude oil price more than doubled to $24.46 per barrel. Our average natural gas price was $2.45 per MCF, 37 percent higher than last year. Natural gas prices strengthened due to increased demand and lower than normal inventory levels.

Daily production for the first quarter of 2000 was 604,000 barrels of oil equivalent per day, eight percent lower than last year. Natural field declines and asset sales caused this expected reduction.

Our operating expenses were eight percent higher for the first quarter due to higher utilities and production taxes, both related to higher crude oil and natural gas prices. Exploratory expenses for the first quarter were $19 million before tax, $35 million lower than last year due to a strategy shift to high impact international opportunities.

Results for the first quarter of 2000 included a special charge of $67 million for net losses on the sales of low-margin producing assets. This charge was comprised of write-downs of assets sold to their sales prices and related disposal costs, partially offset by gains on the sale of certain other assets. The special benefit for 1999 of $11 million was for a production tax refund.

                                                                             For the three months
         International                                                         ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
       Operating income (loss)                                              $293              $(18)
                                                                            ====              ====

International exploration and production operating results for the first quarter of 2000 were significantly higher than last year due mostly to higher crude oil prices. Crude oil prices rose throughout most of the first quarter, more than doubling versus last year. Our average realized crude oil price this year was $23.32 per barrel, 136 percent higher than last year. Our average natural gas price was $1.48 per MCF, two percent lower than 1999.

Daily production for the first quarter of 2000 was 581,000 barrels of oil equivalent per day, slightly lower than last year. The slight decrease was due to lower lifting entitlements for cost recovery in Indonesia as a result of higher crude oil prices. Excluding Indonesia, production increased in the first quarter. Areas of increase included the Partitioned Neutral Zone and the Karachaganak field in the Republic of Kazakhstan. Additionally, production increased in the U.K. North Sea at the Captain field, which experienced operational problems last year.

Operating expenses were seven percent lower for the first quarter of 2000. Exploratory expenses for the first quarter were $34 million before taxes, $42 million lower than last year which included an unsuccessful exploratory well in a new offshore area of Trinidad.

     Refining, Marketing and Distribution

                                                                             For the three months
         United States                                                         ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
        Operating income before special items                                $13              $54
        Special items                                                          5                8
                                                                             ---              ---
        Operating income                                                     $18              $62
                                                                             ===              ===

U.S. refining, marketing and distribution earnings were lower than last year. We conduct our U.S. downstream activities primarily through Equilon Enterprises LLC, our western alliance with Shell Oil Company, and Motiva Enterprises LLC, our eastern alliance with Shell Oil Company and Saudi Refining, Inc.

Equilon's earnings were lower for the quarter due to increased refinery maintenance and weak marketing margins. During this year's first quarter, Equilon had scheduled and unscheduled maintenance activity at the Wood River, Martinez and Puget Sound refineries. Marketing margins were depressed because pump prices lagged increases in supply costs, lubricant margins were weak and trading results were lower.

Motiva's results for the quarter benefited from improved East and Gulf Coast refining margins. Lower gasoline and distillate inventory levels, combined with a high level of industry refinery maintenance and unscheduled downtime, helped product prices. While marketing margins were negatively impacted by higher spot prices and competitive market conditions, they began to improve during March.

Results for the first quarter of 2000 included net special benefits of $5 million comprised of a benefit of $18 million for an employee benefits revision and a charge of $13 million for a patent litigation issue. Results for the first quarter of 1999 included a special benefit of $8 million due to higher inventory values on March 31, 1999. This follows a fourth-quarter 1998 charge of $34 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products.

                                                                             For the three months
         International                                                         ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
        Operating income before special items                                $63             $145
        Special items                                                        (12)              75
                                                                             ---             ----
        Operating income                                                     $51             $220
                                                                             ===             ====

International refining and marketing earnings for the first quarter of 2000 declined from 1999 levels. The decline was due to operating losses experienced by our Caltex affiliate. Marketing margins suffered in Korea and the Southeast Asian region as a result of high product inventories and aggressive competitor pricing. Refining margins were also weak throughout most of the period.

Operating results for the first quarter of 2000 in Europe improved over last year due to higher refining margins and more efficient refinery operations in the U.K. and the Netherlands. However, lower marketing margins in Europe negatively impacted earnings. In contrast to European results, Latin America experienced lower refining margins, while marketing operations in Latin America improved over last year, as a result of the ongoing economic recovery and currency stabilization in Brazil.

Results for the first quarter of 2000 included special charges of $12 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information. Results for the first quarter of 1999 included a special benefit of $75 million due to higher inventory values at March 31, 1999. This follows a fourth-quarter 1998 charge of $108 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products.

Global Gas and Power


                                                                             For the three months
                                                                               ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
       Operating income                                                    $  20             $   6
                                                                           =====             =====

Global gas and power earnings for the first quarter of 2000 benefited from the recovery of natural gas liquids prices. Our results for 1999 included gains from several asset sales, including our 50 percent interest in a U.K. retail gas marketing operation and the sale of a U.S. gas gathering pipeline.

Other Business Units

                                                                             For the three months
                                                                               ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
       Operating loss                                                       $ --            $  (1)
                                                                            ====            =====

Our other business units mainly include our insurance operations. There were no significant items in either quarter's results.

CORPORATE/NON-OPERATING

                                                                             For the three months
                                                                               ended March 31,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                             (Millions of dollars)
        Results before special items                                      $(148)            $(108)
        Special items                                                        46                --
                                                                          -----             -----
        Total Corporate/non-operating                                     $(102)            $(108)
                                                                          =====             =====

Corporate and non-operating results for the first quarter of 2000 included expenses for our Olympic sponsorship program and higher other corporate expenses. Results in 1999 benefited from a $21 million gain on the sale of marketable securities.

Results for the first quarter of 2000 included special benefits of $46 million for favorable income tax settlements in the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $638 million at March 31, 2000, compared with $448 million at year-end 1999.

During 2000, strong earnings from our operations provided cash of $1.1 billion. We also had cash inflows of $271 million from assets sales, including $263 million from the sale of non-core U.S. producing properties. We spent $630 million on our capital and exploratory program, paid $278 million in common, preferred and minority interest dividends and used $218 million to reduce debt.

At March 31, 2000, our ratio of total debt to total borrowed and invested capital was 36.1%, compared with 37.5% at year-end 1999. At March 31, 2000, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first quarter of 2000, we reduced our commercial paper by $669 million, to $430 million at quarter end. In consideration of payment from the swap counterparties, we terminated fixed-pay interest rate swaps having an aggregate notional principal amount of $300 million. We initiated floating-pay interest rate swaps having an aggregate notional principal amount of $530 million in connection with the first quarter issuance of medium-term notes for this amount. A $50 million notional floating-pay swap matured in March. In addition, we reduced other debt obligations by $79 million.

We maintain $2.05 billion in revolving credit facilities to provide liquidity and to support our commercial paper program. We had nothing outstanding at March 31, 2000. As of March 31, 2000, the total dollar amount of securities remaining available for issuance and sale under our "shelf" registration statement is $1,445 million, covering possible future issuances of both debt and equity securities.

On March 20, 2000, we announced the resumption of our $1 billion common stock repurchase program, initially announced in March of 1998. During the last week of the first quarter of 2000, we purchased less than $1 million of common stock under this program. During April 2000, we purchased an additional $45 million of our common stock. This brings our total purchases under this program, including $474 million purchased during 1998, to $520 million. No shares were purchased under this program in 1999. We will continue to repurchase shares of common stock, subject to market conditions, through open market purchases or privately negotiated transactions.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEPARATION PROGRAMS
----------------------------------------------------------------

On pages 26 and 27 of our 1999 Annual Report, we discussed our fourth quarter 1998 reorganizations, restructurings and employee separation programs. In 1998, we accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits. During the second quarter of 1999, we expanded the employee separation programs and recorded an additional provision of $48 million ($31 million, net of tax). Through December 31, 1999, cash payments totaled $124 million and transfers to long-term obligations totaled $12 million. During the first quarter of 2000, we made additional cash payments of $18 million. We will pay the remaining obligations of $9 million in future periods in accordance with plan provisions. Refer to our 1999 Annual Report for a further discussion of these programs.

During the first quarter of 2000, we announced an additional employee separation program for our international downstream, primarily our marketing operations in Brazil and Ireland. We accrued $17 million ($12 million, net of tax) for employee separations, curtailment costs and special termination benefits for about 200 employees. These separation accruals are shown as selling, general and administrative expenses in the Consolidated Statement of Income. Through March 31, 2000, employee reductions totaled 84. The remaining reductions will occur during the second quarter of this year. During the first quarter, we made cash payments of $1 million and transfers to long-term obligations of $8 million. We will pay the remaining obligations of $8 million in future periods in accordance with plan provisions.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $724 million for the first quarter of 2000, compared with $669 million for the same period in 1999.

Led by a 60 percent increase in our international segment, total upstream expenditures increased 11 percent as a result of our strategy shift to high margin, high impact projects. This shift includes our continued investment in the Malampaya natural gas project in the Philippines, the Venezuelan Hamaca project and the Karachaganak field in Kazakhstan. In addition to spending on these high impact projects, expenditures for development work continued on the Captain B project in the U.K. North Sea. In the United States, upstream spending decreased by 32 percent due to prior year project completions in the Deepwater Gulf of Mexico.

In the United States downstream, refinery expenditures declined due to the sale of the El Dorado refinery in November of 1999 and the planned sale of the Wood River refinery. This decline is consistent with our strategy of reducing our exposure to the refining business. Internationally, marketing expenditures increased due to the rebranding of service stations recently acquired in the Poland/U.K. asset swap with Shell and additional service station investments in Central America.

Global gas and power continues to invest in cogeneration projects in California and in Indonesia, while spending on natural gas transportation is down due to pipeline project completions in 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion of RESULTS OF OPERATIONS and REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEPARATION PROGRAMS contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates and projections. Therefore, they could ultimately prove to be inaccurate. Factors which could affect our expectations for upstream earnings, downstream margins, non-strategic asset sales and investments in e-business ventures are changes in business conditions, such as energy prices, world economic conditions, demand growth, and inventory levels, or if anticipated upstream property sales or the benefits to be realized from investments in e-business ventures are not as projected. The extent and timing of our anticipated cost savings and reorganization programs will depend upon worldwide and industry economic conditions. For a further discussion of additional factors that could cause actual results to materially differ from those in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements and Factors That May Affect Our Business" in our 1999 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

We have provided information about legal proceedings pending against Texaco in
Note 6 to the Consolidated Financial Statements of this Form 10-Q and in Item 3 of our 1999 Annual Report on Form 10-K. Note 6 of this Form 10-Q and Item 3 of our 1999 Form 10-K are incorporated here by reference.

The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of an investigation that could lead to a reportable proceeding.

o The U.S. Department of Justice (DOJ) is conducting an investigation into possible civil or criminal violations at the refinery in Los Angeles formerly owned and operated by Texaco Refining and Marketing Inc. The investigation involves alleged violations of the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right to Know Act and the False Statements statute, by Texaco Refining and Marketing Inc. and certain of its employees. If an indictment or complaint is filed, the DOJ is expected to seek more than $100,000 in penalties. We are contesting liability.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We held our Annual Meeting of Stockholders on April 26, 2000, for the purpose of
(1) electing four directors, (2) approving the appointment of auditors for 2000,
(3) acting on a stockholder proposal relating to classification of our Board of Directors, and (4) acting on a stockholder proposal relating to a code of conduct on worker rights. The following summarizes the voting results:

Item (1). Stockholders elected A. Charles Baillie, Edmund M. Carpenter, Franklyn
G. Jenifer and Thomas A. Vanderslice, each for a three-year term expiring at the 2003 Annual Meeting. The vote for each director was as follows:

                    Director                     Votes For                % of Vote               Votes Withheld
                    ---------------------        -------------            ---------               --------------
                    A. Charles Baillie             467,381,657                97.1%                  14,129,273
                    Edmund M. Carpenter            468,345,420                97.3%                  13,165,510
                    Franklyn G. Jenifer            467,855,090                97.2%                  13,655,840
                    Thomas A. Vanderslice          467,909,398                97.2%                  13,601,532

Directors continuing in office were Peter I. Bijur, Mary K. Bush, Michael C. Hawley, Sam Nunn, Charles H. Price, II, Charles R. Shoemate, Robin B. Smith and William C. Steere, Jr.

Item (2). The appointment of Arthur Andersen LLP to audit the accounts of the company and its subsidiaries for the fiscal year 2000 was approved.

     Votes For (% of shares represented)            Votes Against       Votes Abstained
     -----------------------------------            -------------       ---------------
              474,913,977 (98.6%)                   4,331,664             2,265,282

 Item (3). The stockholder proposal relating to the classification of the Board of Directors was defeated.


    Votes For (% of shares represented)             Votes Against        Votes Abstained        Broker Non-Votes
    -----------------------------------             -------------        ---------------        ----------------
              204,549,142 (49.4%)                   201,294,665            7,728,385              67,938,738

Item (4). The stockholder proposal relating to a code of conduct on worker rights was defeated.


    Votes For (% of shares represented)             Votes Against        Votes Abstained        Broker Non-Votes
    -----------------------------------             -------------        ---------------        ----------------
              50,565,844 (12.2%)                    338,831,578           24,110,001              68,003,507


Item 5. Other Information
-------------------------

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              ----------------------
                                                                                              2000               1999
                                                                                              ----               ----
                                                                                                (Millions of dollars)
                                                                                                     (Unaudited)
CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Exploration and production

         United States                                                                         $175               $256
         International                                                                          353                221
                                                                                               ----               ----
           Total                                                                                528                477
                                                                                               ----               ----
Refining, marketing and distribution
         United States                                                                           65                 73
         International                                                                          100                 77
                                                                                               ----               ----
           Total                                                                                165                150
                                                                                               ----               ----

Global gas and power                                                                             28                 35
                                                                                               ----               ----
           Total operating segments                                                             721                662

Other business units                                                                              3                  7
                                                                                               ----               ----

           Total                                                                               $724               $669
                                                                                               ====               ====


                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      2000            1999
                                                                                                      ----            ----
                                                                                                           (Unaudited)
OPERATING DATA
--------------

Exploration and Production
--------------------------

United States
-------------

     Net production of crude oil and natural
         gas liquids (MBPD)                                                                             377            406
     Net production of natural gas - available
         for sale (MMCFPD)                                                                            1,361          1,487
                                                                                                     ------         ------
                  Total net production (MBOEPD)                                                         604            654

     Natural  gas sales (MMCFPD)                                                                      3,394          3,579

     Average U.S. crude (per bbl)                                                                    $24.46         $ 9.11
     Average U.S. natural gas (per mcf)                                                              $ 2.45         $ 1.79
     Average WTI (Spot) (per bbl)                                                                    $28.91         $13.15
     Average Kern (Spot) (per bbl)                                                                   $22.84         $ 7.65

International
-------------

     Net production of crude oil and natural
         gas liquids (MBPD)
         Europe                                                                                         144            130
         Indonesia                                                                                      124            180
         Partitioned Neutral Zone                                                                       135            116
         Other                                                                                           70             67
                                                                                                     ------         ------
              Total                                                                                     473            493
     Net production of natural gas - available
         for sale (MMCFPD)
         Europe                                                                                         289            286
         Colombia                                                                                       208            153
         Other                                                                                          152            111
                                                                                                     ------         ------
              Total                                                                                     649            550
                                                                                                     ------         ------

                  Total net production (MBOEPD)                                                         581            585

     Natural gas sales (MMCFPD)                                                                         685            565

     Average International crude (per bbl)                                                           $23.32         $ 9.88
     Average International natural gas (per mcf)                                                     $ 1.48         $ 1.51
     Average U.K. natural gas (per mcf)                                                              $ 2.63         $ 2.64
     Average Colombia natural gas (per mcf)                                                          $  .94         $  .65

Worldwide
---------

     Total worldwide net production (MBOEPD)                                                          1,185          1,239


                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      2000            1999
                                                                                                      ----            ----
                                                                                                           (Unaudited)
OPERATING DATA
--------------

Refining, Marketing and Distribution
------------------------------------

United States
-------------
     Refinery input (MBPD)

         Equilon area                                                                                   277            365
         Motiva area                                                                                    265            302
                                                                                                      -----          -----
              Total                                                                                     542            667

     Refined product sales (MBPD)
         Equilon area                                                                                   690            572
         Motiva area                                                                                    341            379
         Other operations                                                                               292            307
                                                                                                      -----          -----
              Total                                                                                   1,323          1,258
International
-------------
     Refinery input (MBPD)
         Europe                                                                                         364            368
         Caltex area                                                                                    346            438
         Latin America/West Africa                                                                       52             71
                                                                                                      -----          -----
              Total                                                                                     762            877

     Refined product sales (MBPD)
         Europe                                                                                         635            638
         Caltex area                                                                                    613            672
         Latin America/West Africa                                                                      448            479
         Other                                                                                           95            103
                                                                                                      -----          -----
              Total                                                                                   1,791          1,892



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --    (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

     --    (20)  Copy  of Texaco  Inc.'s  Annual Report  on  Form 10-K  for  the
                 fiscal year ended December 31, 1999 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1999), dated March 24, 2000, incorporated herein by reference, SEC
                 File No. 1-27.

     --    (22)  Information  relative  to  the  various  matters submitted to a vote of security holders are described on pages 9 through 16 of the 2000 Proxy Statement of Texaco Inc., dated March 14, 2000, relating to the Annual Meeting of Stockholders held on April
                 26, 2000, incorporated herein by reference, SEC File No. 1-27.

     --    (27)  Financial Data Schedule (included only in the electronic filing of this document).



b)   Reports on Form 8-K:

     During the first quarter of 2000, we filed a Current Report on Form 8-K for the following event:

     1.   January 26, 2000

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 1999.

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

                                                              Texaco Inc.
                                                       ------------------------
                                                             (Registrant)




                                                  By:     George J. Batavick
                                                        ----------------------
                                                             (Comptroller)




                                                  By:       Michael H. Rudy
                                                        ----------------------
                                                              (Secretary)




Date:    May 8, 2000
         -----------