Form 10-Q
period 2000-06-30
TEXACO INC
filed 2000-08-10
CIK 97349

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

For the quarterly period ended June 30, 2000         Commission file number 1-27


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

     As of July 31, 2000, there were 551,250,186 shares outstanding of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                                   TEXACO INC.
                                    FORM 10-Q
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                Table of Contents

                                                                                                        Page
                                                                                                        ----

Part I. Financial Information

Item 1. Financial Statements
  Consolidated Statements of Income for the six
     and three months ended June 30, 2000 and 1999                                                        1

  Consolidated Balance Sheets as of June 30, 2000
     and December 31, 1999                                                                                2

  Condensed Consolidated Statements of Cash Flows for
     the six months ended June 30, 2000 and 1999                                                          3

  Condensed Consolidated Statements of Comprehensive
     Income for the six and three months ended
     June 30, 2000 and 1999                                                                               4

  Notes to Condensed Consolidated Financial Statements                                                   4-8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                                    9-15

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                                                            16



Part II. Other Information

Item 1. Legal Proceedings                                                                                17

Item 5. Other Information                                                                               17-19

Item 6. Exhibits and Reports on Form 8-K                                                                 20

Signatures                                                                                               21

Exhibit

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges


                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                  (Millions of dollars, except per share data)

                                                                                           (Unaudited)
                                                                        -------------------------------------------------
                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                        --------------------        ---------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
         REVENUES

              Sales and services                                       $22,862        $15,030       $11,776       $  8,116
              Equity in income of affiliates, interest,
                  asset sales and other                                    478            429           293            153
                                                                       -------        -------       -------       --------
                                                                        23,340         15,459        12,069          8,269
                                                                       -------        -------       -------       --------
         DEDUCTIONS

              Purchases and other costs                                 18,055         11,806         9,425          6,356
              Operating expenses                                         1,268          1,109           678            550
              Selling, general and administrative expenses                 581            601           256            311
              Exploratory expenses                                         113            210            60             80
              Depreciation, depletion and amortization                     875            726           391            365
              Interest expense                                             231            245           109            124
              Taxes other than income taxes                                194            148            91             72
              Minority interest                                             57             35            30             16
                                                                       -------        -------       -------       --------
                                                                        21,374         14,880        11,040          7,874
                                                                       -------        -------       -------       --------

         Income before income taxes                                      1,966            579         1,029            395

         Provision for income taxes                                        767            107           404            122
                                                                       -------        -------       -------       --------

         NET INCOME                                                    $ 1,199        $   472       $   625       $    273
                                                                       =======        =======       =======       ========

         Per common share

              Basic net income                                         $  2.19        $  0.85       $  1.14       $   0.50
              Diluted net income                                       $  2.19        $  0.85       $  1.14       $   0.50

              Cash dividends paid                                      $  0.90        $  0.90       $  0.45       $   0.45


          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                              (Millions of dollars)

                                                                                         June 30,                December 31,
                                                                                           2000                   1999
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------

ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   261                $   419
      Short-term investments - at fair value                                                      35                     29
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $25 million in 2000 and $27 million in 1999                            4,789                  4,060
      Inventories                                                                              1,422                  1,182
      Deferred income taxes and other current assets                                             325                    273
                                                                                             -------                -------
           Total current assets                                                                6,832                  5,963

   Investments and Advances                                                                    6,485                  6,426

   Properties, Plant and Equipment - at cost                                                  33,816                 36,527
   Less - Accumulated Depreciation, Depletion and Amortization                                18,412                 20,967
                                                                                             -------                -------
      Net properties, plant and equipment                                                     15,404                 15,560

   Deferred Charges                                                                            1,033                  1,023
                                                                                             -------                -------
           Total                                                                             $29,754                $28,972
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   559                $ 1,041
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   3,124                  2,585
           Accrued liabilities                                                                 1,121                  1,203
      Income and other taxes                                                                   1,155                    839
           Total current liabilities                                                           5,959                  5,668

   Long-Term Debt and Capital Lease Obligations                                                6,519                  6,606
   Deferred Income Taxes                                                                       1,483                  1,468
   Employee Retirement Benefits                                                                1,176                  1,184
   Deferred Credits and Other Non-current Liabilities                                          1,218                  1,294
   Minority Interest in Subsidiary Companies                                                     716                    710
                                                                                             -------                -------
           Total                                                                              17,071                 16,930
   Stockholders' Equity
      Market auction preferred shares                                                            300                    300
      Common stock (authorized: 850,000,000 shares, $3.125 par value;
           567,576,504 shares issued)                                                          1,774                  1,774
      Paid-in capital in excess of par value                                                   1,285                  1,287
      Retained earnings                                                                       10,449                  9,748
      Unearned employee compensation and benefit plan trust                                     (285)                  (306)
      Accumulated other comprehensive income (loss)
         Currency translation adjustment                                                         (99)                   (99)
         Minimum pension liability adjustment                                                    (27)                   (23)
         Unrealized net gain on investments                                                        4                      3
                                                                                             -------                -------
           Total                                                                                (122)                  (119)
                                                                                             -------                -------
                                                                                              13,401                 12,684
      Less - Common stock held in treasury, at cost                                              718                    642
                                                                                             -------                -------
         Total stockholders' equity                                                           12,683                 12,042
                                                                                             -------                -------
           Total                                                                             $29,754                $28,972
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

                                   TEXACO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                              (Millions of dollars)

                                                                                                   (Unaudited)
                                                                                              -----------------------
                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                              -----------------------
                                                                                              2000               1999
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $1,199             $  472
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                               875                726
         Deferred income taxes                                                                   15                (96)
         Exploratory expenses                                                                   113                210
         Minority interest in net income                                                         57                 35
         Dividends from affiliates, greater than
            equity in income                                                                    108                 58
         Gains on asset sales                                                                   (95)               (62)
         Changes in operating working capital                                                  (337)              (267)
         Other - net                                                                             58                (23)
                                                                                             ------             ------
            Net cash provided by operating activities                                         1,993              1,053

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (1,469)            (1,109)
   Proceeds from asset sales                                                                    490                219
   Purchases of investment instruments                                                         (206)              (283)
   Sales/maturities of investment instruments                                                   202                606
   Collection of note from affiliate                                                             --                101
                                                                                             ------             ------
            Net cash used in investing activities                                              (983)              (466)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               762              1,843
         Repayments                                                                          (1,836)              (298)
   Net increase (decrease) in other borrowings                                                  532             (1,522)
   Purchases of common stock                                                                    (71)                --
   Dividends paid to the company's stockholders
      Common                                                                                   (489)              (474)
      Preferred                                                                                  (8)               (23)
   Dividends paid to minority stockholders                                                      (53)               (15)
                                                                                             ------             ------
            Net cash used in financing activities                                            (1,163)              (489)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes on cash and cash equivalents                                  (5)               (24)
                                                                                             ------             ------
   Increase (decrease) during period                                                           (158)                74
   Beginning of year                                                                            419                249
                                                                                             ------             ------
   End of period                                                                            $   261             $  323
                                                                                            =======             ======

          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             ---------------------------------------------------------
                              (Millions of dollars)

                                                                                   (Unaudited)
                                                                --------------------------------------------------
                                                                 For the six months           For the three months
                                                                   ended June 30,                ended June 30,
                                                               --------------------           --------------------
                                                                2000             1999         2000           1999
                                                                ----             ----         ----           ----

   NET INCOME                                                   $1,199         $   472       $  625         $   273
   Other comprehensive income (loss), net of tax
      Minimum pension liability adjustment                          (4)              -            -               -
      Unrealized net gain (loss) on investments                      1             (22)          (5)             (2)
                                                                ------         -------       ------         -------
                                                                    (3)            (22)          (5)             (2)
                                                                ------         -------       ------         -------
  COMPREHENSIVE INCOME                                          $1,196         $   450       $  620         $   271
                                                                ======         =======       ======         =======




                                   TEXACO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1. Basis of Preparing Interim Financial Statements
-------------------------------------------------------

The accompanying unaudited consolidated interim financial statements of Texaco Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted from these financial statements certain footnotes and other information included in our 1999 Annual Report on Form 10-K. You should read these unaudited condensed financial statements in conjunction with our 1999 Annual Report. Certain prior period amounts have been reclassified to conform to current year presentation. All dollar amounts are in millions, unless otherwise noted.

We have consistently applied the accounting policies described in our 1999 Annual Report on Form 10-K in preparing the unaudited financial statements for the six-month and three-month periods ended June 30, 2000 and 1999. We have made all adjustments and disclosures necessary, in our opinion, to present fairly our results of operations, financial position and cash flows for such periods. These adjustments were of a normal recurring nature. The information is subject to year-end audit by independent public accountants.

The results for the interim periods are not necessarily indicative of trends or future financial results.

Note 2. Net Income Per Common Share
-----------------------------------

                                                                        For the six months            For the three months
                                                                          ended June 30,                 ended June 30,
                                                                        ------------------            --------------------
                                                                        2000            1999           2000           1999
                                                                        ----            ----           ----           ----
                                                                                           (Unaudited)
Basic Net Income Per Common Share:

   Net income                                                         $ 1,199        $   472          $   625       $   273

   Less: Preferred stock dividends                                          7             23                4            10
                                                                      -------        -------          -------       -------
   Net income available for common stock                              $ 1,192        $   449          $   621       $   263
                                                                      =======        =======          =======       =======
   Weighted average shares outstanding (thousands)                    543,334        526,965          542,770       527,700
                                                                      =======        =======          =======       =======

   Basic net income per common share (dollars)                        $  2.19        $  0.85          $  1.14       $  0.50
                                                                      =======        =======          =======       =======
Diluted Net Income Per Common Share:

   Net income available for common stock                              $ 1,192        $   449          $   621       $   263

   Adjustment for the dilutive effect of
      stock-based compensation                                              2              2                1             1
                                                                      -------        -------          -------       -------
   Income for diluted earnings per share                              $ 1,194        $   451          $   622       $   264
                                                                      =======        =======          =======       =======
   Weighted average shares outstanding (thousands)                    543,334        526,965          542,770       527,700

   Dilutive effect of stock-based compensation (thousands)              1,611          2,675            1,642         2,536
                                                                      -------        -------          -------       -------
   Weighted average shares outstanding for diluted
      computation (thousands)                                         544,945        529,640          544,412       530,236
                                                                      =======        =======          =======       =======

   Diluted net income per common share (dollars)                      $  2.19        $  0.85          $  1.14       $  0.50
                                                                      =======        =======          =======       =======


Note 3. Segment Information
---------------------------

                                                                     For the six months ended June 30,
                                           -------------------------------------------------------------------------------
                                                               2000                                   1999
                                           --------------------------------------    -------------------------------------
                                              Sales and Services                       Sales and Services
                                           ------------------------     After        ------------------------    After
                                                     Inter-              Tax                  Inter-              Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                         $1,682   $  924   $2,606    $  647      $   826   $  666   $ 1,492     $ 186
     International                          1,669      684    2,353       554        1,022      294     1,316        60
Refining, marketing and distribution
     United States                          2,767      106    2,873        63        1,440        7     1,447        86
     International                         13,851      191   14,042       141        9,856       23     9,879       371
Global gas and power                        2,887       81    2,968        20        1,879       47     1,926         7
                                          -------   ------  -------    ------      -------   ------   -------     -----
Segment totals                            $22,856   $1,986   24,842     1,425      $15,023   $1,037    16,060       710
                                          =======   ======                         =======   ======
Other business units                                             15        (2)                             20        (2)
Corporate/Non-operating                                           3      (224)                              4      (236)
Intersegment eliminations                                    (1,998)       --                          (1,054)       --
                                                            -------    ------                          ------     -----
     Consolidated                                           $22,862    $1,199                         $15,030     $ 472
                                                            =======    ======                         =======     =====


                                                                     For the six months ended June 30,
                                           -------------------------------------------------------------------------------
                                                               2000                                   1999
                                           --------------------------------------    -------------------------------------
                                              Sales and Services                       Sales and Services
                                           ------------------------     After        ------------------------     After
                                                     Inter-              Tax                  Inter-               Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                        $   859     $494  $ 1,353      $353       $  477     $370    $  847      $148
     International                            796      273    1,069       261          577      184       761        78
Refining, marketing and distribution
     United States                          1,387       82    1,469        45          829        4       833        24
     International                          7,130       96    7,226        90        5,310       20     5,330       151
Global gas and power                        1,602       46    1,648        --          919       24       943         1
                                          -------     ----  -------       ---       ------     ----    ------      ----
     Segment totals                       $11,774     $991   12,765       749       $8,112     $602     8,714       402
                                          =======     ====                          ======     ====
      Other business units                                        5        (2)                              9        (1)
Corporate/Non-operating                                           2      (122)                              3      (128)
Intersegment eliminations                                      (996)       --                            (610)       --
                                                            -------      ----                          ------      ----
     Consolidated                                           $11,776      $625                          $8,116      $273
                                                            =======      ====                          ======      ====



                                                                                       Assets as of
                                                                         ---------------------------------------------
                                                                          June 30,                        December 31,
                                                                            2000                              1999
                                                                         -----------                      ------------
                                                                         (Unaudited)

Exploration and production
     United States                                                          $8,325                           $8,696
     International                                                           5,792                            5,333
Refining, marketing and distribution
     United States                                                           3,326                            3,714
     International                                                           9,219                            8,542
Global gas and power                                                         1,800                            1,297
                                                                           -------                          -------
     Segment totals                                                         28,462                           27,582
Other business units                                                           362                              365
Corporate/Non-operating                                                      1,307                            1,430
Intersegment eliminations                                                     (377)                            (405)
                                                                           -------                          -------
     Consolidated                                                          $29,754                          $28,972
                                                                           =======                          =======


Note 4. Inventories
-------------------

The inventory accounts of Texaco are presented below:

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 June 30,                 December 31,
                                                                                   2000                       1999
                                                                                -----------               ------------
                                                                                (Unaudited)
     Crude oil                                                                    $  218                    $  141
     Petroleum products and other                                                  1,023                       857
     Materials and supplies                                                          181                       184
                                                                                  ------                    ------
          Total                                                                   $1,422                    $1,182
                                                                                  ======                    ======

Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis:

                                                                       For the six months        For the three months
                                                                         ended June 30,             ended June 30,
                                                                      --------------------       --------------------
                                                                      2000            1999           2000         1999
                                                                      ----            ----           ----         ----
          Gross revenues                                            $21,186         $11,352        $11,229      $ 5,751
          Income (loss) before income taxes                         $    18         $    48        $    49      $  (123)


The following table presents summarized unaudited financial information for Motiva on a 100% Motiva basis. Motiva is owned by Texaco, Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and Shell Oil Company. Under the terms of the Limited Liability Agreement for Motiva, the ownership in Motiva is subject to annual adjustment through year-end 2005, based on the performance of the assets contributed to Motiva. Accordingly, the initial ownership in Motiva was adjusted effective as of January 1, 2000, so that currently, Texaco and Saudi Refining, Inc. each own just under 31% and Shell owns just under 39% of Motiva. These ownership percentages will be effective through year-end 2000. The Agreement provides that a final ownership percentage will be calculated at the end of 2005.

                                                              For the six months                For the three months
                                                                ended June 30,                     ended June 30,
                                                              --------------------              --------------------
                                                               2000        1999                  2000            1999
                                                               ----        ----                  ----            ----
          Gross revenues                                      $9,137      $4,965                $4,746          $2,815
          Income (loss) before income taxes                   $  217      $   20                $  154          $  (21)

We record income tax effects applicable to our share of Equilon's and Motiva's pre-tax results in our consolidated financial statements, since Equilon and Motiva are limited liability companies.

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis:

                                                          For the six months          For the three months
                                                             ended June 30,               ended June 30,
                                                           ------------------         ---------------------
                                                          2000          1999          2000             1999
                                                          ----          ----          ----             ----
                  Gross revenues                         $8,905        $6,137        $4,795           $3,247
                  Income before income taxes             $  483        $  518        $  264           $  229
                  Net income                             $  230        $  343        $  128           $  140


Note 6. Commitments and Contingencies
-------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 15, Other Financial Information, Commitments and Contingencies, pages 54-55, of our 1999 Annual Report.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's net income and income before special items for the second quarter and first six months of 2000 and 1999. All dollar amounts are in millions, unless otherwise noted.


                                                                    For the six months             For the three months
                                                                      ended June 30,                  ended June 30,
                                                                   ---------------------           --------------------
                                                                   2000             1999            2000              1999
                                                                   ----             ----            ----              ----
                                                                                        (Unaudited)

                  Income before special items                    $1,243             $391            $ 641             $286
                       Per share (dollars)                       $ 2.27             $.70            $1.17             $.52
                  Net income                                     $1,199             $472            $ 625             $273
                       Per share (dollars)                       $ 2.19             $.85            $1.14             $.50

Our strong earnings performance during the quarter was driven by high crude oil prices and increased U.S. natural gas prices, reflecting strong worldwide demand and low industry inventories.

Our upstream operations contributed the greatest share of our earnings improvement during this period. During the quarter, the divestiture of several non-core producing assets added over $200 million to our cash flow. We continue to be encouraged by the results of our exploration program as well as the progress on our major development activities. In addition, the Petronius field offshore in the Gulf of Mexico began producing on July 9 and our production there should grow to 20,000 barrels per day in October.

In the downstream, our overall results improved versus this year's first quarter but were below last year. While our refining results have improved in Europe and on the Gulf and East Coasts of the United States, the combination of high crude oil costs and the extremely competitive environment contributed to weak marketing margins in most areas. Margins in the Caltex region have been especially weak and, accordingly, our performance there has been disappointing. During the quarter, the sale of Equilon's Wood River refinery was completed, furthering our long term strategy of reducing our refining exposure.

Notwithstanding our strong earnings and cash flow, we continue to maintain a disciplined approach to our capital spending throughout the company.

Results for the second quarter and first six months of 2000 and 1999 are summarized in the following table. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
                                                                                            (Unaudited)
Income before special items                                             $1,243           $391          $641           $286

Gains (losses) on major asset sales                                        (65)           (55)            2            (55)
Tax issues                                                                  46             65            --             54
Inventory valuation adjustments                                             --            138            --             55
Employee benefits revision                                                  18             --            --             --
Reorganization, restructuring and employee separation costs                (12)           (67)           --            (67)
Litigation issue                                                           (17)            --            (4)            --
Net loss on Erskine pipeline                                               (14)            --           (14)            --
                                                                        ------           ----          ----           ----
Special items                                                              (44)            81           (16)           (13)
                                                                        ------           ----          ----           ----
Net income                                                              $1,199           $472          $625           $273
                                                                        ======           ====          ====           ====

OPERATING RESULTS

   EXPLORATION AND PRODUCTION

                                                                          For the six months          For the three months
         United States                                                     ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                             $754          $165           $393           $138
        Special items                                                     (107)           21           (40)             10
                                                                          ----          ----           ---            ----
        Operating income                                                  $647          $186           $353           $148
                                                                          ====          ====           ====           ====

U.S. exploration and production earnings for the second quarter and first six months of 2000 were considerably better than last year due to higher crude oil and natural gas prices. Tight oil supplies caused second quarter WTI crude oil prices to average nearly $29.00 per barrel. Our realized crude oil prices for the second quarter and first six months of 2000 were $24.90 and $24.67 per barrel, 95 percent and 125 percent higher than last year. Increased demand and low storage levels caused U.S. natural gas prices to rise. For the second quarter and first six months of 2000, average natural gas prices were $3.28 and $2.86 per MCF, 60 percent and 49 percent above last year.

Daily production decreased nine percent for the second quarter and eight percent for the first six months of the year. This expected reduction was due to natural field declines and sales of non-core producing properties. During the second quarter, we received $67 million from these sales, bringing our total cash proceeds for the year to $330 million.

Our operating expenses increased eight percent for the second quarter and six months as higher crude oil and natural gas prices led to higher utilities expenses and production taxes. Exploratory expenses for the second quarter and first six months of 2000 were $22 million and $41 million before tax, $16 million and $51 million below last year, reflecting reduced activities in the U.S.

Results for the first six months of 2000 included special charges of $107 million, including $40 million in the second quarter, for net losses on sales of non-core producing assets. This charge was comprised of write-downs of assets sold to their sales prices and related disposal costs, partially offset by gains on the sale of certain other assets. Results for the second quarter of 1999 included a special gain of $21 million for the sale of our interest in several California fields. Also included in that quarter was a special charge of $11 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information. Results for 1999 also included a first quarter special benefit of $11 million for a production tax refund.

                                                                          For the six months          For the three months
         International                                                     ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
       Operating income before special items                              $488            $62          $195            $80
       Special items                                                        66             (2)           66             (2)
                                                                          ----            ---          ----            ---
       Operating income                                                   $554            $60          $261            $78
                                                                          ====            ===          ====            ===

International exploration and production earnings for the second quarter and first six months of 2000 were significantly higher than last year due to higher crude oil prices and lower expenses. Market conditions have kept crude oil prices strong throughout the first six months. Our realized crude oil prices for the second quarter and first six months of 2000 were $23.64 and $23.47 per barrel, 72 percent and 102 percent higher than last year. Average natural gas prices were $1.44 per MCF for the second quarter and $1.46 per MCF for the first six months of 2000, 17 percent and seven percent above last year.

Daily production decreased 10 percent for the second quarter and five percent for the first six months due to scheduled maintenance and repairs in our U.K. North Sea operations, lower lifting entitlements for cost recovery in Indonesia as a result of higher crude oil prices and the sale of non-core producing properties. Production continues to increase in the Partitioned Neutral Zone and the Karachaganak field in the Republic of Kazakhstan. During the second quarter, we received proceeds of $137 million from the sales of non-core producing properties.

In line with lower production, our operating expenses decreased eight percent for the second quarter and seven percent for the first six months of 2000. Exploratory expenses for the second quarter were $38 million before tax, slightly lower than last year. Exploratory expenses for the first six months were $72 million before tax, $46 million lower than last year which included an unsuccessful exploratory well in a new offshore area of Trinidad.

Results for the second quarter of 2000 included a special benefit of $80 million for net gains on the sale of non-core producing properties and a special charge of $14 million for net losses resulting from the Erskine pipeline interruption in the U.K. North Sea. Results for the second quarter of 1999 included a special charge of $2 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.

     REFINING, MARKETING AND DISTRIBUTION

                                                                          For the six months          For the three months
         United States                                                     ended June 30,                ended June 30,
         -------------                                                   -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                              $93           $165           $80           $111
        Special items                                                      (30)           (79)          (35)           (87)
                                                                           ---           ----           ---           ----
        Operating income                                                   $63           $ 86           $45           $ 24
                                                                           ===           ====           ===           ====

U.S. refining, marketing and distribution earnings before special items were lower than last year for both the second quarter and first six months. U.S. downstream activities are primarily conducted through Equilon Enterprises LLC, our western alliance with Shell Oil Company, and Motiva Enterprises LLC, our eastern alliance with Shell Oil Company and Saudi Refining, Inc.

During the second quarter and first six months of 2000, Equilon's earnings declined due to weak marketing and lubricant margins. Maintenance activity at the Puget Sound, Martinez and Wood River refineries adversely impacted results for both years. Marketing margins were depressed because pump prices lagged increases in supply costs in a very competitive market.

Motiva's results for the second quarter and first six months of 2000 benefited from improved East and Gulf Coast refining margins. Maintenance activities this year in both quarters at the Delaware City refinery and in the second quarter at the Port Arthur refinery adversely impacted results. Lower gasoline and distillate inventory levels and tight supplies due to industry refinery downtime helped refining margins. While refining results improved, marketing margins were negatively impacted by higher supply costs which were not fully recovered in the competitive market.

Results for the first six months of 2000 included net special charges of $30 million, comprised of a second quarter charge of $31 million for the loss on the sale of the Wood River refinery, a charge for a patent litigation issue of $17 million, $4 million in the second quarter, and a first quarter gain of $18 million for an employee benefits revision. Results for the first six months of 1999 included net special charges of $79 million. This was comprised of second quarter charges of $76 million for asset write-downs to their estimated sales value due to the pending sales by Equilon of its El Dorado and Wood River refineries and $11 million for alliance reorganization, restructuring and employee separation costs. Results for 1999 included a first quarter special benefit of $8 million due to higher inventory values on March 31, 1999. This follows a fourth quarter 1998 charge of $34 million to reflect lower prices on December 31, 1998 for inventories of crude oil and refined products.

                                                                          For the six months          For the three months
         International                                                     ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                             $153          $ 221           $90           $ 76
        Special items                                                      (12)           150            --             75
                                                                          ----          -----           ---           ----
        Operating income                                                  $141          $ 371           $90           $151
                                                                          ====          =====           ===           ====

International refining and marketing earnings before special items for the second quarter of 2000 increased from last year. Refining results improved dramatically in Europe as margins improved in the U.K. and the Netherlands. However, marketing results declined due to increased costs and highly competitive market conditions in our European and Latin American areas of operation. Refining results in Latin America were nearly level with the second quarter of 1999. Operating results for our Caltex affiliate decreased due to lower marketing margins in the Asia-Pacific area.

Results for the first six months of 2000 declined due to weak marketing margins in the Caltex region, Latin America and Europe. Refining results were mixed as European and Asian margins improved, while increased crude costs negatively impacted refining margins in Panama.

Results for 2000 included first quarter special charges of $12 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information. The second quarter of 1999 included a special gain of $54 million for a Korean tax benefit, Caltex restructuring charges of $25 million and employee separation costs in Europe and Latin America of $9 million. Results for 1999 also included first and second quarter special benefits of $75 million and $55 million due to higher 1999 inventory values. This follows a fourth-quarter 1998 charge of $108 million to reflect lower market prices on December 31, 1998 for inventories of crude oil and refined products, as well as additional charges recorded in prior years.

     GLOBAL GAS AND POWER

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                              $20            $10          $ --            $ 4
        Special items                                                       --             (3)           --             (3)
                                                                           ---            ---          --              ---
        Operating income                                                   $20            $ 7          $ --            $ 1
                                                                           ===            ===          ==              ===

Operating results for our global gas and power operations for the first six months of 2000 benefited from the first quarter recovery of natural gas liquids prices which was not sustained in the second quarter. Results for 1999 included gains from several asset sales, including a gas gathering pipeline in the U.S. and our 50 percent interest in a U.K. retail gas marketing venture.

Results for the second quarter of 1999 included a special charge of $3 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.

     OTHER BUSINESS UNITS

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating loss                                                   $ (2)           $(2)         $ (2)            $(1)
                                                                         ====            ===          ====             ===

Our other business units mainly include our insurance operations. There were no significant items in these results.

     CORPORATE/NON-OPERATING

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Results before special items                                     $(263)        $(230)         $(115)         $(122)
        Special items                                                       39            (6)            (7)            (6)
                                                                         -----         -----          -----          -----
        Total Corporate/Non-operating                                    $(224)        $(236)         $(122)         $(128)
                                                                         =====         =====          =====          =====

Corporate and non-operating expenses before special items for the second quarter benefited from a favorable prior period tax revision and lower interest expense. The first six months of 2000 included expenses for our Olympic sponsorship program and higher other corporate expenses. Results for the first six months of 1999 benefited from a $21 million gain on the sale of marketable securities.

Results for the first six months of 2000 included a first quarter special benefit of $46 million for favorable income tax settlements in the first quarter and a second quarter special charge of $7 million for early extinguishment of debt associated with the anticipated sale of an offshore producing facility in the U.K. North Sea. Results for 1999 included a second quarter special charge of $6 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $296 million at June 30, 2000, compared with $448 million at year-end 1999.

During the first six months of 2000, strong earnings from our operations provided cash of $2.0 billion. We also had cash inflows of $490 million from assets sales, primarily from the sale of several non-core producing properties. We spent $1.5 billion on our capital and exploratory program, paid $550 million in common, preferred and minority interest dividends and used $613 million to reduce debt and repurchase common stock.

As of June 30, 2000, our ratio of total debt to total borrowed and invested capital was 34.6%, compared with 37.5% at year-end 1999. At June 30, 2000, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first six months of 2000, our overall debt level decreased by $542 million. This was comprised of debt repayments of $1,359 million, increased commercial paper of $287 million and the issuance of $530 million of medium-term notes from our existing "shelf" registration.

As of June 30, 2000, we maintained, but had not used, $2.05 billion in revolving credit facilities that provide liquidity and support our commercial paper program. As of June 30, 2000, the total dollar amount of debt and equity securities remaining available for issuance and sale under our "shelf" registration statement is $1,445 million.

In March 2000, we resumed purchasing common stock under the $1 billion common stock repurchase program we initiated in March 1998. We purchased about $70 million of common stock under this program during the first six months of 2000 and an additional $58 million from July 1 through August 4, 2000. This brings our total purchases under this program, including $474 million purchased during 1998, to about $600 million. No shares were purchased under this program in 1999. We will continue to repurchase shares of common stock, subject to market conditions, through open market purchases or privately negotiated transactions.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEPARATION PROGRAMS
----------------------------------------------------------------

On pages 26 and 27 of our 1999 Annual Report, we discussed our fourth quarter 1998 reorganizations, restructurings and employee separation programs. In 1998, we accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits. During the second quarter of 1999, we expanded the employee separation programs and recorded an additional provision of $48 million ($31 million, net of tax). Through June 30, 2000, cash payments totaled $149 million and transfers to long-term obligations totaled $12 million. We will pay the remaining obligations of $2 million in future periods in accordance with plan provisions. Refer to our 1999 Annual Report for a further discussion of these programs.

During the first quarter of 2000, we announced an additional employee separation program for our international downstream, primarily our marketing operations in Brazil and Ireland. We accrued $17 million ($12 million, net of tax) for employee separations, curtailment costs and special termination benefits for about 200 employees. These separation accruals are shown as selling, general and administrative expenses in the Consolidated Statements of Income. Through June 30, 2000, employee reductions totaled 91. The remaining reductions will occur during the last half of this year. During the first six months of 2000, we made cash payments of $2 million and transfers to long-term obligations of $8 million. We will pay the remaining obligations of $7 million in future periods in accordance with plan provisions.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133. SFAS 133 and 138 establishes accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the Consolidated Balance Sheets at their fair value. Changes in fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We will adopt these standards effective January 1, 2001 and are currently assessing the effects of adoption.

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Worldwide capital and exploratory expenditures, including our share of affiliates, were $1,769 million for the first six months of 2000, compared with $1,458 million for 1999.

Led by a 57 percent increase in our international segment, total upstream expenditures increased 24 percent as we continued to focus on high-margin, high-impact projects. Investment continued in the Malampaya natural gas project in the Philippines and the Karachaganak field in Kazakhstan. In addition to spending on these projects, expenditures for platform development work continued on the Captain B project in the U.K. North Sea. In the United States, upstream spending decreased by 17 percent primarily due to the completion, last year, of the Gemini project in the Deepwater Gulf of Mexico.

In the United States downstream, refinery expenditures declined as we continued to reduce our exposure to the refining business with Equilon's sale of the El Dorado refinery in November of 1999 and the Wood River refinery in June of 2000. Internationally, expenditures decreased due to the completion of a project at the Pembroke refinery last year and lower marketing investments in Latin America.

Expenditures for global gas and power more than doubled from last year primarily from the purchase of a 20 percent interest in Energy Conversion Devices, Inc., which develops and commercializes enabling technologies for use in the fields of alternative energy and information technologies. This investment further advances our goal to be a leader in the development and commercialization of advanced, environmentally-smart alternative energy technologies.

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion contain a number of "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made concerning our expected performance and financial results in future periods are based on our current expectations and beliefs and are subject to a number of known and unknown risks and uncertainties. This could cause actual results to differ materially from those described in the "forward-looking statements." The following factors known to us, among other factors, could cause our actual results to differ materially from those described in the "forward-looking statements": incorrect estimation of reserves; inaccurate seismic data; mechanical failures; decreased demand for crude oil, natural gas, motor fuels and other products; worldwide and industry economic conditions; inaccurate forecasts of crude oil, natural gas and petroleum product prices; increasing price and product competition; price fluctuations; and higher costs, expenses and interest rates. In addition, you are encouraged to review our latest reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K filed with the SEC on March 24, 2000, which describes a number of additional risks and uncertainties that could cause actual results to vary materially from those listed in the "forward-looking statements" made in this Quarterly Report on Form 10-Q.

                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o The price of crude oil, natural gas and petroleum products
o The value of foreign currencies in relation to the U.S. dollar
o Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first six months of 2000 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, the value of foreign currencies in relation to the U. S. dollar or interest rates.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

We have provided information about legal proceedings pending against Texaco in
Note 6 to the Consolidated Financial Statements of this Form 10-Q, in Item 1 of our first quarter 2000 Form 10-Q and in Item 3 of our 1999 Annual Report on Form 10-K. Note 6 of this Form 10-Q, Item 1 of our first quarter 2000 Form 10-Q and
Item 3 of our 1999 Form 10-K are incorporated here by reference.

Item 5. Other Information
-------------------------

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                          2000          1999           2000          1999
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
                                                                                             (Unaudited)


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

   Exploration and production

         United States                                                  $  384         $  461        $  209          $ 205
         International                                                     879            561           526            340
                                                                        ------         ------        ------          -----
           Total                                                         1,263          1,022           735            545
                                                                        ------         ------        ------          -----
   Refining, marketing and distribution
         United States                                                     136            158            71             85
         International                                                     141            176            41             99
                                                                        ------         ------        ------          -----
           Total                                                           277            334           112            184
                                                                        ------         ------        ------          -----

   Global gas and power                                                    184             86           156             51
                                                                        ------         ------        ------          -----
         Total operating segments                                        1,724          1,442         1,003            780
   Other business units                                                     45             16            42              9
                                                                        ------         ------        ------          -----
           Total                                                        $1,769         $1,458        $1,045          $ 789
                                                                        ======         ======        ======          =====

   Exploratory expenses included above
         United States                                                  $   41         $   92        $   22          $  38
         International                                                      72            118            38             42
                                                                        ------         ------        ------          -----
           Total                                                        $  113         $  210        $   60          $  80
                                                                        ======         ======        ======          =====

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         2000            1999         2000            1999
                                                                         ----            ----         ----            ----
                                                                                             (Unaudited)
OPERATING DATA

Exploration and Production

United States

     Net production of crude oil and natural
         gas liquids (MBPD)                                                371            404           364            399
     Net production of natural gas - available
         for sale (MMCFPD)                                               1,355          1,483         1,349          1,479
                                                                         -----          -----         -----          -----

         Total net production (MBOEPD)                                     597            651           589            646

     Natural  gas sales (MMCFPD)                                         3,724          3,295         4,054          3,015

     Average U.S. crude (per bbl)                                       $24.67         $10.95        $24.90         $12.80
     Average U.S. natural gas (per mcf)                                 $ 2.86         $ 1.92        $ 3.28         $ 2.05
     Average WTI (Spot) (per bbl)                                       $28.94         $15.44        $28.97         $17.66
     Average Kern (Spot) (per bbl)                                      $23.00         $ 9.49        $23.17         $11.26

International

     Net production of crude oil and natural
         gas liquids (MBPD)
         Europe                                                            120            136            98            143
         Indonesia                                                         124            165           124            150
         Partitioned Neutral Zone                                          135            119           136            121
         Other                                                              68             67            64             69
                                                                         -----          -----         -----          -----
              Total                                                        447            487           422            483
     Net production of natural gas - available
         for sale (MMCFPD)
         Europe                                                            248            265           205            244
         Colombia                                                          197            157           188            160
         Other                                                             148            111           145            112
                                                                         -----          -----         -----          -----
              Total                                                        593            533           538            516
                                                                         -----          -----         -----          -----

         Total net production (MBOEPD)                                     546            576           512            569

     Natural gas sales (MMCFPD)                                            626            557           567            549

     Average International crude (per bbl)                              $23.47         $11.60        $23.64         $13.73
     Average International natural gas (per mcf)                        $ 1.46         $ 1.37        $ 1.44         $ 1.23
     Average U.K. natural gas (per mcf)                                 $ 2.32         $ 2.39        $ 2.27         $ 2.17
     Average Colombia natural gas (per mcf)                             $ 1.03         $ 0.62        $ 1.12         $ 0.59

Worldwide

     Total worldwide net production (MBOEPD)                             1,143          1,227         1,101          1,215


                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         ------------------           --------------------
                                                                         2000           1999          2000            1999
                                                                         ----           ----          ----            ----
                                                                                            (Unaudited)

OPERATING DATA
--------------

Refining, Marketing and Distribution
------------------------------------

United States
-------------
     Refinery input (MBPD)
         Equilon area                                                      286            369           295            373
         Motiva area                                                       270            307           279            313
                                                                         -----          -----          -----         -----
              Total                                                        556            676           574            686

     Refined product sales (MBPD)
         Equilon area                                                      725            641           760            710
         Motiva area                                                       353            378           365            376
         Other                                                             318            299           344            291
                                                                         -----          -----          -----         -----
              Total                                                      1,396          1,318         1,469          1,377


International
-------------
     Refinery input (MBPD)
         Europe                                                            375            367           385            368
         Caltex area                                                       354            427           361            416
         Latin America/West Africa                                          58             73            64             72
                                                                         -----          -----          -----         -----
              Total                                                        787            867           810            856

     Refined product sales (MBPD)
         Europe                                                            626            619           616            601
         Caltex area                                                       588            667           563            663
         Latin America/West Africa                                         457            489           466            501
         Other                                                              92             93            91             82
                                                                         -----          -----          -----         -----
              Total                                                      1,763          1,868          1,736         1,847

                                      - 19-

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     --    (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

     --    (20)  Copy of Texaco  Inc.'s  Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1999 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1999), dated March 24, 2000, and a copy of Texaco Inc.'s Quarterly
                 Report on Form 10-Q for the quarterly period ended March 31, 2000, dated May 8, 2000, both incorporated herein by reference, SEC File No. 1-27.

     --    (27)  Financial Data Schedule (included only in the electronic filing of this document).

b)   Reports on Form 8-K:

     During the second quarter of 2000, we filed a Current Report on Form 8-K for the following event:

     1.  April 25, 2000

         Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the first quarter of 2000.

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

                                                                  Texaco Inc.
                                                              ------------------
                                                                 (Registrant)




                                                     By:      George J. Batavick
                                                              ------------------
                                                                 (Comptroller)




                                                     By:        Michael H. Rudy
                                                              ------------------
                                                                  (Secretary)




Date:    August 10, 2000
         ---------------