Form 10-Q
period 2000-09-30
TEXACO INC
filed 2000-11-09
CIK 97349

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


For the quarterly period ended September 30, 2000    Commission file number 1-27


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

     As of October 31, 2000, there were 550,145,641 shares outstanding of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                                   TEXACO INC.
                                    FORM 10-Q
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                Table of Contents


                                                                                                        Page
                                                                                                        ----

Part I. Financial Information

Item 1. Financial Statements
  Consolidated Statements of Income for the nine
     and three months ended September 30, 2000 and 1999                                                   1

  Consolidated Balance Sheets as of September 30, 2000
     and December 31, 1999                                                                                2

  Condensed Consolidated Statements of Cash Flows for
     the nine months ended September 30, 2000 and 1999                                                    3

  Condensed Consolidated Statements of Comprehensive
     Income for the nine and three months ended
     September 30, 2000 and 1999                                                                          4

  Notes to Condensed Consolidated Financial Statements                                                   4-8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                                    9-16

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                                                            16



Part II. Other Information

Item 1. Legal Proceedings                                                                                17

Item 5. Other Information                                                                               17-19

Item 6. Exhibits and Reports on Form 8-K                                                                 20

Signatures                                                                                               21

Exhibits

Exhibit 3.2. By-Laws of Texaco Inc.

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges



                                                    PART I - FINANCIAL INFORMATION

                                                              TEXACO INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                              -------------------------------------------
                                             (Millions of dollars, except per share data)

                                                                                             (Unaudited)
                                                                       -------------------------------------------------
                                                                        For the nine months         For the three months
                                                                       ended September  30,          ended September 30,
                                                                       --------------------         --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $35,889        $24,502       $13,027        $ 9,472
              Equity in income of affiliates, interest,
                  asset sales and other                                    810            634           332            205
                                                                       -------        -------       -------        -------
                                                                        36,699         25,136        13,359          9,677
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 28,306         19,254        10,251          7,448
              Operating expenses                                         1,935          1,653           667            544
              Selling, general and administrative expenses                 904            871           323            270
              Exploratory expenses                                         219            282           106             72
              Depreciation, depletion and amortization                   1,231          1,082           356            356
              Interest expense                                             345            369           114            124
              Taxes other than income taxes                                284            211            90             63
              Minority interest                                             89             62            32             27
                                                                       -------        -------       -------        -------
                                                                        33,313         23,784        11,939          8,904
                                                                       -------        -------       -------        -------
         Income before income taxes                                      3,386          1,352         1,420            773

         Provision for income taxes                                      1,389            493           622            386
                                                                       -------        -------       -------        -------
         NET INCOME                                                    $ 1,997       $    859      $    798       $    387
                                                                       =======       ========      ========       ========

         PER COMMON SHARE
              Basic net income                                         $  3.66       $   1.56       $  1.47       $   0.71
              Diluted net income                                       $  3.65       $   1.56       $  1.46       $   0.71

              Cash dividends paid                                      $  1.35       $   1.35       $  0.45       $   0.45

                                   See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                              (Millions of dollars)
                                                                                       September 30,             December 31,
                                                                                           2000                      1999
                                                                                       ------------              -----------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   212                $   419
      Short-term investments - at fair value                                                      66                     29
      Accounts and notes receivable, less allowance for doubtful
           accounts of $23 million in 2000 and $27 million in 1999                             5,148                  4,060
      Inventories                                                                              1,381                  1,182
      Deferred income taxes and other current assets                                             402                    273
                                                                                             -------                -------
           Total current assets                                                                7,209                  5,963

   Investments and Advances                                                                    6,733                  6,426

   Properties, Plant and Equipment - at cost                                                  33,916                 36,527
   Less - Accumulated Depreciation, Depletion and Amortization                                18,268                 20,967
                                                                                             -------                -------
      Net properties, plant and equipment                                                     15,648                 15,560

   Deferred Charges                                                                            1,078                  1,023
                                                                                             -------                -------
           Total                                                                             $30,668                $28,972
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   831                $ 1,041
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   3,068                  2,585
           Accrued liabilities                                                                 1,195                  1,203
      Income and other taxes                                                                   1,300                    839
                                                                                             -------                -------
           Total current liabilities                                                           6,394                  5,668

   Long-Term Debt and Capital Lease Obligations                                                6,527                  6,606
   Deferred Income Taxes                                                                       1,540                  1,468
   Employee Retirement Benefits                                                                1,183                  1,184
   Deferred Credits and Other Non-current Liabilities                                          1,162                  1,294
   Minority Interest in Subsidiary Companies                                                     717                    710
                                                                                             -------                -------
           Total                                                                              17,523                 16,930
   Stockholders' Equity
      Market auction preferred shares                                                            300                    300
      Common stock (authorized: 850,000,000 shares, $3.125 par value;
           567,576,504 shares issued)                                                          1,774                  1,774
      Paid-in capital in excess of par value                                                   1,285                  1,287
      Retained earnings                                                                       11,000                  9,748
      Unearned employee compensation and benefit plan trust                                     (307)                  (306)
      Accumulated other comprehensive income (loss)
         Currency translation adjustment                                                         (99)                   (99)
         Minimum pension liability adjustment                                                    (27)                   (23)
         Unrealized net gain on investments                                                        7                      3
                                                                                             -------                -------
           Total                                                                                (119)                  (119)
                                                                                             -------                -------
                                                                                              13,933                 12,684
      Less - Common stock held in treasury, at cost                                              788                    642
                                                                                             -------                -------
         Total stockholders' equity                                                           13,145                 12,042
                                                                                             -------                -------
           Total                                                                             $30,668                $28,972
                                                                                             =======                =======

                                        See accompanying notes to consolidated financial statements.

                                                              TEXACO INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -----------------------------------------------
                                                         (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                             ------------------------
                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                              -----------------------
                                                                                              2000               1999
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $ 1,997            $   859
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                             1,231              1,082
         Deferred income taxes                                                                   94                  3
         Exploratory expenses                                                                   219                282
         Minority interest in net income                                                         89                 62
         Dividends from affiliates, greater than
            equity in income                                                                     28                 25
         Gains on asset sales                                                                  (128)               (70)
         Changes in operating working capital                                                  (622)              (290)
         Other - net                                                                            (29)               (66)
                                                                                            -------            -------
            Net cash provided by operating activities                                         2,879              1,887

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital and exploratory expenditures                                                      (2,340)            (1,729)
   Proceeds from asset sales                                                                    571                306
   Purchases of investment instruments                                                         (261)              (406)
   Sales/maturities of investment instruments                                                   242                685
   Collection of note from U.S. affiliate                                                        --                101
   Other - net                                                                                   --                (23)
                                                                                            -------            -------
            Net cash used in investing activities                                            (1,788)            (1,066)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                               764              2,086
         Repayments                                                                          (2,071)              (763)
   Net increase (decrease) in other borrowings                                                1,015             (1,395)
   Purchases of common stock                                                                   (167)                --
   Dividends paid to the company's stockholders
      Common                                                                                   (733)              (719)
      Preferred                                                                                 (13)               (26)
   Dividends paid to minority stockholders                                                      (85)               (31)
                                                                                            -------            -------
            Net cash used in financing activities                                            (1,290)              (848)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes on cash and cash equivalents                                  (8)               (29)
                                                                                            -------            -------
   Decrease during period                                                                      (207)               (56)
   Beginning of year                                                                            419                249
                                                                                            -------            -------
   End of period                                                                            $   212            $   193
                                                                                            =======            =======

                                     See accompanying notes to consolidated financial statements.

                                                              TEXACO INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        -------------------------------------------------------
                                                         (Millions of dollars)

                                                                                  (Unaudited)
                                                                --------------------------------------------------
                                                                 For the nine months          For the three months
                                                                 ended September 30,           ended September 30,
                                                                 -------------------          --------------------
                                                                2000             1999         2000           1999
                                                                ----             ----         ----           ----

   NET INCOME                                                   $1,997         $   859       $  798         $   387
   Other comprehensive income (loss), net of tax
      Currency translation adjustment                               --              10           --              10
      Minimum pension liability adjustment                          (4)             --           --              --
      Unrealized net gain (loss) on investments                      4             (27)           3              (5)
                                                                ------         -------       ------         -------
                                                                    --             (17)           3               5
                                                                ------         -------       ------         -------
   COMPREHENSIVE INCOME                                         $1,997         $   842       $  801         $   392
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

We have consistently applied the accounting policies described in our 1999 Annual Report on Form 10-K in preparing the unaudited financial statements for the nine-month and three-month periods ended September 30, 2000 and 1999. We have made all adjustments and disclosures necessary, in our opinion, to present fairly our results of operations, financial position and cash flows for such periods. These adjustments were of a normal recurring nature. The information is subject to year-end audit by independent public accountants.

The results for the interim periods are not necessarily indicative of trends or future financial results.

Note 2. Net Income Per Common Share
-----------------------------------

                                                                        For the nine months           For the three months
                                                                        ended September 30,            ended September 30,
                                                                        -------------------           --------------------
                                                                        2000            1999           2000           1999
                                                                        ----            ----           ----           ----
                                                                                           (Unaudited)
Basic Net Income Per Common Share:
   Net income                                                         $ 1,997        $   859          $   798       $   387

   Less: Preferred stock dividends                                         11             26                4             3
                                                                      -------        -------          -------       -------

   Net income available for common stock                              $ 1,986        $   833          $   794       $   384
                                                                      =======        =======          =======       =======

   Weighted average shares outstanding (thousands)                    542,760        532,534          541,611       543,671
                                                                      -------        -------          -------       -------

   Basic net income per common share (dollars)                        $  3.66        $  1.56          $  1.47       $  0.71
                                                                      =======        =======          =======       =======

Diluted Net Income Per Common Share:
   Net income available for common stock                              $ 1,986        $   833          $   794       $   384

   Adjustment for the dilutive effect of
      stock-based compensation                                              3              3                1             1
                                                                      -------        -------          -------       -------

   Income for diluted earnings per share                              $ 1,989        $   836          $   795       $   385
                                                                      =======        =======          =======       =======

   Weighted average shares outstanding (thousands)                    542,760        532,534          541,611       543,671

   Dilutive effect of stock-based compensation (thousands)              1,612          2,674            1,614         2,672
                                                                      -------        -------          -------       -------

   Weighted average shares outstanding for diluted
      computation (thousands)                                         544,372        535,208          543,225       546,343
                                                                      =======        =======          =======       =======

   Diluted net income per common share (dollars)                      $  3.65        $  1.56          $  1.46       $  0.71
                                                                      =======        =======          =======       =======


Note 3. Segment Information
---------------------------


                                                                  For the nine months ended September 30,
                                           --------------------------------------------------------------------------------
                                                           2000                                      1999
                                           -------------------------------------     --------------------------------------
                                             Sales and Services                        Sales and Services
                                           ------------------------     After        ------------------------    After
                                                    Inter-               Tax                  Inter-              Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                        $ 2,662   $1,453    $ 4,115   $1,126     $ 1,434   $1,100   $ 2,534     $   444
     International                          2,723    1,104      3,827      849       1,770      600     2,370         189
Refining, marketing and distribution
     United States                          4,268      145      4,413      140       2,461       12     2,473         204
     International                         21,442      272     21,714      202      15,761       57    15,818         377
Global gas and power                        4,786      155      4,941       33       3,068       82     3,150          13
                                          -------   ------    -------   ------     -------   ------   -------      ------
     Segment totals                       $35,881   $3,129     39,010    2,350     $24,494   $1,851    26,345       1,227
                                          =======   ======                         =======   ======
Other business units                                               21       (6)                            27          (3)
Corporate/Non-operating                                             4     (347)                             5        (365)
Intersegment eliminations                                      (3,146)      --                         (1,875)         --
                                                              -------   ------                        -------     -------
     Consolidated                                             $35,889   $1,997                        $24,502     $   859
                                                              =======   ======                        =======     =======


                                                                  For the nine months ended September 30,
                                           --------------------------------------------------------------------------------
                                                           2000                                      1999
                                           -------------------------------------     --------------------------------------
                                             Sales and Services                        Sales and Services
                                           ------------------------     After        ------------------------    After
                                                    Inter-               Tax                  Inter-              Tax
                                           Outside  Segment   Total Profit (Loss)    Outside  Segment   Total Profit (Loss)
                                           -------  -------   ----- -------------    -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                        $   980   $  529    $ 1,509    $479       $  608     $434    $1,042      $258
     International                          1,054      420      1,474     295          748      306     1,054       129
Refining, marketing and distribution
     United States                          1,501       39      1,540      77        1,021        5     1,026       118
     International                          7,591       81      7,672      61        5,905       34     5,939         6
Global gas and power                        1,899       74      1,973      13        1,189       35     1,224         6
                                          -------   ------    -------    ----       ------     ----   -------      ----
     Segment totals                       $13,025   $1,143     14,168     925       $9,471     $814    10,285       517
                                          =======   ======                          ======     ====
Other business units                                                6      (4)                              7        (1)
Corporate/Non-operating                                             1    (123)                              1      (129)
Intersegment eliminations                                      (1,148)     --                            (821)       --
                                                              -------    ----                          ------      ----
     Consolidated                                             $13,027    $798                          $9,472      $387
                                                              =======    ====                          ======      ====

                                                                                       Assets as of
                                                                        ---------------------------------------------
                                                                        September 30,                     December 31,
                                                                            2000                              1999
                                                                       ---------------                    -----------
                                                                         (Unaudited)
Exploration and production
     United States                                                        $  8,409                         $  8,696
     International                                                           6,296                            5,333
Refining, marketing and distribution
     United States                                                           3,523                            3,714
     International                                                           9,133                            8,542
Global gas and power                                                         1,946                            1,297
                                                                           -------                          -------
     Segment totals                                                         29,307                           27,582
Other business units                                                           355                              365
Corporate/Non-operating                                                      1,383                            1,430
Intersegment eliminations                                                     (377)                            (405)
                                                                           -------                          -------
     Consolidated                                                          $30,668                          $28,972
                                                                           =======                          =======


Note 4. Inventories
-------------------

The inventory accounts of Texaco are presented below:

                                                                                                 As of
                                                                               --------------------------------------
                                                                               September 30,              December 31,
                                                                                   2000                       1999
                                                                               ------------               -----------
                                                                                (Unaudited)

     Crude oil                                                                    $  175                    $  141
     Petroleum products and other                                                  1,028                       857
     Materials and supplies                                                          178                       184
                                                                                  ------                    ------
          Total                                                                   $1,381                    $1,182
                                                                                  ======                    ======


Note 5. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis:

                                                              For the nine months                For the three months
                                                              ended September 30,                 ended September 30,
                                                             -------------------                 ----------------------
                                                               2000        1999                      2000         1999
                                                             -------     -------                   -------      -------
          Gross revenues                                     $33,615     $19,756                   $12,429      $ 8,404
          Income before income taxes                         $   207     $   378                   $   189      $   330


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

                                                              For the nine months               For the three months
                                                              ended September 30,                ended September 30,
                                                              -------------------               --------------------
                                                               2000        1999                  2000            1999
                                                             -------      ------                ------          ------
          Gross revenues                                     $14,299      $8,339                $5,162          $3,374
          Income before income taxes                         $   369      $   67                $  152          $   47

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

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis:

                                                           For the nine months         For the three months
                                                           ended September 30,          ended September 30,
                                                         ---------------------         ---------------------
                                                          2000          1999          2000             1999
                                                         ------       -------        ------           ------
                  Gross revenues                        $14,034       $10,185        $5,129           $4,048
                  Income before income taxes            $   782       $   666        $  299           $  148
                  Net income                            $   378       $   378        $  148           $   35


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


Note 7. Subsequent Event
------------------------

On October 15, 2000, Texaco and Chevron Corporation entered into a merger agreement providing for Texaco's merger with a Chevron subsidiary. In the merger, Texaco shareholders will receive .77 shares of Chevron common stock for each share of Texaco common stock they own, and Chevron shareholders will retain their existing shares.

The merger is conditioned, among other things, on the approval by the shareholders of both companies, pooling accounting treatment for the merger and regulatory approvals of government agencies, such as the U.S. Federal Trade Commission (FTC). Texaco and Chevron anticipate that the FTC will require certain divestitures in the U.S. downstream in order to address market concentration issues, and the companies intend to cooperate with the FTC in this process. In that regard, Texaco is in discussions with our partners in the U.S. downstream.

For additional information regarding the merger, refer to the Current Report on Form 8-K we filed with the U.S. Securities and Exchange Commission on October 16, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's net income and income before special items for the third quarter and first nine months of 2000 and 1999. All dollar amounts are in millions, unless otherwise noted.

                                                                    For the nine months            For the three months
                                                                    ended September 30,             ended September 30,
                                                                   --------------------            -----------------------
                                                                   2000             1999            2000              1999
                                                                   ----             ----            ----              ----
                                                                                        (Unaudited)

                  Income before special items                    $2,058            $ 844            $ 815             $453
                       Per share (dollars)                       $ 3.76            $1.53            $1.49             $.83
                  Net income                                     $1,997            $ 859            $ 798             $387
                       Per share (dollars)                       $ 3.65            $1.56            $1.46             $.71

We posted record earnings in the third quarter, due largely to sharply higher worldwide crude oil and U.S. natural gas prices, which greatly benefited our upstream operations. These higher prices were a result of several market factors, including increased global demand. Also contributing to upstream results was production from the Petronius field in the Gulf of Mexico which started-up in July. In the downstream, marketing margins, especially in the Caltex area, remained under pressure as higher crude oil costs could not be fully recovered in the marketplace.

Our capital and exploratory spending rose $600 million this year as we continued to invest in major upstream development projects and in alternate energy and power projects. In Nigeria, the successful Ekoli-1 exploration well recently confirmed the extension of our Agbami oil discovery on block 216 into the adjacent block 217.

On October 15, 2000, we entered into a merger agreement with Chevron Corporation. For additional information regarding the merger, refer to Note 7, Subsequent Event, of this Quarterly Report on Form 10-Q and to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 16, 2000.

Results for the third quarter and first nine months of 2000 and 1999 are summarized in the following table. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.

                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
                                                                                            (Unaudited)
Income before special items                                             $2,058          $ 844          $815           $453
                                                                        ------          -----          ----           ----
Net losses on major asset sales                                            (77)          (135)          (12)           (80)
Tax issues                                                                  46             65            --             --
Inventory valuation adjustments                                             --            152            --             14
Employee benefits revision                                                  18             --            --             --
Reorganization, restructuring and employee separation costs                (12)           (67)           --             --
Environmental issues                                                        (5)            --            (5)            --
Litigation issue                                                           (17)            --            --             --
Net loss on Erskine pipeline                                               (14)            --            --             --
                                                                        ------          -----          ----           ----
Special items                                                              (61)            15           (17)           (66)
                                                                        ------          -----          ----           ----
Net income                                                              $1,997          $ 859          $798           $387
                                                                        ======          =====          ====           ====

OPERATING RESULTS

     EXPLORATION AND PRODUCTION

                                                                          For the nine months         For the three months
        United States                                                    ended September 30,           ended September 30,
                                                                        ---------------------         --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                           $1,241          $423           $487           $258
        Special items                                                     (115)           21             (8)            --
                                                                        ------          ----           ----           ----
        Operating income                                                $1,126          $444           $479           $258
                                                                        ======          ====           ====           ====

U.S. exploration and production earnings for the third quarter and first nine months of 2000 were significantly higher than last year due to higher crude oil and natural gas prices. World crude oil prices were exceptionally strong during the third quarter. Despite production increases by OPEC members, concerns over low global inventories of both crude oil and refined products helped push crude oil prices to their highest levels since the Gulf War in 1991. The spot price of WTI crude oil averaged $31.66 per barrel during the third quarter, nearly $10.00 per barrel higher than in 1999.

Our realized crude oil prices for the third quarter and first nine months of 2000 were $28.11 and $25.79 per barrel, 69 percent and 101 percent higher than last year. U.S. natural gas prices also rose to record levels during the quarter, as low storage levels and continued strong demand exceeded the modest recovery in domestic production. For the third quarter and first nine months of 2000, our average realized natural gas prices were $4.01 and $3.23 per MCF, 64 percent and 55 percent above last year.

Daily production decreased for both the third quarter and first nine months of the year. This expected reduction was due to the sale of non-core producing properties and natural field declines. First production from our Petronius project in the Gulf of Mexico began in July and is expected to average about 12,000 BOE per day in the fourth quarter. During the third quarter, we received $61 million from the sale of non-core producing properties, bringing our total cash proceeds for nine months of 2000 to $391 million.

Operating expenses increased this year as higher crude oil and natural gas prices led to significantly higher utilities expenses and production taxes. Exploratory expenses for the third quarter were $29 million before tax, $17 million higher than last year due to increased activity in the Gulf of Mexico. Exploratory expenses for the first nine months of 2000 were $70 million before tax, $34 million lower than last year, reflecting reduced activities.

Results for each of the first three quarters of 2000 included special charges of $67 million, $40 million and $8 million for net losses on the sales of non-core producing properties and related disposal costs. Results for 1999 included a special gain of $21 million for the sale of our interest in several California fields and a special charge of $11 million for employee separation costs, both of which were recorded in the second quarter. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information. Results for 1999 also included a first quarter special benefit of $11 million for a production tax refund.


                                                                          For the nine months         For the three months
         International                                                    ended September 30,          ended September 30,
                                                                         --------------------         --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
       Operating income before special items                              $787           $191          $299           $129
       Special items                                                        62             (2)           (4)            --
                                                                          ----           ----          ----           ----
       Operating income                                                   $849           $189          $295           $129
                                                                          ====           ====          ====           ====

International exploration and production operating results for the third quarter and first nine months of 2000 were considerably higher than last year due mostly to higher crude oil prices. Market conditions have continued to keep crude oil prices strong throughout the first nine months of 2000 despite OPEC actions to increase production. Our realized crude oil prices for the third quarter and first nine months of 2000 were $26.69 and $24.60 per barrel, 57 percent and 84 percent higher than last year. Average natural gas prices were $1.58 per MCF for the third quarter and $1.50 per MCF for the first nine months of 2000, 17 percent and 10 percent above last year.

Daily production decreased six percent for the third quarter and the first nine months of 2000 due to scheduled maintenance and repairs in our U.K. North Sea operations, lower lifting entitlements for cost recovery in Indonesia as a result of higher crude oil prices and the planned sale of non-core producing properties. Production in the Partitioned Neutral Zone and the Karachaganak field in the Republic of Kazakhstan continues to be above last year's levels. We have received cash proceeds of $137 million from the sale of non-core producing properties this year, all in the second quarter.

Operating expenses for the third quarter were flat with last year, while expenses for the first nine months decreased slightly. Exploratory expenses for the third quarter were $77 million before tax, slightly higher than last year. Exploratory expenses for the first nine months of 2000 were $149 million before tax, $29 million lower than last year which included an unsuccessful exploratory well in a new offshore area of Trinidad.

Results for the third quarter of 2000 included a special charge of $4 million for net losses on the sale of non-core producing properties. Results for 2000 also included a special benefit of $80 million for net gains on the sale of non-core producing properties and a special charge of $14 million for net losses resulting from the Erskine pipeline interruption in the U.K. North Sea, both of which were recorded in the second quarter. Results for 1999 included a second quarter special charge of $2 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.


     REFINING, MARKETING AND DISTRIBUTION

                                                                          For the nine months         For the three months
         United States                                                    ended September 30,          ended September 30,
                                                                         --------------------         --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                             $175         $  283         $  82           $118
        Special items                                                      (35)           (79)           (5)            --
                                                                          ----         ------         -----           ----
        Operating income                                                  $140         $  204         $  77           $118
                                                                          ====         ======         =====           ====

U.S. refining, marketing and distribution earnings were lower than last year for both the third quarter and first nine months.

Equilon's earnings declined from last year due to depressed marketing margins as pump prices lagged increases in supply costs in a very competitive market. Weak lubricant margins as a result of higher base oil costs also negatively impacted earnings. Maintenance activity at the Puget Sound, Martinez and Wood River refineries adversely impacted results for both years.

Compared to last year, Motiva's results benefited from improved East and Gulf Coast refining margins as a result of lower gasoline and distillate inventories due to industry refinery downtime. Maintenance activities in the first half of the year at the Delaware City refinery and in the second quarter at the Port Arthur refinery adversely impacted 2000 results. While refining results improved, marketing margins were negatively impacted by higher supply costs, which were not fully recovered in the market, and by lower branded gasoline sales volumes.

Results for the third quarter of 2000 included a $5 million special charge for environmental issues. Additionally, results for 2000 included a second quarter special charge of $31 million for the loss on the sale of the Wood River refinery, special charges of $4 million in the second quarter and $13 million in the first quarter for a patent litigation issue and a first quarter special gain of $18 million for an employee benefits revision. Results for 1999 included second quarter special charges for losses on refinery asset sales of $76 million and employee separation costs of $11 million, as well as a first quarter special benefit of $8 million for inventory valuation adjustments.

                                                                          For the nine months         For the three months
         International                                                    ended September 30,          ended September 30,
                                                                         --------------------         --------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating income before special items                             $214          $ 293        $   61          $  72
        Special items                                                      (12)            84            --            (66)
                                                                          ----          -----        ------          -----
        Operating income                                                  $202          $ 377        $   61          $   6
                                                                          ====          =====        ======          =====

International refining and marketing earnings before special items for the third quarter of 2000 decreased from last year. Marketing results declined from lower margins in the Caltex area, Europe and Latin America. Refining results improved dramatically in Europe from higher margins in the U.K. and the Netherlands, but decreased in Latin America due to increased crude costs.

Results for the first nine months of 2000 declined due to weak marketing margins from increased costs and highly competitive market conditions in the Caltex region, Latin America, West Africa and Europe. Lower volumes impacted Latin America and West Africa. Refining results were mixed as European and Asian margins improved, while the inability to fully recover increased crude costs negatively impacted refining margins in Panama and Guatemala. Rising utility costs negatively impacted refining results in all areas.

Results for 2000 included first quarter special charges of $12 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information. Results for each of the first three quarters of 1999 included special benefits of $75 million, $55 million and $14 million, respectively, for favorable inventory valuation adjustments. Results for the third quarter of 1999 also included special charges of $32 million for our share of Caltex' loss on the sale of its equity interest in Koa Oil Co., Ltd. and $48 million for related deferred currency translation amounts. Additionally, results for the second quarter of 1999 included $54 million for a Korean tax benefit, as well as restructuring charges in Caltex of $25 million and employee separation costs in Europe and Latin America of $9 million.

GLOBAL GAS AND POWER

                                                                          For the nine months         For the three months
                                                                          ended September 30,          ended September 30,
                                                                          -------------------         --------------------
                                                                         2000           1999          2000            1999
                                                                         ----           ----          ----            ----
        Operating income before special items                            $  33         $   16         $  13         $    6
        Special items                                                       --             (3)           --             --
                                                                         -----         ------         -----         ------
        Operating income                                                 $  33         $   13         $  13         $    6
                                                                         =====         ======         =====         ======

Operating results for 2000 benefited from the recovery of natural gas liquids prices. Results for the first nine months of 1999 included gains from several asset sales, including a gas gathering pipeline in the U.S. and our 50 percent interest in a U.K. retail gas marketing venture.

Results for 1999 included a second quarter special charge of $3 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.


OTHER BUSINESS UNITS

                                                                          For the nine months         For the three months
                                                                          ended September 30,          ended September 30,
                                                                         -------------------           -------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Operating loss                                                    $(6)           $(3)          $(4)            $(1)
                                                                          ===            ===           ===             ===

Our other business units mainly include our insurance operations. There were no significant items in these results.

CORPORATE/NON-OPERATING

                                                                          For the nine months         For the three months
                                                                          ended September 30,          ended September 30,
                                                                          -------------------          -------------------
                                                                         2000           1999          2000           1999
                                                                         ----           ----          ----           ----
        Results before special items                                     $(386)        $(359)         $(123)         $(129)
        Special items                                                       39            (6)            --             --
                                                                         -----         -----          -----          -----
        Total Corporate/Non-operating                                    $(347)        $(365)         $(123)         $(129)
                                                                         =====         =====          =====          =====

Corporate and non-operating expenses before special items for the third quarter and first nine months of 2000 included lower interest and higher corporate expenses, including spending for our Olympic sponsorship program. Results for the first nine months of 1999 benefited from a $21 million gain on the sale of marketable securities earlier in the year.

Results for the first nine months of 2000 included a first quarter special benefit of $46 million for favorable income tax settlements in the first quarter and a second quarter special charge of $7 million for early extinguishment of debt associated with the anticipated sale of an offshore producing facility in the U.K. North Sea. Results for 1999 included a second quarter special charge of $6 million for employee separation costs. See the section entitled, Reorganizations, Restructurings and Employee Separation Programs on page 14 of this Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $278 million at September 30, 2000, compared with $448 million at year-end 1999.

During the first nine months of 2000, strong earnings from our operations provided cash of $2.9 billion. We also had cash inflows of $571 million from asset sales, primarily from the sale of several non-core producing properties. We spent $2.3 billion on our capital and exploratory program, paid $831 million in common, preferred and minority interest dividends and used $459 million to reduce debt and repurchase common stock.

As of September 30, 2000, our ratio of total debt to total borrowed and invested capital was 34.7%, compared with 37.5% at year-end 1999. At September 30, 2000, our long-term debt included $2.05 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. During the first nine months of 2000, our overall debt level decreased by $292 million. This was comprised of debt repayments of $1,295 million, increased commercial paper of $473 million and the issuance of $530 million of medium-term notes from our existing "shelf" registration.

As of September 30, 2000, we maintained, but had not used, $2.05 billion in revolving credit facilities that provide liquidity and support our commercial paper program. As of September 30, 2000, the total dollar amount of debt and equity securities remaining available for issuance and sale under our "shelf" registration statement is $1,445 million.

In March 2000, we resumed purchasing common stock under the $1 billion common stock repurchase program we initiated in March of 1998. We purchased about $165 million of common stock under this program during the first nine months of 2000 and an additional $3 million during the period October 2 through 4, 2000. This brings our total purchases under this program, including $474 million purchased during 1998, to almost $645 million. No shares were purchased under this program in 1999. We suspended the repurchase program following the October 16, 2000 announcement of the proposed merger with Chevron Corporation.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.


REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEPARATION PROGRAMS
----------------------------------------------------------------

On pages 26 and 27 of our 1999 Annual Report, we discussed our fourth quarter 1998 reorganizations, restructurings and employee separation programs. In 1998, we accrued $115 million ($80 million, net of tax) for employee separations, curtailment costs and special termination benefits. During the second quarter of 1999, we expanded the employee separation programs and recorded an additional provision of $48 million ($31 million, net of tax). Through September 30, 2000, cash payments totaled $151 million and transfers to long-term obligations totaled $12 million. By the end of the third quarter of 2000, we had satisfied all remaining obligations in accordance with the plan provisions. Refer to our 1999 Annual Report for a further discussion of these programs.

During the first quarter of 2000, we announced an additional employee separation program for our international downstream, primarily our marketing operations in Brazil and Ireland. We accrued $17 million ($12 million, net of tax) for employee separations, curtailment costs and special termination benefits for about 200 employees. These separation accruals are shown as selling, general and administrative expenses in the Consolidated Statements of Income. Through September 30, 2000, employee reductions totaled 114. The remaining reductions will occur by the end of the first quarter of 2001. During the first nine months of 2000, we made cash payments of $4 million and transfers to long-term obligations of $8 million. We will pay the remaining obligations of $5 million in future periods in accordance with plan provisions.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. These standards require that all derivative financial instruments be recorded in the Consolidated Balance Sheets at their fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The adoption of these standards could increase volatility in earnings and other comprehensive income or result in certain changes in our business practices.

We will adopt these standards effective January 1, 2001. Our current assessment is that the cumulative effects of adoption on net income and on other comprehensive income at that date will not be material. This is based upon our presently anticipated derivative notional amounts, derivative types and expected degree of hedge accounting to be applied at that date. Notional amounts and derivative types are subject to change from time to time based upon management's decisions as to the appropriate strategies and our overall risk exposure levels.

In December 1999, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition. In SAB 101, the staff clarified how it applies generally accepted accounting principles to various revenue-related accounting issues. The staff issued SAB 101B in June 2000, deferring the effective date of SAB 101. Texaco and other calendar-year companies must apply SAB 101 no later than the fourth quarter of 2000. Our review of SAB 101 indicates there will be no material impact.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $2,803 million for the first nine months of 2000, compared with $2,176 million for 1999.

Total upstream expenditures increased by 36 percent as we continued to focus on high-impact projects. The international segment of the upstream increased by 57 percent as investment continued in the Malampaya natural gas project in the Philippines and the Karachaganak field in Kazakhstan. In addition to these projects, spending continued on the Captain B project in the U.K. North Sea and for development work in Nigeria deepwater. In the United States spending increased six percent. Expenditures in 2000 occurred in the Central and Permian basin regions while 1999 spending focused on the Gemini project in the deepwater Gulf of Mexico.

Expenditures for global gas and power increased more than 95 percent in 2000. Contributing to this increase was the purchase of a 20 percent investment in Energy Conversion Devices, Inc. and the development of a power project in Thailand. This project, in which we hold a 37.5 percent interest, became operational July 1, 2000 and is a "state of the art" power plant. These initiatives are representative of our continuing efforts to become a leader in the development of energy technology.

In the United States downstream, refinery expenditures declined with the sales of the El Dorado refinery in November of 1999 and the Wood River refinery in June of 2000. In the international segment, expenditures decreased due to the completion of a project at the Pembroke refinery last year and lower spending in the U.K. marketing segment in 2000.

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion contain a number of "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made concerning our expected performance and financial results in future periods, in addition to statements concerning our proposed merger with Chevron, such as statements as to the consummation and expected benefits of the merger, are based on our current expectations and beliefs and are subject to a number of known and unknown risks and uncertainties. This could cause actual results to differ materially from those described in the "forward-looking statements." The following factors known to us, among other factors, could cause our actual results to differ materially from those described in the "forward-looking statements": incorrect estimation of reserves; inaccurate seismic data; mechanical failures; decreased demand for crude oil, natural gas, motor fuels and other products; worldwide and industry economic and political conditions; inaccurate forecasts of crude oil, natural gas and petroleum product prices; increasing price and product competition; price fluctuations; higher costs, expenses and interest rates; the possibility that the merger will not be consummated or that the anticipated benefits from the proposed merger with Chevron cannot be fully realized; and the possibility that costs or difficulties related to the integration of our businesses with Chevron will be greater than we expected. In addition, you are encouraged to review our latest reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K filed with the SEC on March 24, 2000, which describes a number of additional risks and uncertainties that could cause actual results to vary materially from those listed in the "forward-looking statements" made in this Quarterly Report on Form 10-Q.




                                    * * * * *



                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o The price of crude oil, natural gas and petroleum products
o The value of foreign currencies in relation to the U.S. dollar
o Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first nine months of 2000 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, the value of foreign currencies in relation to the U. S. dollar or interest rates.

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

The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of notices of violation that we received and settled in the third quarter of 2000.

o Commencing in December of 1999, the San Joaquin Valley Unified Air Pollution Control District issued a series of 59 Notices of Violation to Texaco California Inc. and Texaco Exploration and Production Inc. alleging various permit violations in the Midway-Sunset Fields and Kern River Fields in Kern County, California, but primarily in connection with a project to refurbish, replace and expand the number of steam generators used in the Midway-Sunset Field in Kern County, California. Effective September 1, 2000, Texaco California Inc. and Texaco Exploration and Production Inc. settled these Notices of Violation by paying a civil penalty of $100,000.



Item 5. Other Information
-------------------------

                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                          2000          1999           2000          1999
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
                                                                                             (Unaudited)
CAPITAL AND EXPLORATORY EXPENDITURES
   Exploration and production
         United States                                                  $  661         $  623        $  277        $   162
         International                                                   1,361            865           482            304
                                                                        ------         ------        ------        -------
           Total                                                         2,022          1,488           759            466
                                                                        ------         ------        ------        -------
   Refining, marketing and distribution
         United States                                                     248            243           112             85
         International                                                     235            294            94            118
                                                                        ------         ------        ------        -------
           Total                                                           483            537           206            203
                                                                        ------         ------        ------        -------

   Global gas and power                                                    252            129            68             43
                                                                        ------         ------        ------        -------
         Total operating segments                                        2,757          2,154         1,033            712
   Other business units                                                     46             22             1              6
                                                                        ------         ------        ------        -------
           Total                                                        $2,803         $2,176        $1,034        $   718
                                                                        ======         ======        ======        =======

   Exploratory expenses included above
         United States                                                  $   70         $  104        $   29        $    12
         International                                                     149            178            77             60
                                                                        ------         ------        ------        -------
           Total                                                        $  219         $  282        $  106        $    72
                                                                        ======         ======        ======        =======


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         2000            1999         2000            1999
                                                                         ----            ----         ----            ----
                                                                                             (Unaudited)
OPERATING DATA
Exploration and Production

United States
-------------
     Net production of crude oil and natural
         gas liquids (MBPD)                                                360            400           338            395
     Net production of natural gas - available
         for sale (MMCFPD)                                               1,328          1,460         1,273          1,416
                                                                         -----          -----         -----          -----
         Total net production (MBOEPD)                                     581            643           550            631

     Natural gas sales (MMCFPD)                                          3,758          3,284         3,824          3,263

     Average U.S. crude (per bbl)                                       $25.79         $12.81        $28.11         $16.65
     Average U.S. natural gas (per mcf)                                 $ 3.23         $ 2.09        $ 4.01         $ 2.44
     Average WTI (Spot) (per bbl)                                       $29.84         $17.58        $31.66         $21.71
     Average Kern (Spot) (per bbl)                                      $24.17         $11.49        $26.54         $15.38

International
-------------
     Net production of crude oil and natural
         gas liquids MBPD)
         Europe                                                            123            142           124            152
         Indonesia                                                         123            156           122            141
         Partitioned Neutral Zone                                          137            122           141            127
         Other                                                              64             65            60             60
                                                                         -----          -----         -----          -----
              Total                                                        447            485           447            480

     Net production of natural gas - available
         for sale (MMCFPD)
              Europe                                                       221            261           168            252
         Colombia                                                          193            158           183            161
         Other                                                             143            105           135             91
                                                                         -----          -----         -----          -----
              Total                                                        557            524           486            504
                                                                         -----          -----         -----          -----

         Total net production (MBOEPD)                                     540            573           528            564

     Natural gas sales (MMCFPD)                                            586            551           509            539

     Average International crude (per bbl)                              $24.60         $13.36        $26.69         $16.96
     Average International natural gas (per mcf)                        $ 1.50         $ 1.36        $ 1.58         $ 1.35
     Average U.K. natural gas (per mcf)                                 $ 2.39         $ 2.37        $ 2.57         $ 2.34
     Average Colombia natural gas (per mcf)                             $ 1.13         $ 0.64        $ 1.34         $ 0.67

Worldwide
---------
     Total worldwide net production (MBOEPD)                             1,121          1,216         1,078          1,195


                                                                         For the nine months          For the three months
                                                                         ended September 30,           ended September 30,
                                                                         -------------------           -------------------
                                                                         2000           1999          2000            1999
                                                                         ----           ----          ----            ----
                                                                                            (Unaudited)

OPERATING DATA
--------------

Refining, Marketing and Distribution
------------------------------------

United States
-------------
     Refinery input (MBPD)
         Equilon area                                                      260            376           209            390
         Motiva area                                                       275            307           281            307
                                                                         -----          -----         -----          -----
              Total                                                        535            683           490            697

     Refined product sales (MBPD)
         Equilon area                                                      707            667           671            717
         Motiva area                                                       359            376           373            371
         Other                                                             306            296           285            290
                                                                         -----          -----         -----          -----
              Total                                                      1,372          1,339         1,329          1,378


International
-------------
     Refinery input (MBPD)
         Europe                                                            368            356           355            331
         Caltex area                                                       352            411           348            381
         Latin America/West Africa                                          62             71            70             68
                                                                         -----          -----         -----          -----
              Total                                                        782            838           773            780

     Refined product sales (MBPD)
         Europe                                                            627            609           638            585
         Caltex area                                                       540            608           509            599
         Latin America/West Africa                                         471            485           499            479
         Other                                                              89             90            88             86
                                                                         -----          -----         -----          -----
              Total                                                      1,727          1,792         1,734          1,749

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  Exhibits

     --   (3.2)  Copy of the By-Laws of Texaco Inc., as amended to and including
                 October 15, 2000.

     --    (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco on
                 a Total Enterprise Basis.

     --    (20)  Copy of Texaco  Inc.'s  Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1999 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 1999), dated March 24, 2000, and a copy of Texaco Inc.'s Quarterly
                 Reports on Form 10-Q for the quarterly periods ended March 31, 2000, dated May 8, 2000, and June 30, 2000, dated August 10,
                 2000, all incorporated herein by reference, SEC File No. 1-27.

     --    (27)  Financial Data Schedule (included only in the electronic filing of this document).

b)   Reports on Form 8-K:

     During the third quarter of 2000, we filed a Current Report on Form 8-K for the following event:

     1.  July 27, 2000

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the second quarter of 2000.

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




Date:    November 9, 2000
         ----------------