Form 10-K
period 2000-12-31
TEXACO INC
filed 2001-03-26
CIK 97349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000          Commission file number 1-27
                               Texaco Inc.
             (Exact name of registrant as specified in its charter)

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
           Title of each class                                                              on which registered
          -------------------                                                           ------------------------------
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


-----------------------
* Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting common stock of Texaco Inc. held by non-affiliates at the close of business on February 28, 2001 based on the New York Stock Exchange composite sales price, was approximately $35,253,000,000.
     As of February 28, 2001, there were 550,137,100 outstanding shares of Texaco Inc. Common Stock.


                                   ----------



                       DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)

                                                                                                       Part of
                                                                                                      Form 10-K
                                                                                                      ---------

            Texaco Inc. Annual Report to Stockholders for the year 2000................................. I, II

================================================================================

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                -------------------------------
                                                                                                  Texaco Inc.
                                                                                Texaco Inc.          2000
                                                                                    2000          Annual Report
Form 10-K Item                                                                   Form 10-K      to Stockholders
--------------                                                                   ---------      ---------------


                                     PART I


  1. and 2. Business and Properties
         Development and Description of Business...................                  1                    --
         Chevron-Texaco Merger.....................................                  1                    --
         Industry Review of 1999...................................                 2-3                   --
         Worldwide Operations......................................                 4-25                  --
         Additional Information Concerning Our Business............                 26               42 and 52-54
         Forward-Looking Statements and
           Factors That May Affect Our Business....................                27-28                  --
  3.     Legal Proceedings.........................................                28-29                  69
  4.     Submission of Matters to a Vote of Security Holders.......                 29                    --

                                     PART II


  5.     Market for the Registrant's Common Equity
      and Related Stockholder Matters..............................                 30                    84
  6.     Selected Financial Data...................................                 30                    81
  7.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................                 30                   27-43
7A. Quantitative and Qualitative Disclosures about Market Risk.....                 30                    79
  8.     Financial Statements and Supplementary Data
                     -- Financial Statements.......................                 30                   44-69
                     -- Report of Independent Public Accountants...                 30                    70
                     -- Supplemental Oil and Gas Information.......                 30                   71-78
                     --Selected Quarterly Financial Data...........                 30                    80
  9.     Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure........................                30                    --


                                    PART III


10. Directors and Executive Officers of the Registrant
         Directors of Texaco Inc...................................                31-33                  --
         Executive Officers of Texaco Inc..........................                34-35                  --
         Section 16(a) Beneficial Ownership Reporting Compliance...                 36                    --
11. Executive Compensation
         Compensation of Executive Officers .......................                36-37                  --
         Retirement Plan...........................................                 38                    --
         Compensation of Board of Directors........................                 39                    --
12. Security Ownership of Certain Beneficial Owners and Management
         Security Ownership of Directors and Management...........                  40                    --
         Change in Control........................................                  40                    --
         Security Ownership of Certain Beneficial Owners..........                 40-41                  --
13. Certain Relationships and Related Transactions
         Transactions with Directors and Officers..................                  41                   --
         Severance Agreements......................................                41-45                  --


                                     PART IV


14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K               46-48                  --
    Report of Independent Public Accountants.......................                 49                    --
    Schedule II - Valuation and Qualifying Accounts................                 50                    --

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

     Texaco Inc. and its subsidiary companies, together with affiliates owned 50% or less, represent a vertically integrated enterprise principally engaged in the worldwide exploration for and production, transportation, refining and marketing of crude oil, natural gas liquids, natural gas and petroleum products, power generation, gasification and other energy technologies.

                            CHEVRON -- TEXACO MERGER

     On October 15, 2000, Texaco and Chevron Corporation entered into a merger agreement. In the proposed merger, Texaco shareholders will receive .77 shares of Chevron common stock for each share of Texaco common stock they own, and Chevron shareholders will retain their existing shares. Immediately after closing, Chevron Corporation will change its name to ChevronTexaco Corporation.

     ChevronTexaco Corporation will have significantly enhanced positions in upstream and downstream operations, a global chemicals business, a growth platform in power generation, and industry-leading skills in technology innovation. Annual synergy savings of at least $1.2 billion are expected within six to nine months of the merger. Though not yet fully quantified, significant costs will be incurred after the merger for integration-related expenses, including the elimination of duplicate facilities, operational realignment and severance payments for workforce reductions.

     The merger is conditioned, among other things, on the approval by the shareholders of both companies, pooling of interests accounting treatment for the merger, approvals of government agencies, such as the U.S. Federal Trade Commission (FTC) and completion of the merger on a tax-free basis, such that the companies themselves, as well as holders of Chevron stock, will not recognize gain or loss as a result of the merger. Holders of Texaco common stock will not recognize any gain or loss for federal income tax purposes on the exchange of their Texaco stock for ChevronTexaco stock in the merger, except for any gain or loss recognized in connection with the receipt of cash instead of a fractional share of ChevronTexaco common stock. We anticipate that the FTC will require certain asset dispositions as a condition of not challenging the merger. While the scope and method of such dispositions are unknown at this time, we do anticipate being required to make divestitures of certain United States refining, marketing and transportation businesses in order to address market concentration concerns. We believe that we will be able to resolve these concerns by the disposition of our interests in Equilon and Motiva.

     The merger agreement provides for the payment of termination fees of up to $1 billion by either party under certain circumstances. Chevron and Texaco also were granted options to purchase shares of the other, under the same conditions as the payments of the termination fees. Texaco granted Chevron an option to purchase 107 million shares of Texaco's common stock, at $53.71 per share. Chevron granted Texaco an option to purchase 127 million shares of Chevron's common stock, at $85.96 per share.

     On February 23, 2001, the Board of Directors of Texaco voted to postpone the Annual Meeting of Stockholders, normally held on the fourth Tuesday in April, pending further developments relating to the closing of the merger.

                             INDUSTRY REVIEW OF 2000
Introduction

     By most measures, 2000 was an extraordinary year for the international oil and gas industry. Spot crude oil prices reached their highest average level since 1982, spot refining margins staged a startling recovery from last year's lows, and U.S. natural gas prices set new records.

     A surging global economy contributed to further growth in energy demand last year. However, the very favorable price environment was, to a large extent, the result of a combination of energy market supply-side factors. Low inventories of crude oil and refined products left oil markets susceptible to disruption and uncertainty. This helped to support prices and refining margins at high levels for most of the year.

     Low inventory levels also characterized the U.S. natural gas market. Domestic gas production remained relatively weak in 2000. This made it difficult both to meet summer demand requirements and to place adequate volumes of gas into storage for the winter.

Review of 2000

     The global economy experienced exceptionally strong growth in 2000. The U.S. was the world's driving force, enjoying a remarkable 5% increase in Gross Domestic Product despite a tightening in monetary policy and higher energy prices. Western Europe also registered a healthy gain, propelled by rising exports and strong investment spending. However, the large Japanese economy continued to underperform.

     The developing world continued to recover in 2000 from the Asian financial crisis. Benefiting from both a rise in intra-regional trade and the strength of the U.S. and European economies, growth in developing Asia accelerated. In similar fashion, Latin America emerged from its 1999 recession, led by strong growth in Brazil, Mexico, Peru and Chile. Also, many of the oil producing nations in the developing world benefited from higher oil prices. Furthermore, the former Soviet bloc enjoyed its strongest economic performance in 10 years, led by robust growth in Russia and many of the countries in Eastern Europe.

     The increased pace of economic activity contributed to further growth in world oil demand. Total oil consumption averaged 76.4 million barrels per day
(BPD) during 2000, 1.2% higher than 1999. Virtually all of the increase in demand occurred in the developing countries, especially those in Asia. The warmer-than-normal 1999-2000 winter constrained the demand for heating fuels in the U.S. and Western Europe. Also, sharply higher oil prices limited consumption in some countries.

     In contrast to the deep cutbacks made in 1999, members of the Organization of Petroleum Exporting Countries (OPEC) raised their production of crude oil significantly in 2000. OPEC crude oil output averaged 27.9 million BPD, 1.4 million BPD above the prior year and the highest level since 1979. By year end, many OPEC members were believed to be producing at or near their full capacity.

     Production in non-OPEC areas also rose substantially in 2000. This largely reflected the start-up of projects that were delayed from the prior two years, when low oil prices cut deeply into spending and production plans. However, much of the increase in world oil production occurred after the spring, and commercial crude oil inventories remained lean throughout most of the year.

     Low crude oil stocks placed continued upward pressure on prices. This was reinforced by uncertainties regarding export flows from Iraq and the escalation of violence in the Middle East. For the year overall, the spot price of U.S. benchmark West Texas Intermediate (WTI) crude oil averaged $30.37 per barrel, about $11.00 per barrel higher than in 1999.

     Early in 2000, refined product inventories were drawn down, especially in the Atlantic basin, to meet seasonal demand requirements. As the year progressed, it became difficult to replenish these stocks for a variety of reasons. These reasons included changes in mandated product specifications in some areas, scattered worldwide refinery outages and heavy scheduled refinery maintenance. Consequently, refined product prices rose sharply, and spot refining margins increased.

     U.S. natural gas prices also rose steeply last year, averaging $3.99 per thousand cubic feet. This increase of about 70% reflected tight supply/demand conditions. Domestic gas production has recovered slowly from the declines suffered in 1998-1999 when overall upstream spending was reduced drastically due to low oil prices. At the same time, however, gas demand has trended upward, especially for electricity generation during the summer months. During 2000, natural gas end users competed for available supplies with operators who store gas for the winter. With low levels of gas in storage heading into the winter, the onset of severe cold weather in November and December raised concerns about adequate supplies. This sent gas prices up sharply.

Near-Term Outlook

     The global economic expansion is expected to continue through 2001, though at a slower rate than in 2000. The U.S. economy is showing signs of a sharp slowdown, responding to the previous interest rate increases by the Federal Reserve. Recently, the Federal Reserve has reduced interest rates in an effort to keep the U.S. economy from slipping into a recession. Economic expansions in Europe and the developing world are also expected to moderate, reflecting the slowdown in the U.S.

     We expect world oil consumption to increase again during 2001. Even with lower economic growth, oil consumption should rise by about 1.4 million BPD. On the supply side, non-OPEC production should also rise, but more slowly, as many delayed projects have been completed.

     The major uncertainty facing oil markets in 2001 concerns the level of OPEC oil output and the future course of prices. OPEC has stated publicly its desire to maintain crude oil prices in a target range which is roughly equivalent to $24-$30 per barrel of WTI. Prices were headed down toward the lower end of that range by the end of 2000 as OPEC's high crude oil production rates ultimately translated into a worldwide accumulation of crude oil stocks. To avoid a market oversupply situation which could jeopardize its price goal, OPEC announced output cuts in January 2001, and prices moved higher. However, renewed concerns about potential market surplus again drove prices toward the bottom of the target range, prompting further cuts by OPEC in March.

     Worldwide spot refining margins should decline during 2001. High refinery running rates in many parts of the world during the latter part of last year led to a partial refilling of refined product stocks. In addition, many of the unusual factors that prevailed in 2000, such as major changes in product specifications, should be absent from the market in 2001.

     U.S. natural gas markets, on the other hand, have the potential to remain quite strong in 2001. Under any reasonable expectation, the volume of natural gas in storage will be very low by the spring. Thus, the need to build supplies will be intense. Although production and imports will be higher, continued growth in demand will keep the market balance tight.

                              WORLDWIDE OPERATIONS

     Our worldwide operations encompass three main businesses: o Upstream (exploration and production) o Downstream (refining, marketing and distribution)
o Global Gas, Power and Energy Technology.

     In the following pages, we discuss each of these businesses and technology.

UPSTREAM

     We achieved record upstream earnings through a combination of significantly higher prices and rigorous cost control. Our worldwide production of crude oil and natural gas declined by almost 9% due to our continuing strategy of selling non-core producing properties. In 1999, we decided to divest non-strategic assets and focus investment on high-return, high-impact opportunities. The balance of the decrease was due to natural field declines, which exceeded new production from various fields, and lower production volumes in Indonesia as higher prices reduced our lifting entitlements for cost recovery under a production-sharing agreement. Our cash operating expenses increased by less than 5% in 2000 and less than 15% on a per barrel of oil equivalent (BOE) basis. Most of the increase in operating expenses was due to higher utility and production taxes directly related to the higher price environment. We made significant progress in 2000 in executing our strategy to shift our upstream portfolio to high-margin, high-impact projects. In 2000:

o The deepwater Agbami field appraisal program in Nigeria continued to confirm a world-class discovery and resulted in the initial field development steps being taken.

o  We drilled the Bilah discovery in the deepwaters of Nigeria.

o We continued construction of the Malampaya natural gas project in the Philippines, completing the gas export line and installing the concrete gravity structure for the production platform.

o The Hamaca oil project in Venezuela awarded $1.1 billion in construction contracts.

o We continued to move forward with our Karachaganak project in Kazakhstan, where our partners and we awarded the main construction works and drilling contracts for field expansion.

o First production from the second phase (Area B) of the Captain field in the U.K. North Sea began in December.

o We made three discoveries in Australia, which add substantial resources within the greater Gorgon area.

o Our worldwide reserve replacement of 172%, excluding purchases and sales, enabled us to achieve our highest year-end reserve life in 24 years.

o  Our worldwide finding and development costs were a competitive $3.62 per BOE.

o We generated about $600 million in cash from the sale of 74,000 BOE per day of low-margin, high-cost properties.

Exploration

     In the year 2000, we were successful in several of our key focus areas. Drilling in the deepwater of Nigeria resulted in the Bilah discovery. Within the U.S. Gulf of Mexico and Louisiana Gulf Coast, we announced four discoveries as a result of our exploitation drilling. In Australia, we drilled three successful wells, continuing the expansion of the greater Gorgon area. Plans are underway to begin the 2001 deepwater drilling campaign in offshore Brazil, as well as continued exploration in our focus areas.

West Africa

     We drilled a rank wildcat well in 2000. The Bilah #1 on OPL-218 was drilled in 4,514 feet of water and encountered over 220 net feet of gas condensate pay in multiple zones. Gas commercialization studies are ongoing and if warranted, we will undertake further appraisal drilling, both on Bilah and the previous Nnwa discovery. We plan to drill rank wildcat wells in Blocks 213 and 215 in 2001. We are well positioned to continue to expand resource finds in this exciting new play.

     We hold significant exploration acreage (approximately 2.7 million gross acres) in the deep waters off Nigeria. We hold interests in five Blocks - 213, 215, 216, 217 and 218 - and we continue to evaluate new blocks, as they become available.

     In Angola, we continue to hold interest in approximately 2.5 million gross acres. This includes Blocks 9 and 22, where we plan to begin drilling in 2001 or 2002.

Brazil

     We received ANP (Brazilian Government oil and gas regulatory agency) assignment in the first quarter of 2000 for the BC-4, Frade and BS-4 partnership blocks, which we previously negotiated with Petrobras. We operate BC-4 and Frade with a 42.5% interest. Shell operates BS-4, where we hold a 20% interest.

     In 2000, we acquired a 10% interest in Block BM-C-4 from Agip. The other partner in the block is YPF. In Block BM-S-2, where we hold a 100% equity stake, we began acquisition of 5,000 square kilometers of 3D seismic data, one of the largest 3D programs in our history. The interpretation of seismic data on our current exploration acreage was a major activity in 2000 and is critical in building a prospect inventory.

     We have a five-well program planned for 2001 including two pre-development wells on the Frade block.

Gulf of Mexico

     The deepwater Gulf of Mexico is one of our exploration focus areas. At year-end, we held an interest in 383 deepwater leases covering 2.2 million gross acres. In addition, we hold an interest in 204 Shelf leases covering 1.1 million gross acres, comprised primarily of producing acreage. In 2001, we plan to participate in up to five deepwater rank wildcat wells.

     In 2000, we drilled the Champlain prospect in Atwater Valley Block 63, located 160 miles south of New Orleans in 4,384 feet of water. We are the operator, holding a 75% interest, with Agip holding the remaining 25%. Initial results have indicated the presence of high-quality reservoir sands with a total of 140 net feet of pay. We are evaluating this prospect to determine its commercial viability.

     Exploitation drilling yielded four discoveries during 2000, all of which were announced during the fourth quarter: North Tern Deep in Eugene Island Block 193; Bay St. Elaine Oscar in Terrebonne Parish, Louisiana; Cyrus in High Island Block 582; and Vermilion Bay B110 in Iberia Parish, Louisiana. These discoveries are all close to existing infrastructure and capable of delivering significant near-term production. As of January 2001, the Bay St. Elaine and Vermilion Bay discoveries are already on production. The North Tern Deep discovery is the first resulting from a three-year exploration venture agreement with McMoran and is expected to be on production during the first half of 2001.

Australia

     We have continued our successful drilling program in Western Australia with three additional wells, Urania No. 1, and Maenad No. 1 in Block WA-267-P (25% interest) and Jansz No. 1 in Block WA-268-P (50% interest), adding substantial new resources in proximity to the Gorgon complex. The drilling campaign will continue into 2001, with further success already recorded in Blocks WA-25-P (28.57 % interest) at Iago No. 1 and in WA-267-P at Io No. 1.

     In addition, we acquired three new blocks in the Outer Browse Basin adding
3.65 million gross acres, to bring our portfolio in this region to 10.8 million gross acres. We will continue to seek high-quality opportunities to increase and upgrade our exploration portfolio.

Development

     Our upstream strategy is centered on the development of high-margin, high-impact reserves. Throughout 2000, we continued to achieve significant success on each of our major projects.

Agbami

     The extension of our OPL Block 216 Agbami discovery was confirmed by an appraisal well on OPL Block 217. We are a working interest partner in Block 217, where Statoil is the operator. Consequently, we initiated unitization discussions with Statoil for a combined Block 216/217 Agbami development. We spudded the third well on the Block 216 appraisal program, the Agbami-3, in late 2000. The final appraisal well, the Agbami-4, will be drilled immediately following the Agbami-3 well.

     In 2000, we finalized front-end engineering design on the development plan and have nearly completed the process to bid on construction of the floating production storage and offloading vessel and gas compression facilities. Current plans include initial production in 2005 and peak production of 200,000 barrels of oil per day (100% basis) by 2007.

Malampaya

     The construction of the Malampaya Project remains on schedule with first commercial gas sales slated for early 2002. We achieved several major construction milestones during the year, including the drilling of five development wells, the completion of the gas export line and the setting of the concrete gravity structure. The platform will be placed on the concrete gravity structure during the first quarter of 2001. Our share of production is expected to reach a peak of 150 million standard cubic feet (SCF) per day during 2003.

     In October 1999, we acquired a 45% interest in the Malampaya Deepwater Natural Gas Project. The Malampaya field is located northwest of the Philippine Island of Palawan. Under a 22-year agreement, this integrated natural gas-to-power project will supply gas to three new power plants on Luzon Island. Our participation in the project includes the deepwater gas field and the onshore gas plant.

Hamaca

     During 2000, we and our partners awarded a total of $1.1 billion in engineering, procurement and construction contracts for field production and crude oil upgrading facilities at the Jose Industrial Complex. Site preparation has begun for the crude oil upgrading unit at the complex, which is located on the northern coast of Venezuela. Field drilling operations are underway near El Tigre. In addition, we finalized the purchase of centralized field production processing facilities from Petroleos de Venezuela S.A. in 2000.

     We have a 30% interest in the Hamaca Project. The three working interest owners formed a joint venture, Petrolera Ameriven, to develop and operate this project. The plan is to develop and produce the 8(degree) API heavy oil that is expected to reach peak production rates of 190,000 barrels of oil per day (100% basis) in 2004. The heavy oil production will be mixed with a diluent and transported via pipeline to an upgrader located in the Jose Industrial Complex in Puerto La Cruz. The upgrader will produce 26(degree) API syncrude to sell in the open market by 2004.

Karachaganak

     During 2000, we awarded all major contracts to complete Phase II of the Karachaganak Development Project. In addition, we focused on maximizing production and revenues from our existing production facilities. Total field production for the year (100% basis) was 32.6 million barrels of condensate (approximately 90,000 barrels per day) and 162.7 billion cubic feet of gas (approximately 450 million cubic feet per day). These production levels represent an annual production record for the field.

     Our marketing focus is geared toward long-term gas sales arrangements. The Caspian Pipeline Consortium route for Karachaganak's liquids will allow the field to reach Phase II full production capacities of 220,000 barrels per day of condensate and 1.4 billion cubic feet of gas per day (100% basis) in early 2004.

     Karachaganak is a world-class gas/condensate field located in northwest Kazakhstan. The field was discovered in 1979 and contains in excess of 18 billion BOE of hydrocarbons-in-place. In 1996, the Government of the Republic of Kazakhstan approved our entry into the project. Our working interest is 20%. The field will be developed in phases to match the capacity of export pipelines as well as market demand.

North Buzachi

     During 2000, we initiated the second phase of appraisal and delineation. The second phase activities include the completion of a 3D seismic survey, the drilling of nine wells and the initiation of steam stimulation trials. We constructed a pump station and 20-mile pipeline to link the field to processing facilities and the main export pipeline. Test crude sales have been made in Black Sea and West European markets.

     The North Buzachi oil field is located in western Kazakhstan, 120 miles north of the Caspian port city of Aktau. Significant quantities of recoverable oil were identified in the license area prior to the Kazakh independence but remained undeveloped. We acquired a 65% working interest and became operator in 1998. A successful pilot phase of four producing wells was concluded in 1999.

Captain Expansion in the U.K. North Sea

     In December 2000, production officially began on the Captain Expansion Project, following the completion of construction and installation of the facilities for the project. A new platform, installed during September, linked up to our existing production platform and connected to a new subsea drilling and production template via a suite of infield pipelines. This allowed drilling to commence on the eastern half of the Captain reservoir, which was left undeveloped during the initial phase of the field development. The first subsea well was started up via the new facilities during December, only 25 months after the award of the first contract for design and construction of the facilities. The project is expected to increase the peak daily production capacity from the Captain field from 60,000 barrels of oil per day to 85,000 barrels of oil per day (100% basis). We hold an 85% interest in the Captain field.

Gulf of Mexico

     In April 2000, we successfully installed a replacement topsides module on the Petronius project and commissioned for first production in July 2000. The development phase of the project is currently progressing, with the drilling and completion of the development wells.

     As our first deepwater project, the Petronius field, owned 50% by us, consists of a compliant tower platform, modular production and water injection facilities, a gas export pipeline, and the drilling and completion of 14 developmental wells.

Other

     In China, the development of the Qinhuangdao 32-6 field in Bohai Bay is in progress. We hold a 24.5% interest. The construction of all field facilities is underway, including the floating production storage and offloading vessel, mooring system, wellhead platforms and topsides equipment. A total of 50 wells have been drilled and completed on the first two wellhead platforms; another 113 wells will be drilled on the remaining four platforms during the next 18 months. First oil production is targeted for first quarter 2002. Also in Bohai Bay, the Bozhong Block CA 11/19 prospect was confirmed through a successful drilling program. The project team is proceeding with the preparation for an overall development plan.

     In China, we have initiated pilots on three coalbed methane projects to evaluate their commercial potential. The Huaibei project in Anhui Province, in which we are the operator and 100% interest owner, has a five-well pilot underway. The Lin-Xing in Shanxi Province, in which we hold a 47.5% interest, also has a five-well producing pilot. The San Jiao in Shanxi, in which we have a 30% interest, now has ten wells operating. Marketing activities have also progressed with the signing of six non-binding Memorandums of Understanding with ultimate gas consumers. In November 2000, we signed the Production Sharing Contracts for the fourth project, known as Zhungeer, in which we have a 100% interest, and preparations are underway for drilling the first set of evaluation wells.

     In Indonesia, we are developing the South Natuna Sea Block B project (our share is 25%) for the sale of natural gas to both Singapore and Malaysia. The Singapore project involves the development of six offshore gas fields, including the associated wells, platforms, floating facilities, pipelines and a 300-mile gas transmission line to Singapore. During 2000, we completed the initial phase of the submarine pipeline and made substantial progress on the construction of a mobile production jack-up barge. First production from Block B will be in the second quarter of 2001 at a rate of 90 million SCF per day (100% basis), with a plateau rate of 150 million SCF per day by mid-2002.

     As a result of the signing of a non-binding Heads of Agreement between the governments of Indonesia and Malaysia, in October 2000, negotiations commenced on a natural gas sales agreement with the government of Malaysia for the sale of
1.5 trillion cubic feet of natural gas from Block B. Block B will be the exclusive supplier of gas for this deal. The project is scheduled to deliver first gas in early 2003, ramping up to a gross rate of 250 million SCF per day (100% basis).

     In Brazil, the Frade development project completed 3D seismic acquisition and conceptual engineering studies in 2000. A pre-development drilling program planned for 2001 consists of two wells on Frade and one exploration well in the adjacent BC-4 Block and will assist us in confirming reserve size and optimizing a field development scenario.

     The Frade field lies in approximately 3,700 feet of water, 230 miles northeast of Rio de Janeiro, in Block BC-4 of the northern Campos Basin. We were assigned operator of Frade in March of 2000 and we hold an equity stake of 42.5%.

Production

     Our worldwide production of crude oil and natural gas declined by approximately 9% in 2000 to 1,111 thousand BOE per day. Our U.S. production accounted for 52% of total worldwide volumes, similar to 1999. Asset sales and natural field declines contributed equally to a 10% production decline in the U.S. Internationally, our production declined by 7% as a result of asset sales, maintenance and repairs to our U.K. North Sea operations and lower lifting entitlements for cost recovery in Indonesia as a result of higher crude oil prices. With worldwide crude oil prices and U.S. gas prices increasing almost 70%, we held our operating expenses to less than a 15% increase on a unit-of-production basis. The majority of this increase is the result of price-related increases in fuel expense, utility costs and production taxes.

California

     In 2000, California production declined 5% to average 160,000 BOE per day. Aggressive steam management in December reduced high-priced gas consumption, helping to support California during its power situation. Five thousand barrels of oil per day were shut in during December as part of the California utility situation fuel management effort.

Gulf of Mexico

     Production from the Petronius field is currently 42,000 barrels of oil per day and 33.5 million cubic feet of gas per day. Peak production is expected to range from 45,000 to 50,000 barrels of oil per day and 80 to 100 million cubic feet of gas per day (100% basis). Our share of the field is 50%.

Central U.S.

     Gas production in the Rocky Mountain region continued to increase as we developed additional coalbed methane production in Utah and New Mexico. The acquisition of EnerVest San Juan properties at year-end 2000 added a further
21 million cubic feet per day of production and will provide low-risk potential for further growth.

North Sea

     The highlight of the year 2000 in the North Sea was the commissioning of the Captain Expansion Facility in December. The North Sea provided an average of 156,000 BOE per day in 2000. Production in Denmark was 55,000 BOE per day while the U.K. sector produced just over 101,000 BOE per day. The Halfdan facility, in the Danish sector, came on line earlier than anticipated but the Erskine field in the U.K. was shut in for most of the year for pipeline replacement.

Indonesia

     During 2000, production from Indonesia was 122,000 barrels of oil per day, down almost 20% compared to 1999. Most of our Indonesia production comes from P.T. Caltex Indonesia (CPI), an exploration and production company owned 50% each by Texaco and Chevron. CPI operates under production-sharing contracts in Central Sumatra. We had lower production volumes as higher prices reduced our lifting entitlements for cost recovery under these production-sharing contracts.

Partitioned Neutral Zone

     During 2000, production from the Partitioned Neutral Zone (PNZ) increased 12%, to 139,000 barrels of oil per day -- the ninth consecutive year of increases of more than 10% in the PNZ. The record level of production was the result of a combination of infill drilling and horizontal workovers, mainly at the Wafra and South Umm Gudair fields.

Reserves

     We replaced 172% of our worldwide combined oil and gas production in 2000, excluding purchases and sales. When purchases and sales are included, production replacement drops to 116%, due to the sales of non-strategic assets totaling 285 million BOE. Sales were partially offset by the acquisition of Enervest San Juan coalbed methane gas reserves of 244 billion cubic feet. Even with these sales, our overall reserve base grew by 1.4% to 4.9 billion BOE, our highest level since 1984. This increased the average life of our reserves to 11.4 years, the longest reserve life in over 24 years.

     The significant initial booking for the Hamaca field in Venezuela helped the international reserves grow by 10.8% and production replacement (excluding purchases and sales) soared to 267%. Approximately 53% (2.6 billion BOE) of worldwide reserves are now located in international areas. Our U.S. reserves dropped by 7.4% to 2.3 billion BOE, due to the sales of non-core producing properties.

Capital and Exploratory Expenditures

     During 2000, our upstream capital and exploratory expenditures were $3.1 billion. We spent approximately $1.1 billion in the U.S. and $2.0 billion internationally. Our 2000 worldwide finding and development costs were a very competitive $3.62 per BOE. Our 1998-2000 three-year average finding and development costs were $3.74 per BOE and our 1996-2000 five-year average was $3.92 per BOE.

     We project our spending for 2001 on upstream projects to be $2.9 billion, of which approximately 75% will be spent internationally. Our spending profile continues to reflect high-margin, high-impact projects, with our focus on value and effectiveness. Spending on major development projects will remain at $1.3 billion. Exploration spending will remain at approximately $600 million for 2001.

              SUPPLEMENTARY EXPLORATION AND PRODUCTION INFORMATION

     The following tables provide supplementary information concerning the oil and gas exploration, development and production activities of Texaco Inc. and consolidated subsidiaries, as well as our equity in Hamaca Holding LLC, an affiliate operating in Other Western Hemisphere and CPI, an affiliate operating in Other Eastern Hemisphere. Supplemental oil and gas information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," is incorporated herein by reference from pages 71 through 78 of our 2000 Annual Report to Stockholders.

     Reserves Reported to Other Agencies

     We provide information concerning recoverable, proved oil and gas reserve quantities to the U.S. Department of Energy and to other governmental bodies annually. Such information is consistent with the reserve quantities presented in Table I, Net Proved Reserves, beginning on page 71 of our 2000 Annual Report to Stockholders.

     Average Sales Prices and Lifting Costs--Per Unit

     Information concerning average sales prices and lifting costs on a per unit basis is incorporated herein by reference from page 77 of our 2000 Annual Report to Stockholders.

     Delivery Commitments

     During 2001, we expect that our net production of natural gas will approximate 2.0 billion cubic feet per day. This estimate is based upon our past performance and on our assumption that such gas quantities can be produced under operating and economic conditions existing at December 31, 2000. We did not factor in possible future changes in prices or world economic conditions into this estimate. These expected production volumes, together with the normal related supply arrangements, are sufficient to meet our anticipated delivery requirements under contractual arrangements. Over the last three years, approximately 30% of our proved developed natural gas reserves in the U.S. were covered by long-term sales contracts. These agreements are primarily priced at market.

Oil and Gas Acreage

                                                                                           As of December 31, 2000
                                                                                        -----------------------------
         Thousands of acres                                                             Gross                     Net
         ------------------                                                             -----                     ---
     Producing
         Texaco Inc. and Subsidiaries
              United States................................................             2,913                   1,563
              Other Western Hemisphere  ...................................                45                      22
              Europe  .....................................................               400                     121
              Other Eastern Hemisphere  ...................................               714                     177
                                                                                       ------                  ------
                  Total ...................................................             4,072                   1,883

         Equity in Affiliate - Other Eastern Hemisphere....................               225                     112
                                                                                       ------                  ------
                           Total worldwide ..................................           4,297                   1,995
                                                                                       ------                  ------
     Undeveloped
         Texaco Inc. and Subsidiaries
              United States................................................             7,649                   5,191
              Other Western Hemisphere  ...................................            18,981                  10,632
              Europe  .....................................................             5,524                   2,071
              Other Eastern Hemisphere.....................................            38,926                  16,770
                                                                                       ------                  ------
                  Total ...................................................            71,080                  34,664

         Equity in Affiliates..- Other Western Hemisphere*.................               163                      49
                               - Other Eastern Hemisphere..................             1,731                     865
                                                                                       ------                  ------
                           Total Equity in Affiliates......................             1,894                     914
                                                                                       ------                  ------
                           Total worldwide.................................            72,974                  35,578
                                                                                       ------                  ------
                           Total oil and gas acreage ......................            77,271                  37,573
                                                                                       ======                  ======

Number of Wells Capable of Producing**

                                                                                           As of December 31, 2000
                                                                                        -----------------------------
         Oil Wells                                                                      Gross                     Net
         ---------                                                                      -----                     ---
         Texaco Inc. and Subsidiaries
              United States................................................            27,900                  15,696
              Other Western Hemisphere  ...................................                --                      --
              Europe  .....................................................               175                      44
              Other Eastern Hemisphere  ...................................             1,916                     763
                                                                                       ------                  ------
                  Total ...................................................            29,991                  16,503

         Equity in Affiliate - Other Eastern Hemisphere....................             8,708                   4,354
                                                                                       ------                  ------
                           Total worldwide***..............................            38,699                  20,857
                                                                                       ======                  ======

     Gas wells
         Texaco Inc. and Subsidiaries
              United States................................................             7,925                   3,392
              Other Western Hemisphere  ...................................                33                      17
              Europe  .....................................................                66                      11
              Other Eastern Hemisphere  ...................................                62                      13
                                                                                       ------                  ------
                  Total ...................................................             8,086                   3,433

         Equity in Affiliate - Other Eastern Hemisphere....................                58                      29
                                                                                       ------                  ------
                           Total worldwide*** .............................             8,144                   3,462
                                                                                       ======                  ======

  * Existing  acreage was  transferred  from a  consolidated  subsidiary to an affiliate at year-end  2000.
 ** Producible  well counts  include active wells and wells temporarily shut-in. Consistent with general industry practice, injection  or service  wells and wells  shut-in  that have been identified for plugging and abandonment have been excluded from the number  of wells capable of producing.
*** Includes 98 gross and 23 net  multiple  completion  oil wells and 43 gross and 22 net multiple completion gas wells.

Oil, Gas and Dry Wells Completed                                     For the years ended December 31,
                                                        -----------------------------------------------------------
                                                             2000                  1999                 1998
                                                        ---------------      ---------------        ---------------
                                                        Oil   Gas   Dry      Oil   Gas   Dry        Oil   Gas   Dry
                                                        ---   ---   ---      ---   ---   ---        ---   ---   ---
Net exploratory wells*
   Texaco Inc. and Subsidiaries
     United States.................................      3     6      8        3   15     10        14    14    26
     Other Western Hemisphere......................      1    --      1       --    1      2        --     2     2
     Europe........................................     --    --      1       --   --      1        --    --     1
     Other Eastern Hemisphere......................      4     2      1        2    2      4         4     4     2
                                                       ---   ---    ---      ---  ---    ---     -----   ---    --
       Total  .....................................      8     8     11        5   18     17        18    20    31
   Equity in Affiliate - Other Eastern Hemisphere..      2    --     --        2   --      1         2    --     2
                                                       ---   ---    ---      ---  ---    ---     -----   ---    --
         Total worldwide...........................     10     8     11        7   18     18        20    20    33
                                                       ===   ===    ===      ===  ===    ===     =====   ===    ==

Net development wells
   Texaco Inc. and Subsidiaries
     United States.................................    408   163      7      345  100      7       585   106    14
     Other Western Hemisphere......................     --     1     --        9   --     --       109     3    --
     Europe........................................      2     --    --        2    4     --        21     2    --
     Other Eastern Hemisphere......................     44     1      1       61    6      1        38    27    --
                                                       ---   ---    ---      ---  ---    ---     -----   ---    --
       Total ......................................    454   165      8      417  110      8       753   138    14
   Equity in Affiliate - Other Eastern Hemisphere..    218    --     --      219    --    --       271    --    --
                                                       ---   ---    ---      ---  ---    ---     -----   ---    --
         Total worldwide...........................    672   165      8      636  110      8     1,024   138    14
                                                       ===   ===    ===      ===  ===    ===     =====   ===    ==

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


Additional Well Data                                                           As of December 31, 2000
                                                               -----------------------------------------------------
                                                                    Wells in the                Pressure Maintenance
                                                                     process of                 --------------------
                                                                      drilling
                                                                ------------------------           Installations
                                                                Gross                Net            in operation
                                                                -----                ---        --------------------
Texaco Inc. and Subsidiaries
   United States............................................      171                90                   281
   Other Western Hemisphere.................................       --                --                    --
   Europe...................................................        6                 1                     8
   Other Eastern Hemisphere.................................       91                33                   269
                                                                  ---               ---                   ---
     Total .................................................      268               124                   558
Equity in Affiliate - Other Eastern Hemisphere..............        5                 3                     8
                                                                  ---               ---                   ---
       Total worldwide......................................      273               127                   566
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

     In the Caribbean and Latin America, we are a market leader in fuels and lubricants. Our fuel market share is strong in all Caribbean and Central American countries, and one-fourth of our worldwide lubricant sales are in Latin America. The largest business is in Brazil, where we have some 3,000 service stations and sales of over 44 million barrels per year. In Brazil, we are also a market leader in lubricants. Although growth in petroleum consumption in Brazil was negative in 1999, it rebounded in 2000 and is expected to increase 2.5% in 2001.

     In 2000, the economy in Brazil and the Andean Region improved after the economic recession and currency devaluations in 1999. However, our ability to take advantage of the economic recovery in the Brazilian market was limited due to practices, such as tax evasion and adulterated fuels sales, by new competitors. In the Andean Region, which is composed of Colombia, Ecuador, Peru and Venezuela, we have over 550 service stations. Excluding Venezuela, our retail and lubricant market share in the region is over 15%. In Venezuela, we have 75 stations and are positioned to expand in the retail sector when the investment climate improves.

     In the Caribbean and Central America, our business operates in 34 countries through a network of 1,400 service stations. In 2000, our refined product sales volumes in the Caribbean and Central America, including trading operations, increased by 4%. In this region, our strategy is to build on an excellent market share by investing in areas with the greatest potential and continuing to seek infrastructure improvements.

     The Latin America refining segment consists of a refinery located in Escuintla, Guatemala, with a crude capacity of 16,000 barrels per day, and another in Bahia Las Minas, Panama, with a crude capacity of 60,000 barrels per day. The Panama refinery manufactures finished products for local sales, canal sales and export markets, while the Guatemala refinery supplies only internal country requirements. We wrote down the entire carrying value of the Panama refinery in the fourth quarter of 2000, when we made a final determination that the unfavorable operating environment and severe downward pressure on profit margins would not improve in the foreseeable future.

     We continue to maximize returns from our substantial retail properties by increasing non-fuel retail income. One of the most successful non-fuel retail initiatives has been the development of the Star Mart(R) convenience store brand. We have close to 250 convenience stores throughout Latin America and the Caribbean and over 450 in Europe. The growth of the Star Mart concept has paralleled the strong growth of the regional economies and the increase in disposable income, making the convenience store concept more appealing to consumers. Non-fuel income represents a strategic growth opportunity for the international areas.

     In Europe, our focus is on regional markets, with assets concentrated in the U.K., Ireland and the Benelux countries. We also have a 50% interest in Hydro Texaco, a Scandinavian marketing joint venture with Norsk Hydro. In addition, we market lubricants in all other major European countries. We rank among the top 10 lubricant marketers on the continent. We are the number one supplier of lubricants and coolants to original equipment manufacturers in Europe.

     Our European refineries reported outstanding results, but the marketing business faced lower margins as a result of rising product costs that could not be recovered in the marketplace. In Western Europe, massive protests against high fuel taxes created a national crisis in some countries, such as the U.K. and Belgium. As a result of this reaction, the oil industry was unable to fully recover the increase in crude prices in the marketplace.

     In keeping with our focus on improving earnings in North West Europe, we have worked continually to increase market share, while reducing operating costs and growing our non-fuel business. In the U.K., we increased our branded retail market share from about 6% to 10% through acquisitions of dealerships and asset swaps. In 2000, we successfully integrated 107 Shell sites into the U.K. network in exchange for our assets in Poland and Greece. During the past three years, we have also expanded our commercial sales business by more than 50%. Our total gasoline market share in the U.K. rose to some 16% in 2000, doubling from our 1996 share, while we maintained expenses at 1999 levels.

     In other Texaco European retail markets, we have double-digit market share and a strong presence. In Ireland, we have more than 370 stations and a 16% market share. In the Benelux countries, we have over 900 stations and an 11% market share. In our Scandinavian joint venture, Hydro Texaco has over 950 stations and an 18% market share.

     In Europe, we have an interest in two refineries with a total capacity for Texaco of 325,000 barrels per day. We own the Pembroke refinery in Wales, U.K., which has the largest Fluid Catalytic Cracker and Alkylation units in Europe. It is one of the most modern and advanced refineries in Europe, with very high motor gasoline yields and qualities. This refinery, with a crude capacity of 210,000 barrels per day, supplies our marketing requirements in the U.K. and Ireland, and also exports its high-quality gasoline to other parts of the world. It has a highly skilled, talented and innovative workforce, which provides competitive strength in the areas of health and safety performance and overall plant reliability and efficiency.

     We also own a 31% interest in the 370,000-barrel-per-day Nerefco refinery in Rotterdam, a joint venture with British Petroleum. This refinery provides the main supply to our Netherlands marketing operations and, due to its excellent location in the Rotterdam harbor, is a key supplier to the Rotterdam fuel market and to the German light products market. Both Pembroke and Nerefco were configured to comply economically with the European Union's fuel specifications for the year 2000 and are well positioned for upgrades to meet the 2005 specifications.

U.S. Downstream Alliances

     Our U.S. downstream operations include primarily the operations of Equilon Enterprises LLC and Motiva Enterprises LLC. Equilon and Motiva jointly own Equiva Trading Company, which functions as the trading unit for both companies. They also jointly own Equiva Services LLC, which provides common financial, administrative, technical and other operational support to both companies.

     The combination of Equilon and Motiva is the largest retail gasoline marketer in the U.S., having nearly a 14.5% share of the domestic gasoline market through about 22,300 retail outlets. The two companies have eight refineries with a combined capacity of about 1.3 million barrels per day.

Equilon Enterprises LLC

     Equilon was formed and began operations in January 1998 as a joint venture between Texaco and Shell. Equilon, which is headquartered in Houston, Texas, operates in the western and midwestern United States. We own 44% and Shell owns 56% of the company.

     Equilon refines and markets gasoline and other petroleum products under both the Texaco and Shell brand names in all or parts of 32 states. Equilon has the capacity to refine about 450,000 barrels of crude a day with its four refineries located in:

o  Anacortes, Washington

o  Bakersfield, California

o  Martinez, California

o  Los Angeles, California


     Equilon holds interests in about 28,900 miles of pipelines and owns or has interests in 70 crude oil and product terminals. It is estimated to be the fourth largest retail gasoline marketer in the U.S., distributing products through approximately 9,100 service stations. Equilon has an estimated 6.7% share of the national gasoline market and an estimated 12.9% share of the gasoline market in its geographic area.

     Equilon Lubricants markets two of the top-selling lubricants, Texaco Havoline(R) brand motor oil and Shell Rotella T(R) brand diesel engine oil, leading a diverse product line covering an extensive variety of uses. It is a leading marketer of both commercial lubricants (with a 17% market share) and of industrial lubricants (with an 11% market share), and fourth in the U.S. in auto lubricants.

     In June 2000, Equilon sold its Wood River Refinery located in Roxana, Illinois, to Tosco Corporation. The sale continues Equilon's plan to focus on West Coast refining and its marketing, terminal, pipeline, lubricants and trading businesses. In conjunction with this plan, Equilon has entered into long-term crude supply and product off-take agreements with Tosco and, in late 1999, purchased 15 refined product terminals from Clark USA Inc. This will enable Equilon to meet customer needs in the Midwest markets.

Motiva Enterprises LLC

     Motiva was formed and began operations in July 1998 as a joint venture among Shell, Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco. Motiva operates in the eastern and Gulf Coast United States. In accordance with contractual provisions, our ownership interest in Motiva is subject to change. From the start of operations through December 31, 1999, Texaco and Saudi Refining, Inc. each owned 32.5% and Shell owned 35% of Motiva. For the year 2000, Texaco and Saudi Refining, Inc. each owned just under 31% and Shell owned just under 39% of Motiva. Texaco's and Saudi Aramco's interests in these businesses were previously conducted by Star Enterprise, a joint-venture partnership owned 50% by Texaco and 50% by Saudi Refining, Inc.

     Motiva refines and markets gasoline and other petroleum products under the Shell and Texaco brand names in all or part of 26 states and the District of Columbia, providing product to almost 13,200 Shell- and Texaco-branded retail outlets. Motiva has an estimated 7.7% share of the national gasoline market and an estimated 16.0% market share in its geographic area.

     Motiva is the sixth largest refiner in the U.S., capable of refining about 850,000 barrels a day. Motiva's refineries are located in:

o  Convent, Louisiana

o  Delaware City, Delaware

o  Norco, Louisiana

o  Port Arthur, Texas.


     Motiva also owns or has interests in 53 product terminals.

Equiva Trading Company

     Equiva Trading provides supply and logistical services for Equilon, Motiva and other affiliates of Texaco and Shell. In addition, Equiva Trading conducts a large and growing trading activity on behalf of Equilon. Equiva Trading buys and sells in excess of 7 million barrels of hydrocarbons per day in the physical markets, making it one of the largest petroleum supply and trading organizations in the world. Specific lines of business include acquisition, sales and trades of domestic and international crude oil and products; lease crude oil acquisition and marketing; aviation marketing and sales; marine chartering; and risk management services.

Equiva Services LLC

     Equiva Services provides common services to both Equilon and Motiva in areas such as brand management, retail operations, accounting, tax, treasury, information technology, safety, health and environment. These common services have been combined for efficiency, rather than each company having separate service organizations.

Caltex Corporation

     Caltex Corporation (Caltex), is jointly owned 50% each by Texaco and Chevron. Caltex operates in more than 60 countries in Asia, Africa, the Middle East, New Zealand and Australia. Caltex refines crude oil and markets petroleum and convenience products through its subsidiaries and affiliates, and is also involved in distribution, shipping, storage, supply and trading operations. Caltex sold 1.4 million barrels per day of crude oil and refined products in 2000.

     Caltex maintains a strong marketing presence through 7,800 retail outlets, of which over 4,600 are Caltex-branded. Caltex also operates over 650 Star Mart convenience stores.

     Caltex has interests in 10 fuel refineries with equity refinery capacity of nearly 850,000 barrels per day. Additionally, it has interests in two lubricant refineries, six asphalt plants, 17 lube oil blending plants and more than 500 ocean terminals and depots. Caltex continues to be a major supplier of refined products through its large refineries in South Korea, Singapore and Thailand. Caltex is also active in converting lower-value refinery output into products such as polypropylene, benzene and paraxylene, enabling the company to market a wider range of higher value products.

     Caltex conducts international crude oil and petroleum product logistics and trading operations from a South East Asia region oil hub in Singapore, providing 24-hour service to the Caltex system and to third parties that require crude oil, feedstocks, base oils and refined products.

     Following its 1999 reorganization along functional business units, the restructuring of its executive leadership team and the relocation of its corporate center to Singapore, Caltex closed its Dallas office in 2000. It continues to streamline its operations and expand use of its Shared Services Center in the Philippines. Additionally, Caltex is working to maximize the use of its assets by completing a number of cooperative and joint venture arrangements.

     This reorganization took on added importance in 2000, as Caltex' business was affected by a number of factors, including the high cost of crude, increased competition, weaker Asian currencies and a consolidation in the recovery of Asian economies.


     Caltex' business strategy for 2000 and beyond was built around its new vision of being "outstanding at creating value from our brand and our intellect" for customers, business partners and employees. The key elements of the vision include:

o  operational excellence and cost reduction

o  capital stewardship and profitable growth

o  building the brands

o  organizational capability and motivation

o creative use of technology and innovations to provide more customer-focused solutions.


     Caltex' 2000 accomplishments include:

o Introducing new products - Vortex gasoline, which was launched simultaneously in nine countries in March, and Delo 400 diesel engine oil, which built on the international name and reputation of Chevron's Delo Brand lubricant.

o Concluding agreements to blend lubricants for competitors.

o Reaching agreements to share depot and terminal facilities with competitors.

o Controlling operating costs through synergies, efficiencies and initiatives such as reduced fuel additive costs, supply chain management and strategic procurement programs.

     In 2000, Caltex focused on enhancing revenue through improved productivity of its existing infrastructure, continued investment in growing markets and acceleration of its convenience store program.

     Caltex continuously seeks new business opportunities in countries such as China, Vietnam, Cambodia and India, where its strategy is to build a strong market presence through the sale of LPG, lubricants and asphalt, and eventually expand into the retail motor fuel sector when permitted.

     One significant venture during 2000 involved the expansion of LG-Caltex
(LGC), Caltex' 50% owned joint venture in Korea, which is active in the gas and power area. Building on its acquisition of Kukdong City Gas in 1999, LGC has acquired two power plants and three additional city gas companies, all of which use Liquefied Natural Gas (LNG). These acquisitions propel Caltex into the fast growing natural gas market and set the stage for the company to enter the LNG import, transportation, wholesale and retail businesses.

Fuel and Marine Marketing LLC (FAMM)

     FAMM is a joint venture between Texaco and Chevron. As a joint venture company, FAMM has global residual fuels and marine lubricants businesses. We own 69% and Chevron owns 31% of the venture.

     FAMM is a global supplier of marine fuels, lubricants, coolants and industrial fuels, serving customers in over 400 ports and over 100 countries worldwide. FAMM sells and distributes residual fuel oil for consumption by waterborne vessels worldwide, as well as for land-based application and to marine terminals worldwide. FAMM also sells and distributes marine lubricants and coolants to waterborne vessels and for use in land-based engines using marine lubricant technology.

     For its marine customers, FAMM initiated an Internet company, "OceanConnect.com," which provides a level market online e-commerce site for the sale of marine fuels. Major investors include FAMM, BP Marine and Shell Marine Products. Other shareholders include major shipping companies and other marine providers.

GLOBAL GAS, POWER AND ENERGY TECHNOLOGY

     Our Global Gas, Power and Energy Technology operations include the marketing of natural gas and natural gas liquids, gas processing plants, pipelines, power generation plants, gasification licensing and equity plants, fuel processing, hydrocarbons-to-liquids, hydrogen storage systems and fuel cell technology units.

Global Gas Marketing

     Texaco Natural Gas - North America (TNG) is a fully integrated midstream organization that offers a wide range of services including gas gathering, processing, transportation, storage, sales and purchases, and risk management for natural gas and natural gas liquids. TNG's primary objective is to grow shareholder value by extracting value across the entire energy value chain - from the wellhead to the burner tip.

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

     Effective March 1, 2000, Texaco and Enron Corp. formed a joint venture, Bridgeline Holdings, L. P., that combines their regional marketing services, intrastate pipelines and gas storage assets in southeast Louisiana. The new venture, headquartered in Houston, Texas, has combined facilities consisting of more than 1,000 miles of transmission and distribution pipeline, 7 billion cubic feet (BCF) of salt dome storage capacity, with an additional 6 BCF in development and 33,050 horsepower of compression. During 2000, Bridgeline Holdings sales averaged nearly 1 BCF of natural gas per day. We own 60% and Enron owns 40% of this venture.

     Bridgeline Holdings has physical connections with many of the major industrial companies, including some of the largest petrochemical, refining, ammonia and gas-fired electric utility firms in the world. With interconnects to pipelines from the Gulf of Mexico, customers are presented with access to abundant offshore supplies. The system also includes excellent delivery access to several interstate and intrastate pipelines that connect to the Northeast, Southeast and Mid-continent regions. In addition, the combined capabilities and interconnections of Bridgeline Holdings' gas storage facilities at Sorrento and Napoleonville will substantially increase the flexibility and range of services that will be available to customers. The storage capacity will provide the flexibility to meet many gas needs, including emergency back-up, needle and seasonal peaking, winter/summer price hedging and gas future hedging.

     Discovery Gas Transmission, a major natural gas gathering and transmission pipeline in the offshore waters of the Gulf of Mexico, adds significant value from this key area in the Gulf. The 30-inch pipeline stretches 105 miles into the Gulf with numerous laterals to deepwater drilling fields and provides crucial capacity to a currently under-served area. The project also includes a gas processing plant in Larose, Louisiana, giving Gulf Coast producers a convenient means for gathering, processing and transporting gas to market. In addition, Discovery has installed a 42,000-barrel-a-day fractionator at the site of our Paradis gas processing plant. We hold a one-third ownership interest in Discovery with partners, Williams Companies and British-Borneo.

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

     TNG also has substantial natural gas liquid (NGL) assets in the state of Louisiana. We recently constructed the Texaco Expanded NGL Distribution System (TENDS) to further leverage our strategic position in South Louisiana and take advantage of increasing volumes of gas coming on shore from deepwater developments. This system integrates newly constructed and purchased pipelines with our existing assets. The result is an integrated bi-directional natural gas liquid pipeline, fractionation and underground storage system with a combined pipeline length of about 500 miles, extending from Lake Charles to Alliance, Louisiana. The TENDS project has already provided a platform for expansion of our Louisiana infrastructure through numerous new connections and opportunities.

     The NGL Marketing Group transports and markets NGL throughout the world, although its primary focus is North America. With sales averaging nearly 230,000 barrels a day, TNG is one of the largest marketers of NGL in the industry. Marketing of propane to wholesale customers in the U.S. has provided a significant financial contribution for many years.

     In Ferndale, Washington, the NGL Marketing Group operates the largest NGL import/export terminal on the West Coast. This facility includes 750,000 barrels of storage for butane and propane. Drawing on product from Canada and local refineries, this terminal provides strategic access to markets including the Pacific Rim.

     The Gas Marketing Group markets 3.6 billion cubic feet per day of equity and third party gas to major North American utilities, industrial customers and other marketing/trading companies. TNG ensures that we receive the highest netback price for its equity production as well as optimizing pipeline capacity. This unit provides customized and comprehensive risk management and other financial tools to enable customers and suppliers to structure deals consistent with their specialized needs. TNG also leases natural gas storage in strategic locations to take advantage of price arbitrage as well as handle production fluctuations. Further, TNG provides fuels management services to a number of our cogeneration partnerships.

Gasification

     Our proprietary gasification technology converts a wide variety of hydrocarbon feedstocks into a clean synthesis gas (syngas) comprised of hydrogen and carbon monoxide. The syngas can be used as a feedstock for other chemical processes or as a fuel for use in the most advanced gas turbines to generate electricity. We license this technology and operate our own gasification facilities, and develop and invest in projects using this technology.

     Recognized as the world leader in gasification technology, our proprietary Texaco Gasification Process (TGP) has been licensed to more than 70 plants under development, under construction or in operation in the refining, chemical and power generation industries worldwide. Syngas production at these facilities exceeds 5.5 billion standard cubic feet per day. Recent TGP projects include:

o In Louisiana, TECO Power Services licensed our integrated gasification combined-cycle (IGCC) technology for a 665-megawatt petroleum coke-fired power plant, which is scheduled for completion in 2005.

o  In China,  there are  currently  10 TGP  plants  in  operation  and two under construction, each producing clean syngas primarily for ammonia/urea fertilizer production from indigenous coal and heavy oil. TGP's success in China led to the signing of a multi-plant agreement with Sinopec and the former Ministry of Chemical Industry to retrofit an additional nine plants that are currently using competitive technology.

o In the year 2000 alone, Texaco personnel assisted our worldwide licensees in the start-up activities of 12 TGP projects, representing an investment in our technology of more than $4.5 billion. The $350 million Delaware Clean Power Project at Motiva's Delaware City Refinery is currently in the start-up phase and will use TGP in the world's cleanest process for generating clean power (electricity and steam) from petroleum coke.

o In Italy, two refineries have commissioned large, world-class 500-megawatt IGCC power plants and a third, in which we have taken a 24% equity interest, is in the final commissioning and start-up phase.

     These TGP units will enable the refineries to convert high-sulfur residues into clean, higher-value products such as hydrogen, electricity and steam that are used within the refineries, or sold if surplus to the refineries' needs. TGP will provide these refineries with wider flexibility with respect to crude selection, which can provide substantial financial savings, while minimizing waste streams at these plants.

Power Generation

     Our electrical power business includes conventional power generation projects, as well as cogeneration facilities.

     Cogeneration is a process that produces two useful forms of energy from a single fuel, such as natural gas. The energy products are thermal energy, such as steam, and electric power. Whether the thermal energy is provided to a refinery or used to steamflood a heavy oil field, cogeneration boosts profitability by improving efficiency. In the narrower context of producing oil, cogeneration is the most efficient way to generate the steam required for steamflooding.

     To date, our largest U.S. cogeneration operations have burned natural gas to produce heat for steamflooding our Kern River oil field in California while simultaneously generating electricity. We are now adding to the portfolio of nine cogeneration facilities we presently operate with our partners in the U.S. These facilities produce enough electricity to power more than one million homes. Including projects under construction or development in which we have an equity share, our cogeneration and conventional power portfolio exceeds 3,000 megawatts.

     A major new project is in Indonesia, where subsidiaries of Texaco and Chevron and a private partner have constructed the largest cogeneration plant of its kind in that country. The $190 million, 300-megawatt gas-fired plant supplies power and steam for use in steamflooding the Duri field in Indonesia's Central Sumatra Province.

     A key new combined cycle power project in Thailand began operations in 2000. This $400 million, 740-megawatt gas-fired plant will feed the growing power needs of Thailand's rapidly expanding economy.

     Another 2000 addition to our power portfolio was the acquisition of a 25% interest in two gas-fired combined cycle power plants in Korea. The $690 million plants, which together total 951 megawatts, are located in newly constructed suburban areas of greater Seoul.

     Through our electrical power and gasification businesses, we are currently involved in power projects, either through ownership or licensing, that will produce over 8,500 megawatts of power.

     The electric utility deregulation plan adopted by the state of California in 1996 required utilities to dispose of a portion of their power generation assets. As a result, utilities that serve California purchase power on the open market, and, in turn, sell power to the retail customers at capped rates. During the fourth quarter of 2000, California's power and gas markets experienced significant price volatility. Increased demand resulted in very high market prices that California utilities paid for power with no certainty they could recover these costs from their customers. As both supplier to and purchaser from the utility companies, Texaco has financial and operational exposure in California. While the possible outcomes for the California utility situation remain uncertain, we believe that they will not have a material adverse impact on our financial condition or results of operations.

Texaco Energy Systems Inc.

     Texaco Energy Systems Inc. (TESI) was created in 1999 to explore opportunities to broaden our energy portfolio. Leveraging the strength of a global corporation, TESI is developing businesses related to hydrocarbons-to-liquids (HTL), fuel cells, fuel processing, hydrogen storage and alternate fuels. As a technology-based company, we are applying energy expertise and proprietary technologies to make these emerging energy businesses a reality.

     HTL technology makes possible the conversion of low-value feedstocks, such as stranded gas and heavy oil/petroleum coke from producing operations and refineries into high-quality diesel fuel as well as specialty products. The technology consists of syngas generation followed by conversion into liquids by utilizing the Fischer-Tropsch process. Our world-renowned gasification technology is a leading synthesis gas generating technology especially for liquid and solid feedstocks.

     During 2000, TESI's activities focused on initial development of potential commercial opportunities related to value creation from natural gas and petroleum coke. We completed three site-specific pre-feasibility studies for international opportunities involving natural gas and petroleum coke. Based on the results, we undertook detailed feasibility studies. Also during the year, TESI completed the first phase of a three-phase Department of Energy (DOE) project entitled "Early Entrance Coproduction Plant" (EECP). This phase, largely funded by the DOE, confirmed that the integration of the HTL technology with combined cycle power generation into a refinery environment is feasible and has synergetic benefits.

     In June 2000, we purchased 20% of the equity of Energy Conversion Devices, Inc. (ECD), a publicly traded research and development company located in Troy, Michigan. Subsequently, TESI formed two joint ventures with ECD to assist them in commercializing two promising new technologies, metal hydride fuel cells and hydrogen storage. These two new ventures are:

o Texaco Ovonic Fuel Cells LLC, which is developing a new type of fuel cell that does not require the use of expensive noble metal catalysts such as platinum, utilized by most other fuel cell technologies.

o Texaco Ovonic Hydrogen Systems LLC, which is developing a metallic alloy, which can store hydrogen at ambient temperatures and atmospheric pressure. This storage system has the potential to facilitate the use of fuel cells in automobiles and other portable power applications.

     TESI is also continuing the in-house development of our proprietary fuel processing expertise to develop an economical means of converting common hydrocarbons such as natural gas into hydrogen to power fuel cell devices. Results to date have been very promising.

     Additionally, in 2000, we acquired a 5% interest in Acumentrics Corporation, a developer of solid oxide fuel cells. The $10 million purchase will complement Texaco's alternative energy activities, including the commercialization of fuel cell technologies.

Texaco Technology Ventures

     Texaco Technology Ventures (TTV) was established as a division of Texaco in August 2000 to focus on three business activities: the representation of our shareholder interest in ECD, the strategic management of our interest in all activities between Texaco and ECD and the execution of additional equity investments in advanced energy technologies. In addition, Texaco, through TTV, provides marketing assistance to ECD in photovoltaics and other business segments.

     On October 10, 2000, TTV announced its intention to purchase General Motors' interest in its joint venture with ECD, GM Ovonic LLC, which was formed in 1994 to commercialize ECD's nickel-metal hydride battery technologies. The purchase is expected to be finalized during the second quarter of 2001, and it is anticipated that the company will be renamed Texaco Ovonic LLC. The company will be the third joint venture between Texaco and ECD-related companies. The new venture will supply the emerging hybrid-electric and 42-volt automotive battery markets and will also broaden marketing efforts to include segments outside the automotive industry.

     In the future, TTV will continue to invest in energy technologies where, as an equity partner, we provide more to the business than capital and/or receive more from the business venture than capital appreciation. The potentials of energy technology companies are judged by the financial markets on two criteria: the size of the market that their technology targets and their access to that market. In the area of market access, we provide many benefits as a partner to promising technology companies, including a highly regarded brand image, government and industry contacts, technological expertise, global distribution and strong marketing skills. Furthermore, we have proprietary technologies under internal development that could benefit from investments in related companies.

TECHNOLOGY

     Technology drives growth in our industry - and we are generating new technology and capturing greater value through fast, effective applications of technology. Below are a few key examples of how we are applying our technologies to create increased value.

Heavy Oil Upgrading

     We have a comprehensive oil-upgrading technology program aimed at developing and applying methods to enhance the value of our oil assets. The program targets oils that are heavy and contain significant amounts of sulfur, metals and acid, or that have lower value with respect to benchmark light crudes. We enhanced this program by acquiring an equity ownership of Unipure Corporation in late 2000. Unipure Corporation has developed technology that is being fully tested and commercialized through a joint venture with Texaco.

     Our strategy is to develop and apply upgrading technologies at the producing site to capture extra value from heavy crude production. For example, we have developed Heavy Oil Upgrading technology for effective sulfur removal and to increase the API gravity of heavy crude oil. This technology has proven to be particularly effective in pilot testing with Middle Eastern crudes such as Arab Heavy, Ratawi and Eocene. In the case of the Eocene crude, the technology was effective in reducing sulfur content from 4.5% to 0.3%, while upgrading the crude oil from 20(degree) API to 35(degree) API.

     We are also focusing on the development of radical new technologies for sulfur and metals removal and for API upgrading. This includes Low-Pressure and Temperature Oxidation technology and Bio-desulfurization. When commercialized, these new technologies will result in significant additional hydrocarbon value.

Thermal Heavy Oil Recovery

     We have continued to focus on thermal technologies that have the best opportunity to maximize the value of our heavy oil assets by reducing capital and operating costs and improving steam heat management. One area in which we have made progress is in new down-hole heating technologies. We are testing two technologies, one that proves a brand new concept and the other that uses off-the-shelf technology. These are Down-hole Steam Generation and Down-hole Induction Heating, respectively. During the year, we conducted field tests for both technologies in our California operations. The successful completion of these tests moves these technologies one step closer toward commercial viability.

     The commercial development of Down-hole Steam Generation could expand steamflooding to offshore assets, deeper zones and ecologically sensitive areas. At the same time, these new technologies will substantially reduce capital and operating costs over those of conventional steam generation.

Prototype of Glycol-free Coolant Technology

     We have developed a new proprietary glycol-free coolant technology, which provides the necessary freezing protection and synergistic corrosion protection for automobile, truck and marine engines. It improves heat transfer and fluidity characteristics. The technology also has the clear advantage of being non-toxic and 100% biodegradable. A prototype coolant, ETX2010 was presented to Renault, Ford Europe, Ford USA and GM. Today, our extended-life coolants are in new cars built by General Motors in the U.S. and by Opel, Vauxhaul, Landrover, Ford, Jaguar, Volkswagen and Renault in Europe and in Caterpillar heavy-duty engines worldwide. In addition, Havoline extended-life coolant will be used as fuel cell coolant in GM's concept car.

Fuel Additive Technology

     New and improved technology has allowed Texaco Additives International to enter new markets and to improve profitability. We have introduced a new additive that improves gasoline engine fuel economy into the Asian market, and there is significant interest in the product within North America. The additive works by reducing friction inside automotive engines. In Europe, fuel additives have been introduced with considerable success into the service station and workshop markets. In North America, we have been able to win new customers. In both cases, having sound technical data to support claims differentiates us from the competition. Also in Europe, technical qualifications of new additive sources has led to major reductions in gasoline additive cost, thereby improving profits and giving us a competitive edge.

Leading Lubricant Technology

     During 2000, our lubricant technology resources and expertise have been expanded and utilized in support of several new ventures. Our technology has demonstrated its value on new joint ventures and enabled us to establish new partnerships. In particular, our product and technology support programs have strengthened our business ventures with TNK-Texaco in Russia, with Prista in Bulgaria and with Somepi SA in Morocco. In addition, our recent advances in lubricant technology and our ability to work co-operatively proved to be critical elements in the AB Volvo Group's selection of Texaco as its global preferred supplier.

Hydrocarbons/Gas-to-Liquids Technology

     Texaco established a "technology portfolio" approach to developing conversion technologies for both natural gas and low-value hydrocarbon products. The primary objective of this program is to develop Hydrocarbons/ Gas-to-Liquids technologies to convert remote natural gas resources to valuable middle distillates and increase the commercial value of these assets. The technology portfolio approach includes in-house research and outside partnerships with various corporations and universities. During the year 2000, we participated in a U.S. Department of Energy project to pilot test a catalyst-based gas-to-liquids technology at Laporte, Texas, working in partnership with Rentech Inc. The coupling of our proprietary Gasification Process technology with the new gas-to-liquids technology should provide an integral process that will improve the economics of the project and make more effective use of the total energy resources.

Technology Leadership

     During the last two years, we have implemented a new model for technology development, commercialization and value growth. This model continues our focus on extracting value from technology through its application to Texaco's resources. It also provides for added value from further development and application of these technologies beyond the scope of our current business focus.

     We have now formed two new companies that will help to promote the broader development of two of Texaco's outstanding technologies.

     The first of these companies is Alto Technology, a wholly-owned subsidiary that will further develop and commercialize the Texaco Energy and Environmental Multispectral Imaging Spectrometer (TEEMS) remote sensing technology. The market opportunities for this unique technology extend beyond the business focus of Texaco operations and include agriculture, land management and ecological activities. Alto Technology will continue to provide us with remote sensing capability to help us identify potential oil deposits in environmentally sensitive areas, as we have previously done in the United States, Colombia, the Partitioned Neutral Zone and Indonesia.

     Similarly, we formed Magic Earth, LLC to further develop and expand the applications of our 3-D Visualization technology. We will continue to use this technology to help discover large reserves and improve recovery from existing fields. We hold a substantial interest in Magic Earth and will participate in defining the future direction of this revolutionary technology. Through the formation of Magic Earth, our 3-D visualization efforts will be expanded into other industries, and will lead to new technology products and applications from which our company can benefit.

                 ADDITIONAL INFORMATION CONCERNING OUR BUSINESS

Research Expenditures

     Worldwide expenditures of Texaco Inc. and subsidiary companies for research, development and technical support amounted to approximately $108 million in 2000, $96 million in 1999 and $138 million in 1998.

Environmental Expenditures

     Information regarding capital environmental expenditures of Texaco Inc. and subsidiary companies, including equity in affiliates, during 2000, and projections for 2001 and 2002, for air, water and solid waste pollution abatement, and related environmental projects and facilities, is incorporated herein by reference from page 42 of Texaco Inc.'s 2000 Annual Report to Stockholders.

Employees

     The number of employees of Texaco Inc. and subsidiary companies as of December 31, 2000 totaled 19,011 and as of December 31, 1999 totaled 18,443.

Sales to Significant Affiliates

     Sales by Texaco Inc. and subsidiary companies to significant affiliates totaled $7,811 million in 2000, $4,839 million in 1999 and $4,169 million in 1998.

Geographical Financial Data

     Information regarding geographical financial data of Texaco Inc. and subsidiary companies appears in Note 1, Segment Information, on pages 52 through 54 of Texaco Inc.'s 2000 Annual Report to Stockholders.

Incorporation by Reference

     We have incorporated some data and information appearing in our 2000 Annual Report to Stockholders into Items 1, 2, 3, 5, 6, 7, 8 and 14 of this Form 10-K. No other data and information in our Annual Report to Stockholders is incorporated by reference into, or filed as part of, this Annual Report on Form 10-K.

                         FORWARD-LOOKING STATEMENTS AND
                      FACTORS THAT MAY AFFECT OUR BUSINESS

     This Form 10-K may contain or incorporate by reference to other documents "forward- looking statements" that are based on our current expectations, estimates, projections, beliefs and assumptions about our company and the industries in which we operate. We use words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "potential," and similar expressions to identify such forward-looking statements. Section 27A of the Securities Act of 1933 protects us from liability in private actions under the Securities Act based on "forward-looking statements" which later prove to be inaccurate. We have based our forward-looking statements on a number of assumptions, any or all of which could ultimately prove to be inaccurate. We cannot predict with any certainty the overall effect of changes in these assumptions on our business. Following are some of the important factors that could change these assumptions and that could adversely affect our business and cause actual results to differ materially from those projected in the forward-looking statements:

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

     Proposed Chevron-Texaco Merger. Factors that could impact the proposed Chevron-Texaco merger include:
o    the possibility that the merger will not be consummated
o the process of, or conditions imposed in connection with, obtaining regulatory approvals for the merger
o the possibility that the anticipated benefits from the merger cannot be fully realized
o the possibility that costs or difficulties related to the integration of our business with Chevron will be greater than we expected.

     Euro Conversion.  Factors that could alter the financial impact of our euro
conversion   include:
o changes in current governmental regulations and interpretations of such regulations
o    unanticipated implementation costs
o    the effect of the euro conversion on product prices and margins.

     The forward-looking statements included in this report are only made as of the date of this report, and we do not intend to update such forward-looking statements to reflect subsequent events or circumstances, unless required by law or such statements are hereafter referenced or incorporated into a subsequent written statement.

Item 3. Legal Proceedings

     Litigation--We have provided information about legal proceedings pending against Texaco Inc. and subsidiary companies in Note 15, "Other Financial Information, Commitments and Contingencies - Litigation" on page 69 of our 2000 Annual Report to Stockholders. Note 15 is incorporated here by reference.

     As of December 31, 2000, three purported stockholder derivative suits were pending in state court in Delaware against Texaco Inc. and its directors. The suits allege, among other things, that the directors breached their fiduciary duties to the corporation and its stockholders by failing to ensure that stockholders receive appropriate consideration in the proposed merger with Chevron. The cases, titled Zucker v. Texaco Inc., et al., Ursula Desimone Trust
v. Texaco Inc., et al. and Priven v. Texaco Inc., et al., seek money damages on behalf of Texaco Inc. and its stockholders, attorneys fees and injunctive relief.

     The Securities and Exchange Commission (SEC) requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of those proceedings that were either pending as of December 31, 2000, or settled during the fourth quarter of 2000.

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

o In March 1998 the U.S. Department of Justice (DOJ) filed a complaint against us regarding spills of oil and produced water at the Aneth Producing Field in Utah in violation of the Clean Water Act. The DOJ is seeking a penalty of approximately $2.3 million. We are contesting liability.

o Commencing in December 1999, the San Joaquin Valley Unified Air Pollution Control District issued a series of 59 Notices of Violation to Texaco California Inc. (TCI) and Texaco Exploration and Production Inc. (TEPI) alleging various permit violations in the Midway-Sunset fields and Kern River fields in Kern County, California, primarily in connection with a project to refurbish, replace and expand the number of steam generators used in the Midway-Sunset fields. Effective September 1, 2000, TCI and TEPI settled these Notices of Violation by paying a civil penalty of $100,000.

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

o Texaco Refining and Marketing Inc. (TRMI) has tentatively negotiated a settlement with the DOJ to resolve violations of the Clean Water Act at two former facilities in California: the Los Angeles refinery and a service station in San Luis Obispo. Under the terms of the tentative settlement, TRMI would pay more than the reporting threshold in penalties and plead guilty to two violations of the Clean Water Act. Further details of the settlement will be reported when it is finalized.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

     The following information, contained in Texaco Inc.'s 2000 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 2000 Annual Report to Stockholders, as provided to stockholders:

                                                                                              Texaco Inc.
                                                                                                 2000
                                                                                             Annual Report
                                                                                            to Stockholders
Form 10-K Item                                                                              Page Reference

Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters  84 (a)

Item 6.    Selected Financial Data
               Five-Year Comparison of Selected Financial Data                                      81
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 27-43

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
               Supplemental Market Risk Disclosures                                                 79

Item 8.    Financial Statements and Supplementary Data
               Description of Significant Accounting Policies                                      44-45
               Consolidated Statement of Income                                                     46
               Consolidated Balance Sheet                                                           47
               Consolidated Statement of Stockholders' Equity                                      48-49
               Consolidated Statement of Comprehensive Income                                       50
               Consolidated Statement of Cash Flows                                                 51
               Notes to Consolidated Financial Statements                                          52-69
               Report of Independent Public Accountants                                             70
               Supplemental Oil and Gas Information                                                71-78
               Selected Quarterly Financial Data                                                    80

Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                Not applicable.



(a) Only the data and information provided under the caption "Common Stock-Market and Dividend Information" is deemed to be filed as part of this Annual Report on Form 10-K.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

                            DIRECTORS OF TEXACO INC.

     Following is certain biographical information concerning the directors of Texaco Inc.

Glenn F. Tilton, 52, has been Chairman of the Board and Chief Executive Officer of Texaco Inc. since February 4, 2001. He joined Texaco in 1970 and after serving in various domestic marketing, corporate planning, and European downstream assignments of increasing responsibility, in 1989, while serving as President of U.S. Refining and Marketing, he was elected a Vice President of Texaco Inc. He was elected Chairman of Texaco Ltd. in 1991 and was named President of Texaco Europe in 1992. He became President of Texaco USA in January 1995 and was elected a Senior Vice President of Texaco Inc. in April 1995. In January 1997, he was appointed President of Texaco's Global Business Unit. He also serves on the President's Advisory Board at the University of South Carolina, on the Board of Directors of the American Petroleum Institute, and on the Board and Executive Committee of the British American Chamber of Commerce.

A. Charles Baillie, 61, Chairman and Chief Executive Officer of the Toronto-Dominion Bank, became a Director in December 1998. He was elected Vice Chairman of Toronto-Dominion Bank in 1992, President in February 1995, Chief Executive Officer in February 1997 and Chairman of the Board in February 1998. He joined the Bank in 1964 and progressed through a variety of assignments both in the United States and Toronto. Baillie serves as a director of Dana Corporation and is Chairman and a director of TD Waterhouse.

Mary K. Bush, 52, President of Bush International, Inc. (formerly Bush & Company), an international financial consulting firm, joined the Board in July 1997. Prior to founding Bush & Company in 1991, she served from 1989 to 1991 as Managing Director of the U.S. Federal Housing Board. Prior to that position, she was Vice President - International Finance at the Federal National Mortgage Associate (Fannie Mae). From 1984 to 1988, she served as U.S. Alternate Executive Director of the International Monetary Fund (IMF). She serves on a number of boards and advisory boards, including Mortgage Guaranty Insurance Corporation, Brady Corporation, R.J. Reynolds Tobacco Holdings, Inc., a number of Pioneer mutual funds, Washington Mutual Investors Fund, March of Dimes, Hoover Institution and the University of Maryland Foundation.

Edmund M. Carpenter, 59, President and Chief Executive Officer of Barnes Group Inc. since December 1998, became a Director in September 1991. He was Sr. Managing Director of Clayton, Dubilier & Rice, Inc. from May 1996 through November 1998, and Chairman and Chief Executive Officer of General Signal Corporation from 1988 to 1995. Prior to serving with General Signal, he was President, Chief Operating Officer and a director of ITT Corporation. He is a director of Campbell Soup Company and Dana Corporation.

Robert J. Eaton, 61, Chairman of the Board of Management of DaimlerChrysler AG from November 1998 through March 31, 2000, and Chairman and Chief Executive Officer of Chrysler from 1993 to November 1998, became a Director of Texaco in October 2000. He is a fellow of the Society of Automotive Engineers and the Engineering Society of Detroit and a member of the National Academy of Engineering. He is a director of International Paper Company and a member of the Business Council.

Michael C. Hawley, 63, retired Chairman and Chief Executive Officer of The Gillette Company, has been a Director since July 1995. After joining Gillette in 1961, he held management positions of increasing responsibility in a variety of countries and in 1985 was appointed Vice President, Operations Services, and elected a corporate Vice President. In 1989, he was elected President of Oral-B Laboratories, a Gillette subsidiary, and in 1993 was elected Executive Vice President, International Group. In April 1995, he was named President and Chief Operating Officer of The Gillette Company and a member of its Board of Directors. Mr. Hawley was named Chief Executive Officer in April 1999 and served as Chairman and Chief Executive Officer of The Gillette Company through his retirement in October 2000. He is also a director of the John Hancock Financial Services Co.

Franklyn G. Jenifer, 61, President of The University of Texas at Dallas since July 1994, has been a Director since November 1993. Following an academic career as a professor of biology, he was President of Howard University from 1990 to 1994. Prior to that he was Chancellor of the Massachusetts Board of Regents of Higher Education, and from 1979 to 1986, Vice Chancellor of the New Jersey Department of Higher Education. He serves on the Board of Trustees of the Texas Health Research Institute, the Board of Directors of the United Way of Metropolitan Dallas, the Executive Committee of the Alliance for Higher Education, the Monitoring Committee for the Louisiana Desegregation Settlement Agreement, and the Texas Science and Technology Council.

Sam Nunn, 62, former U.S. Senator from Georgia, joined the Board in September 1997. He was a member of the U.S. Senate from 1972 to January 1997, where he served as chairman of the Senate Armed Services Committee. He is a senior partner in the Atlanta law firm of King & Spalding with which he has been associated since January 1997 and where his practice focuses on international and corporate matters. Mr. Nunn is co-chairman and chief executive officer of the Nuclear Threat Initiative, a Washington-based organization working to reduce the global threat of weapons of mass destruction. He is also a distinguished professor in the Sam Nunn School of International Affairs at Georgia Tech. Among the non-profit boards on which he serves are the Center for Strategic and International Studies, the Aspen Strategy Group and the Carnegie Corporation of New York. He also serves on the boards of The Coca-Cola Company, Community Health Systems, Inc., Dell Computer Corporation, General Electric Company, Internet Securities Systems, Inc., National Service Industries, Inc., Total System Services, Inc. and Scientific- Atlanta, Inc.

Charles H. Price II, 69, was Chairman of Mercantile Bank of Kansas City from May 1992 to April 1996 and has continued his long-standing service on the boards of various corporations and charitable foundations begun before that time. He is a former United States Ambassador to the United Kingdom (1983-1989) and Belgium (1981-1983) and became a Director in March 1989. He is a director of The New York Times Company and U.S. Industries, Inc. Prior to service as a United States Ambassador, he had been Chairman of the Board of the Price Candy Company, American Bancorporation and American Bank and Trust Company.

Charles R. Shoemate, 61, retired Chairman, President and Chief Executive Officer of Bestfoods, joined the Board in October 1998. He joined Bestfoods, formerly CPC International, in 1962 and progressed through a variety of positions in manufacturing, finance and business management within the consumer foods and corn refining businesses. He was elected President and a member of its Board of Directors in 1988, Chief Executive Officer in August 1990 and Chairman in September 1990, serving until October 2000. In February 2001, he was named an Advisory Director of Unilever. He is a director of CIGNA Corporation, International Paper and a Trustee of the Conference Board.

Robin B. Smith, 61, Chairman and Chief Executive Officer of Publishers Clearing House since August 1996 and President and Chief Executive Officer since January 1988, became a Director in January 1992. Prior to joining Publishers Clearing House in 1981 as President and Chief Operating Officer, she concluded her sixteen year career with Doubleday & Co., Inc. as President and General Manager of its Dell Publishing subsidiary. She is a director of Springs Industries, Inc., BellSouth Corporation, Kmart Corporation and a number of Prudential mutual funds.

William C. Steere, Jr., 64, Chairman of Pfizer, became a Director in September 1992. Mr. Steere began his career with Pfizer, a diversified pharmaceutical company with global operations, and attained the positions of President of Pfizer Pharmaceuticals Group and President and Chief Executive Officer before elevation to Chairman of the Board in 1992. He served as President until March 1992 and Chief Executive Officer through December 2000. He is a director of Metropolitan Life Insurance Company, Dow Jones & Company, Inc., the New York Botanical Garden, Minerals Technologies Inc. and the New York University Medical Center.

Thomas A. Vanderslice, 69, a private investor, has been a Director since April 1980. He has been President of TAV Associates since May 1993, and formerly was Chairman of the Board, President and Chief Executive Officer of M/A-COM, Inc., Chairman and Chief Executive Officer of Apollo Computer, Inc., President and Chief Operating Officer of GTE Corporation and an officer of General Electric Company. He is a member of the Board of Trustees of Boston College and the National Academy of Engineering, the American Chemical Society and the American Institute of Physics.

                        EXECUTIVE OFFICERS OF TEXACO INC.

The executive and other elected officers of Texaco Inc. as of March 12, 2001 are:


         Name and Age                         Position                        Major Area of Responsibility
------------------------------   ----------------------------                 ----------------------------
Glenn F. Tilton            52    Chairman and Chief Executive                 Chief Executive Officer
                                 Officer since February 2001

Patrick J. Lynch           63    Senior Vice President and Chief              Chief Financial Officer
                                 Financial Officer since January 1997

John J. O'Connor           55    Senior Vice President since                  Worldwide Exploration
                                 January 1998                                 & Production

William M. Wicker          51    Senior Vice President since                  Global Businesses
                                 August 1997

Bruce S. Appelbaum         53    Vice President since                         Worldwide Exploration
                                 March 2000                                   & New Ventures

John E. Bethancourt        49    Vice President since                         Worldwide Production
                                 May 2000                                     Operations

Eugene G. Celentano        62    Vice President since                         International Marketing
                                 July 1995                                    & Manufacturing

James F. Link              56    Vice President since October 1999            Finance & Risk Management

James R. Metzger           53    Vice President since June 1997               Chief Technology Officer

Rosemary Moore             50    Vice President since                         Corporate Communications
                                 June 2000                                    and Government Affairs

Robert C. Oelkers          56    Vice President since                         Worldwide Supply &
                                 December 1996                                Trading Operations

Elizabeth P. Smith         51    Vice President since                         Investor Relations &
                                 February 1992                                Shareholder Services

Robert A. Solberg          55    Vice President since                         Worldwide Upstream
                                 September 1992                               Commercial Development

Janet L. Stoner            52    Vice President since October 1997            Human Resources

Michael N. Ambler          64    General Tax Counsel since                    Tax
                                 December 1990

George J. Batavick         53    Comptroller since April 1999                 Chief Accounting Officer

Ira D. Hall                56    Treasurer since October 1999                 Finance

Michael H. Rudy            57    Secretary since January 2000                 Corporate Secretary

     There are no family relationships among any of the officers of Texaco Inc. Except as noted below, each of the company's executive and other elected officers have held the positions listed on the previous page for more than five years.

      Name                          Position and Date Position Assumed
--------------------------------------------------------------------------------
G.F. Tilton          -  President of Global Businesses - January 1997
                     -  President of Texaco USA - January 1995

P.J. Lynch           -  President of Texaco Europe - January 1995

J.J. O'Connor        -  Chief Executive Officer of BHP Petroleum - August 1994

W.M. Wicker          -  President of Global Businesses - February 2000
                     -  Senior Vice President of Corporate Development - August
                        1997
                     -  Managing Director and Co-Head of the Global Energy Group
                        for Credit Suisse First Boston - March 1995

B.S. Appelbaum       -  Vice President of Worldwide Exploration - June 1999
                     -  President of Exploration - January 1997
                     -  President of International Exploration - May 1996
                     -  Division Manager of Exploration - January 1991

J.E. Bethancourt     -  Vice President of Business Development - January 1997
                     -  Managing Director of Business Development - April 1993

J.F. Link            -  Treasurer - March 1995

J.R. Metzger         -  Vice President of Corporate Planning & Economics -
                        December 1996
                     -  General Manager of Information Technology - December
                        1988

R. Moore             -  Independent Communications Consultant - June 1996
                     - Corporate Vice President, Corporate Communications of the Seagram Company Ltd. - August 1990

R.C. Oelkers         -  Vice President and Comptroller - December 1996
                     -  Comptroller - March 1994

J.L. Stoner          -  Vice President of Producing - January 1997
                     -  Vice President of Exploration and Producing - Latin
                        America/West Africa - May 1995

G.J. Batavick        -  Deputy Comptroller - October 1998
                     -  Assistant Comptroller - December 1994

I.D. Hall            -  General Manager of Alliance Management - June 1998
                     -  Director of Business Development of IBM Global
                        Services - March 1996

M.H. Rudy            -  Senior Counsel - August 1999
                     -  Senior Attorney - July 1986

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The rules of the Securities and Exchange Commission require that we disclose late filings of reports of stock ownership and changes in stock ownership by our directors and executive officers. To the best of our knowledge, based on a review of the relevant forms and written representations from the directors and officers, there were no late filings during 2000.

Item 11.   Executive Compensation

                       COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

                                                                          Long-Term
                                   Annual Compensation             Compensation Awards(1)
                             -----------------------------------   ----------------------
                                                                                Securities
                                                      Other        Restricted   Underlying            All
Name and Principal                                   Annual           Stock      Options/            Other
  Position           Year    Salary($) Bonus($) Compensation($)(2) Awards($)(3)    SARs(#)     Compensation($)(4)
  --------           ----    --------- --------  ------------------ ------------ ----------     ------------------

G.F. Tilton           2000   421,225    434,494       3,931          744,928      65,850            25,274
   Chairman of the    1999   406,000    284,021       3,805          497,855     214,485            24,360
     Board/CEO(5)     1998   400,250    189,918      12,709          419,248     186,053            24,015

P.I. Bijur            2000   987,500         --       6,521        4,086,641     361,250            59,250
   Retired Chairman   1999   950,000  1,015,059       4,420        2,169,092     677,553            57,000
      of the Board/   1998   925,000    597,749       5,407        1,853,438     546,797            55,500
        CEO(5)

P.J. Lynch            2000   454,575    489,616       5,330          744,928      65,850            27,275
   Senior Vice        1999   435,000    338,634       5,124          497,855     214,427            26,100
     President/CFO    1998   428,750    182,245       5,573          501,911     174,560            25,725


J.J. O'Connor         2000   473,625    489,616          --          744,928      84,089            28,418
   Senior Vice        1999   450,000    373,855          --          497,855      80,877            27,000
     President       1998    450,000    182,245      49,515          710,324      85,498            63,989


W.M. Wicker           2000   427,450    489,616      41,269          744,928      81,033            25,647
   Senior Vice        1999   412,000    284,021       3,810          497,855      67,171            24,720
     President        1998   409,000    182,245       4,533          419,248      52,026             8,240

(1) Upon closing of the merger with Chevron, restricted stock awards and securities underlying options will be converted, to the extent practicable, into ChevronTexaco common stock equivalents pursuant to the terms of the merger agreement dated October 15, 2000.

(2) This column includes our aggregate incremental cost of providing various perquisites and personal benefits in excess of reporting thresholds including, for Mr. Wicker in 2000, $41,269 for reimbursement of taxes applicable to club initiation fees and dues, and for Mr. O'Connor in 1998, $49,515 for reimbursement of taxes applicable to moving expenses.

(3) Messrs. Tilton, Bijur, Lynch, O'Connor and Wicker had restricted stockholdings of 150,483; 388,793; 119,174; 33,314; and 34,132 shares, respectively, as of December 31, 2000. The shares had a market value of $9,349,509; $24,155,709; $7,404,281; $2,069,799; and $2,120,621
     respectively, at December 31, 2000, based on a value of $62.13 per share. These share numbers and values include the awards since the last proxy statement dated March 14, 2000, which are reported in the "Restricted Stock Awards" column above. Dividends are paid on the restricted stock at the same time and rate as dividends paid to holders of unrestricted stock.

(4) Matching contributions to the qualified and nonqualified Employees Thrift Plan and relocation expenses.

(5) On February 4, 2001, Mr. Tilton became Chairman of the Board and Chief Executive Officer of Texaco Inc., following the retirement of Mr. Bijur.

Individual Grants of Options in 2000

                                           Number
                                             of
                                         Securities
                                         Underlying     % of Total       Exercise or                 Grant Date
                                           Options        Options           Base       Expiration     Present
Name                           Date      Granted(#)       Granted       Price($/Sh.)      Date        Value $*
----                           ----      ----------       -------       ------------   ----------    ----------

G.F. Tilton                   06/23/00     65,850          2.055%         56.56250     06/23/2010      754,641
P.I. Bijur                    06/23/00    361,250         11.275%         56.56250     06/23/2010    4,139,925
P.J. Lynch                    06/23/00     65,850          2.055%         56.56250     06/23/2010      754,641
J.J. O'Connor                 05/16/00**   18,239          0.569%         57.21875     01/02/2008      214,491
                              06/23/00     65,850          2.055%         56.56250     06/23/2010      754,641
W.M. Wicker                   06/23/00     65,850          2.055%         56.56250     06/23/2010      754,641
                              11/29/00**   15,183          0.474%         61.47000     08/04/2007      185,536

* Valuation. All options are granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant. Therefore, if there is no appreciation in that market value, no value will be realizable. In accordance with Securities and Exchange Commission rules, we chose the Black-Scholes option pricing model to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. We made the following assumptions for purposes of calculating the Grant Date Present
    Value: the option term is assumed to be two years, volatility at 33.80%, dividend yield of 3.0% per share and interest rate of 6.4%. The real value of the options in this table depends solely upon the actual performance of the Company's Common Stock during the applicable period.

** Restored Options. All options include a restoration feature, by which participants receive options to replace shares that they are using to either
    (1) pay the Company for shares they are acquiring when they exercise a stock option or (2) satisfy their tax withholding obligations. Since restored options are granted at an exercise price which is equal to the market price of the Company's Common Stock on the day of grant, they are issued at an exercise price which is at a higher price than the exercise price of the original grant. Options vest 50% after one year and become fully exercisable after two years. Restored options are fully exercisable after six months and expire at the date of the original grant. Restoration of options originally granted and reported for Mr. O'Connor on January 2, 1998 and for Mr. Wicker on August 4, 1997.





Aggregated Option Exercises in 2000 and Year-End Option Values

                                       Shares                  Number of   Securities       Value of Unexercised
                                      Acquired                 Underlying   Unexercised     In-the-Money Options
                                         on         Value      Options at  Year-End(#)*      at Year-End($) **
 Name                                Exercise(#)  Realized($) Exercisable  Unexercisable ExercisableUnexercisable
 ----                                -----------  ----------- -----------  ------------- ------------------------
 G.F. Tilton                               --           --     192,194        93,605         8,283      366,620

 P.I. Bijur                                --           --     637,103       482,175        36,619    2,011,259

 P.J. Lynch                                --           --     196,242        93,605         9,916      366,620

 J.J. O'Connor                          1,193       68,262     110,852        93,605       123,519      366,620

 W.M. Wicker                            1,022       62,822      89,369       108,788        16,962      376,641

 * Includes options reported in the chart entitled "Individual Grants of Options in 2000".
**  Based on the 2000 year-end price of $62.13.

                                 RETIREMENT PLAN

Retirement Plan

     Approximately 7,000 employees, including the 18 elected officers, are eligible to participate in the Retirement Plan. The plan is a qualified plan under the Internal Revenue Code and provides benefits funded by Company contributions. In addition, participants have the option of making contributions to the plan and receiving greater retirement benefits. Contributions are paid to a Master Trustee and to insurance companies for investment.

     For purposes of calculating pension benefits for the executive officers named on page 33, the plan recognizes salary only and does not take into account other forms of compensation. For the executive officers, salary and bonus for the last three years are shown in the salary and bonus columns of the Summary Compensation Table. The Internal Revenue Code provides that qualified plans may not consider remuneration exceeding $170,000 per year (as indexed for inflation) for purposes of calculating benefits under the Retirement Plan. The amount of an employee's retirement benefit is the greater of a benefit based upon a final pay formula (applicable in most cases), a career average formula or a minimum retirement benefit. In addition to the qualified Retirement Plan, we sponsor supplemental plans which take into account bonuses paid to a participant and salary in excess of the Internal Revenue Code limitations.

Retirement Plan Table


                                                           YEARS OF BENEFIT SERVICE
                                  -------------------------------------------------------------------
COVERED REMUNERATION*                  15         20         25          30          35          40
----------------------            ---------   --------   ---------   --------   ---------- ----------

           $   100,000            $  22,500   $ 30,000   $  37,500   $ 44,700   $   51,700 $   58,700
               200,000               45,000     60,000      75,000     89,400      103,400    117,400
               400,000               90,000    120,000     150,000    178,800      206,800    234,800
               600,000              135,000    180,000     225,000    268,200      310,200    352,200
               800,000              180,000    240,000     300,000    357,600      413,600    469,600
             1,000,000              225,000    300,000     375,000    447,000      517,000    587,000
             1,200,000              270,000    360,000     450,000    536,400      620,400    704,400
             1,400,000              315,000    420,000     525,000    625,800      723,800    821,800
             1,600,000              360,000    480,000     600,000    715,200      827,200    939,200
             1,800,000              405,000    540,000     675,000    804,600      930,600  1,056,600
             2,000,000              450,000    600,000     750,000    894,000    1,034,000  1,174,000

* "Covered Remuneration" means the highest three-year average salary and highest three-year average bonus, if any, during the last ten years of employment. The company recognizes the following years of benefit service for the following individuals as of December 31, 2000: Mr. Tilton, 31; Mr. Bijur, 34; Mr. Lynch, 40; Mr. O'Connor, 3; and Mr. Wicker, 11. With respect to the plans, annual pension benefits are based on the non-contributory final pay formula (up to 1.5% of final average covered remuneration times benefit service) and assume the participant retires at age 65 and has been a non-contributory member of the plan throughout the period of service. These amounts, however, do not reflect a reduction for Social Security benefits pursuant to the provisions of the Retirement Plan. They do include those additional sums, if any, payable under a Supplemental Retirement Plan to compensate those employees who have earned annual retirement benefits payable under the Retirement Plan but which are limited by the Internal Revenue Code.

                                       38

                       COMPENSATION OF BOARD OF DIRECTORS

     Employee directors receive no compensation for service on the Board or its committees. Non-employee directors receive an annual retainer of $40,000, and $1,500 for each Board and committee meeting they attend, as well as an annual fee of 900 restricted stock-equivalent units which have significant vesting and transferability restrictions. Committee Chairs receive annual retainers of $7,000. We pay one-half of each annual retainer in Common Stock or restricted stock-equivalent units. Directors may elect to receive all or any part of the remaining retainers and fees in Common Stock and to defer payment of fees, in cash, in Common Stock or in restricted stock-equivalent units.

     Directors may participate in a group personal liability and property damage insurance program, which we administer and partially fund.

     As part of our corporate-wide effort to encourage charitable giving, we have established a directors' gift program. Only institutions that are qualified recipients of grants from the Texaco Foundation may receive gifts under the directors' program. Upon the death of a director, we will donate up to a total of one million dollars to one or more qualifying charitable organizations designated by the director. The directors' program is funded entirely by insurance policies on the life of each director. We own the policies, pay the premiums for such insurance ($40,306 paid for all directors in 2000) and are entitled to all tax deductions resulting from any contributions made to the qualifying charitable organizations. Individual directors derive no financial benefit from this program.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The table below sets forth, as of February 1, 2001, information on Texaco stock and units owned by our directors and executive officers. Except as noted below, each person has sole voting and investment power over the shares listed. Directors and executive officers as a group own less than 1% of our outstanding Common Stock.

                                                                 Number of Shares or Units
                                     ------------------------------------------------------------------------
                                                                     Shares Underlying       Stock-Equivalent
                                     Total Stock       Common       Options Exercisable         Restricted
 Beneficial Owners                    Interest          Stock    Within 60 Days of 2/1/01        Units
 -----------------                   -----------       ------    ------------------------    ----------------

 A. Charles Baillie                      6,171         3,000                    --                   3,171
 Peter I. Bijur*                     1,047,744       410,641               637,103                      --
 Mary K. Bush                            5,012           341                    --                   4,671
 Edmund M. Carpenter                    12,256           827                    --                  11,429
 Robert J. Eaton                         2,727         2,000                    --                     727
 Michael C. Hawley                      12,188           400**                  --                  11,788
 Franklyn G. Jenifer                     8,499           200                    --                   8,299
 Patrick J. Lynch                      354,388       158,146               196,242                      --
 Sam Nunn                                7,216           423                    --                   6,793
 John J. O'Connor                      147,647        36,795               110,852                      --
 Charles H. Price, II                   16,149         2,497                    --                  13,652
 Charles R. Shoemate                     7,225         2,500                    --                   4,725
 Robin B. Smith                          9,861           600                    --                   9,261
 William C. Steere, Jr.                 19,205         1,400                    --                  17,805
 Glenn F. Tilton*                      360,554       168,360               192,194                      --
 Thomas A. Vanderslice                  47,925        23,283                    --                  24,642
 William M. Wicker                     125,257        35,888                89,369                      --
 All Directors and Executive
   Officers as a group
   (32 persons)                      3,766,048     1,546,478             2,102,607                 116,963

* On February 4, 2001, Mr. Tilton became Chairman of the Board and Chief Executive Officer of Texaco Inc., following the retirement of Mr. Bijur.
** Mr. Hawley shares voting power over 400 shares of Texaco Common Stock with his spouse.

                                CHANGE IN CONTROL

     Upon the successful consummation of the merger of Texaco and Chevron, Texaco will become a wholly-owned subsidiary of ChevronTexaco Corporation.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     State Street Bank and Trust Company, 225 Franklin Street, Boston, Massachusetts 02110, filed a Schedule 13G with the Securities and Exchange Commission disclosing that, as of December 31, 2000, it had sole voting power over 39,241,349 shares, shared voting power over 254,046 shares, sole dispositive power over 9,786,299 shares and shared dispositive power over 30,627,545 shares as Trustee of our Employee Stock Ownership Plan (ESOP) and a similar plan maintained for our affiliates (as well as various collective investment funds and personal trust accounts). Shares for which it had sole or shared dispositive power represent approximately 7.4% of the Company's outstanding Common Stock. Under the terms of the ESOPs, State Street is required to vote shares it holds for the plan participants in accordance with confidential instructions received from the participants and to vote all shares for which it shall not have received instructions in the same ratio as the shares with respect to which it received instructions.

     Capital Research and Management Company, 333 South Hope Street, Los Angeles, CA 90071, also filed a Schedule 13G, disclosing that as of December 31, 2000, it had sole dispositive power over 39,684,600 shares, or approximately 7.2% of our outstanding Common Stock.

     We have established a grantor trust and contributed to such trust 9,200,000 shares of Common Stock. These shares are held by the Trustee to ensure that we satisfy our obligations under our non-qualified deferred compensation plans and arrangements. The Trustee votes the shares in the trust as the beneficiaries of the trust instruct it. The Trustee votes shares for which no instructions are received in the same ratio as the shares for which instructions have been received.

Item 13.   Certain Relationships and Related Transactions

                    TRANSACTIONS WITH DIRECTORS AND OFFICERS

     Sen. Nunn is a member of the law firm of King & Spalding, which has provided legal services to us for many years.

     Messrs. O'Connor and Wicker each has an employment agreement that is terminable at will. The agreements provide for salaries and benefits in accordance with their respective positions and grades, awards of stock options and performance restricted shares and additional service credits for welfare benefit plan purposes. In addition, Mr. Wicker has an additional eight years of service for supplemental pension credit.

     On May 31, 2000, the company extended an interest free loan of $146,500 to Mr. Bethancourt to fund a portion of his employment relocation expenses. The loan was fully repaid to the company by Mr. Bethancourt on August 30, 2000.

                              SEVERANCE AGREEMENTS

Executive Officer Severance Agreements

     As of March 12, 2001, twenty Texaco executives have severance agreements with Texaco, which expire as of the first day of the month immediately following the executive's 65th birthday. An executive will be entitled to the severance benefits set forth in the severance agreements if, after the date of first contact by a party, or a party's representative, with Texaco which results in a "change of control" (as defined in the severance agreements) involving that party or its affiliate and up to 36 months after a change of control, either the executive's employment is terminated without "just cause" (as defined in the severance agreements) or the executive resigns for "good reason." Under the severance agreements, an executive will be deemed to resign for good reason if he or she resigns within 60 days after:

o  a reduction in the executive's base pay;

o a reduction in the executive's cash bonus in excess of 20% of the prior year's award (unless the reduction is due to Texaco's performance under the objective measurements of Texaco's Incentive Bonus Plan effective immediately before the change of control or under the objective measurements of an incentive compensation program with target bonuses and performance goals comparable to and not materially less favorable to the executive than the targets and goals described in the Incentive Bonus Plan in existence prior to the change of control);

o the assignment of any duties inconsistent with the position in Texaco that the executive held immediately prior to the change of control or a significant adverse alteration in the nature or status of the executive's responsibilities or condition of employment from those in effect immediately prior to such change of control;

o the failure of Texaco to continue in effect any material compensation or benefit plan in which the executive participated immediately prior to the change of control, unless an equitable arrangement (embodied in an ongoing substitute or alternate plan) has been made with respect to such plan, or the failure by Texaco to continue the executive's participation in such material compensation or benefit plan (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the executive's participation relative to other participants, as that which existed at the time of the change of control, unless any such change is independently justified based on peer group practices; or

o the requirement to relocate to a work location which is 50 or more miles from the executive's former work location, without the executive's consent.

     If there is a change of control and the executive is terminated without just cause or resigns for good reason within three years thereafter, a typical executive will be entitled to receive a cash payment, except as otherwise provided below, equal to the following (although benefits may vary slightly on a case by case basis):

o "base pay severance" equal to thirty-six months' base pay, which means the monthly base salary in effect immediately before the change of control or, if greater, the base salary during the year immediately before the executive's termination without just cause or resignation for good reason; plus

o "bonus severance" equal to three times the highest cash bonus earned by the executive in any of the five years preceding the executive's termination date (if the executive has not yet earned a company bonus prior to the change of control, then the executive's target bonus will be used in this regard); plus

o three times the annual value of benefits earned or accrued by the executive as a result of the executive's participation in the following plans immediately preceding the change of control or immediately preceding the executive's resignation, whichever is greater:

   o in lieu of additional service credit under the retirement and supplemental plans, a cash payment equal to 10% of the amount of the total of base pay severance and bonus severance; plus

   o in lieu of additional contributions to the thrift and supplemental plans, a cash payment equal to 6% of the amount of base pay severance; plus

   o if the executive is not eligible for retiree medical coverage under the bullet immediately below, a cash payment equal to three times the annual company contribution to the Texaco comprehensive medical plan (or alternate sponsored medical plan or HMO) for the executive's elected coverage option.

o executives who are age 45 or older with at least ten years of service will receive retiree medical coverage pursuant to the terms and conditions that existed immediately prior to the change of control with the full company portion of the premium paid by the company. In order to qualify, the executive must have been covered under a company-sponsored medical plan immediately prior to the change of control or immediately prior to termination of employment;

o executives who are age 45 or older with at least ten years of service will receive full retiree life insurance coverage pursuant to the terms and conditions that existed immediately prior to the change of control with the full amount of insurance paid by the company. In order to qualify for retiree life insurance, the executive must have participated in contributory life insurance coverage immediately prior to the date of the change of control or immediately prior to termination of employment;

o outplacement services with a nationally recognized outplacement firm, with a cost not to exceed $15,000; plus

o continued participation under the terms and practices of the company's tax assistance plan for the year of termination or resignation and three calendar years immediately following.

     Notwithstanding the above, if the executive is within 36 months of attaining age 65 at the time of termination of employment or resignation, the benefits described in the first three bullets above will be reduced by multiplying such benefit amounts by a fraction the numerator of which is the number of full and partial months from the date the executive terminates employment to the last day of the month he or she turns age 65, and the denominator of which is 36 months.

     Under the severance agreements, Texaco is required, if necessary, to make an additional gross-up payment to any executive to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment, whether made to that executive under the severance agreements or otherwise. In general, Section 4999 imposes an excise tax on the recipient of any excess parachute payment equal to 20% of that payment. A parachute payment is any payment contingent on a change of control that equals or exceeds three times the executive's "base amount", which is defined as average taxable compensation received by the executive from the employer during the five taxable years preceding the year in which the change of control occurs. Excess parachute payments consist of the excess of parachute payments over an individual's base amount. If the individual has been employed for fewer than five taxable years, the individual's entire period of employment will be used to calculate the excess parachute payment. Severance benefits received by the executive under the severance agreements will be made in lieu of and will replace any benefit entitlements under the U.S. Separation Pay Plan.

     The merger, as described on page 1, will constitute a change of control under the severance agreements. If all the conditions to the closing are met and the closing occurs on July 1, 2001, and if all of the Texaco executives who are party to the severance agreements are terminated without just cause or resign for good reason immediately following that date, the amount of the cash severance payments payable to all of the Texaco executive officers who are party to the severance agreements would be approximately $50 million and the gross-up payment payable would not be expected to exceed approximately $40 million.

Employee Severance Benefits

     Texaco maintains severance pay programs in most locations around the world. In general, all regular, full-time Texaco employees on the U.S. payroll are eligible to participate in the U.S. Separation Pay Plan. Under the terms of the U.S. Separation Pay Plan, benefits will be provided to all eligible employees if their employment is terminated or the conditions of their employment are changed adversely within two years following a change of control. The severance pay programs maintained outside the United States are designed to be competitive locally and do not provide special change of control benefits.

     Under the U.S. Separation Pay Plan, an eligible Texaco employee will receive change of control benefits if any of the following occurs within two (2) years after a change of control of Texaco:

o the employee's employment is terminated without "just cause" (as defined in the U.S. Separation Pay Plan);

o  the employee resigns within 60 days after:

   o  a reduction in the employee's base pay; or

   o a reduction in approved overtime (other than an across-the-board cut for operational reasons); or

   o a reduction in the employee's cash bonus or cash stipend bonus in excess of 20% of the employee's prior year award (unless the reduction is due to Texaco's performance under the objective measurements of its incentive bonus plan effective immediately before the change of control or under the objective measurements of an incentive compensation program with target bonuses and performance goals comparable to and not materially less favorable to the employee than the targets and goals described in Texaco's incentive bonus plan in existence prior to the change of control); or

   o a reduction in the employee's position or position grade or any equivalent action; or

   o the benefits under one or more of the benefit plans or perquisites in which the employee may participate at the time of the change of control are reduced or terminated (except as required by law) unless any such change is independently justified based on peer group practices; or

   o being required to relocate to a work location which is 50 or more miles from the employee's former work location, without the employee's consent.

The change of control benefits consist of an amount equal to the following:

o "base pay benefit" - one month's base pay (which means the greater of the monthly rate of pay in effect immediately prior to the change of control or during the highest paid month in the year immediately prior to the employee's termination or resignation) for each completed or partial year of service up to a maximum of 24 months' base pay (minimum of 3 months' base pay if the employee has at least one year of service); plus

o "bonus and overtime benefit" - 1/12th of the employee's highest cash bonus, PCP award, cash stipend bonus, merit stipend or annual overtime pay received in any of the five years immediately preceding the employee's termination and qualifying resignation, multiplied by the same number of months used to calculate the employee's base pay benefit; plus

o  the benefit plans make-up payment equal to the sum of:

   o retirement plan - 10% of the sum of the base pay benefit and the bonus and overtime benefit;

   o  thrift plan - 6% of the base pay benefit; and

   o medical plan - company's monthly contribution to the Texaco comprehensive medical plan (or alternate company-sponsored medical plan or HMO), for the employee's elected coverage option either immediately preceding a change of control or immediately preceding the employee's termination or qualifying resignation, whichever is greater, multiplied by the number of years of service determined in calculating the base pay benefit;

o "retiree medical coverage" - employees who are age 45 with at least 10 years of service will receive retiree medical coverage. Employees with 20 or more years of service will receive 100% of Texaco's contribution. Texaco's contribution will be pro-rated downward 5% per year for years of service less than 20. In order to qualify for retiree coverage, the employee must have been covered under a Texaco-sponsored medical plan immediately prior to the change of control or immediately prior to termination or qualifying resignation. Employees who are not eligible for retiree medical can participate in the Texaco-sponsored medical plan at their own expense for three years following termination (inclusive of COBRA coverage); and

o "retiree life insurance coverage" - employees age 45 or older with at least 10 years of service will be eligible for Texaco-provided retiree life insurance coverage. Employees with 20 or more years of service will receive 100% retiree life insurance coverage. Coverage is reduced 5% per year for each year of service below 20 years. The amount of coverage will be determined based on the employee's level of participation in Texaco's term life insurance plan immediately prior to the date of the change of control or immediately prior to termination or qualifying resignation; and

o "retirement plan"- more favorable early commencement discount factors will apply when an employee starts his or her pension at age 50 or older, even if the employee leaves Texaco before age 50. Social security offset in the final average pay formula will not apply until age 62, if the employee starts pension before age 62.

     Also, employees in Grade 20 or higher qualifying for benefits under the U.S. Separation Pay Plan will be entitled to the following supplemental benefits. In determining years of company service under the first bullets above setting forth certain benefits to be provided to eligible participants in the separation pay plan upon a change of control, such employee will be credited with a minimum of twelve years of deemed service plus (a) for employees in Grade 20, one additional year for each actual completed or partial year of company service; (b) for employees in Grade 21, one and one-half additional years for each actual completed or partial year of company service; or (c) for employees in Grades 22 and above, two additional years for each actual completed or partial year of company service. In no event will the aggregate years of service, actual and deemed, used in determining benefits under the U.S. Separation Pay Plan exceed 24 years of service.

     Under the U.S. Separation Pay Plan, Texaco is required, if necessary, to make an additional gross-up payment to any employee to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment.

     The merger, as described on page 1, will constitute a change of control under the U.S. Separation Pay Plan. If all the conditions to the closing are met and the closing occurs on July 1, 2001, and if all of the eligible Texaco employees are terminated without just cause or resign for the specified reasons immediately following that date, the amount of the cash severance payment payable to all of the U.S. Texaco employees would be approximately $1.2 billion and the gross-up payment payable would not be expected to exceed approximately $25 million.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following information, contained in Texaco Inc.'s 2000 Annual Report to Stockholders, is incorporated herein by reference. Page references are to the paper document version of Texaco Inc.'s 2000 Annual Report to Stockholders, as provided to stockholders:

(a) The following documents are filed as part of this report:

                                                                                              Texaco Inc.
                                                                                                 2000
                                                                                             Annual Report
1. Financial Statements (incorporated by reference from the indicated                       to Stockholders
        pages of Texaco Inc.'s 2000 Annual Report to Stockholders):                          Page Reference
                                                                                            ---------------

          Description of Significant Accounting Policies................................         44-45
          Consolidated Statement of Income for the three years
               ended December 31, 2000 .................................................          46
          Consolidated Balance Sheet at December 31, 2000 and 1999......................          47
          Consolidated Statement of Stockholders' Equity
            for the three years ended December 31, 2000 ................................         48-49
          Consolidated Statement of Comprehensive Income
               for the three years ended December 31, 2000 .............................          50
          Consolidated Statement of Cash Flows for the three years
            ended December 31, 2000 ....................................................          51
          Notes to Consolidated Financial Statements....................................         52-69
          Report of Independent Public Accountants......................................          70

2.   Financial Statement Schedules

     We have included on page 50 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

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

     Financial Statement Schedules I, III, IV and V are omitted as permitted under Rule 4.03 and Rule 5.04 of Regulation S-X.

3.   Exhibits


      --        (2.1) Agreement and Plan of Merger dated as of October 15,
                      2000 among Chevron Corporation, Texaco Inc. and Keepep
                      Inc. (Schedules and Exhibits omitted), filed as Exhibit
                      2.1 to Texaco Inc.'s Current Report on Form 8-K, dated
                      October 16, 2000, incorporated herein by reference, SEC
                      File No. 1-27.
      --        (2.2) Stock Option Agreement dated as of October 15, 2000
                      between Chevron Corporation and Texaco Inc., filed as
                      Exhibit 2.2 to Texaco Inc.'s Current Report on Form 8-K,
                      dated October 16, 2000, incorporated herein by reference,
                      SEC File No. 1-27.
      --        (2.3) Stock Option Agreement dated as of October 15, 2000
                      between Chevron Corporation and Texaco Inc., filed as
                      Exhibit 2.3 to Texaco Inc.'s Current Report on Form 8-K,
                      dated October 16, 2000, incorporated herein by reference,
                      SEC File No. 1-27.

      --        (3.1) Copy of Restated Certificate of Incorporation of
                      Texaco Inc., as amended to and including August 4, 1999,
                      including Certificate of Designations, Preferences and
                      Rights of Series D Junior Participating Preferred Stock
                      and Series G, H, I and J Market Auction Preferred Shares,
                      filed as Exhibit 3.1 to Texaco Inc.'s Quarterly Report on
                      Form 10-Q for the quarterly period ended June 30, 1999,
                      dated August 12, 1999, incorporated herein by reference,
                      SEC File No. 1-27.
      --        (3.2) Copy of By-Laws of Texaco Inc., as amended to and
                      including October 15, 2000, filed as Exhibit 3.2 to Texaco
                      Inc.'s Quarterly Report on Form 10-Q for the quarterly
                      period ended September 30, 2000, dated November 9, 2000,
                      incorporated herein by reference, SEC File No. 1-27.
      --     (4.1(a)) Form of Amended Rights Agreement, dated as of March 16,
                      1989, as amended as of April 28, 1998, between Texaco Inc.
                      and ChaseMellon Shareholder Services, L.L.C., as Rights
                      Agent, filed as Exhibit I, pages 40 through 78, of Texaco
                      Inc.'s proxy statement dated March 17, 1998, incorporated
                      herein by reference, SEC File No. 1-27.
      --     (4.1(b)) Form of Amendment No. 1, dated as of October 15, 2000 to the Amended Rights Agreement, dated as of March 16, 1989,
                      as amended as of April 28, 1998, between Texaco Inc. and
                      ChaseMellon Shareholder Services, L.L.C., as Rights Agent,
                      filed as Exhibit 2 of Texaco Inc.'s Amendment No. 1 to
                      Form 8-A, dated October 25, 2000, incorporated herein by
                      reference, SEC File No. 1-27.
      --        (4.2) Instruments defining the rights of holders of long-term debt of Texaco Inc. and its subsidiary companies are not
                      being filed, since the total amount of securities
                      authorized under each of such instruments does not exceed
                      10 percent of the total assets of Texaco Inc. and its
                      subsidiary companies on a consolidated basis. Texaco Inc.
                      agrees to furnish a copy of any instrument to the
                      Securities and Exchange Commission upon request.
      -- (10(iii)(a)) Form of severance agreement between Texaco Inc. and elected officers of Texaco Inc., filed as Exhibit
                      10(iii)(a) to Texaco Inc.'s Annual Report on Form 10-K for
                      the year ended December 31, 1998, dated March 25, 1999,
                      incorporated herein by reference, SEC File No. 1-27.
      -- (10(iii)(b)) Employment agreement dated December 30, 1997, between
                      Texaco Inc. and Mr. John J. O'Connor, Senior Vice
                      President of Texaco Inc., filed as Exhibit 10(iii)(b) to
                      Texaco Inc.'s Annual Report on Form 10-K for the year
                      ended December 31, 1998, dated March 25, 1999,
                      incorporated herein by reference, SEC File No. 1-27.
      -- (10(iii)(c)) Employment agreements dated July 18, 1997, between Texaco
                      Inc. and Mr. William M. Wicker, Senior Vice President of
                      Texaco Inc., filed as Exhibit 10(iii)(c) to Texaco Inc.'s
                      Annual Report on Form 10-K for the year ended December 31,
                      1998, dated March 25, 1999, incorporated herein by
                      reference, SEC File No. 1-27.
      -- (10(iii)(d)) Texaco Inc.'s 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A, pages 39 through 44
                      of Texaco Inc.'s proxy statement dated March 27, 1997,
                      SEC File No. 1-27.
      -- (10(iii)(e)) Texaco Inc.'s 1997 Incentive Bonus Plan, incorporated herein by reference to Appendix A, pages 45 and 46 of
                      Texaco Inc.'s proxy statement dated March 27, 1997,
                      SEC File No. 1-27.
      -- (10(iii)(f)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages A-1 through A-8 of Texaco Inc.'s
                      proxy statement dated April 5, 1993, SEC File No. 1-27.

      -- (10(iii)(g)) Texaco Inc.'s Stock Incentive Plan, incorporated herein by reference to pages IV-1 through IV-5 of Texaco Inc.'s
                      proxy statement dated April 10, 1989 and to Exhibit A of
                      Texaco Inc.'s proxy statement dated March 29, 1991,
                      SEC File No. 1-27.
      -- (10(iii)(h)) Description of Texaco Inc.'s Supplemental Pension Benefits
                      Plan, incorporated herein by reference to pages 8 and 9 of
                      Texaco Inc.'s proxy statement dated March 17, 1981,
                      SEC File No. 1-27.
      -- (10(iii)(i)) Description of Texaco Inc.'s Revised Supplemental Pension
                      Benefits Plan, incorporated herein by reference to pages
                      24 through 27 of Texaco Inc.'s proxy statement dated March
                      9, 1978, SEC File No. 1-27.
      -- (10(iii)(j)) Description of Texaco Inc.'s Revised Incentive
                      Compensation Plan, incorporated herein by reference to
                      pages 10 and 11 of Texaco Inc.'s proxy statement dated
                      March 13, 1969, SEC File No. 1-27.
      --       (12.1) Computation of Ratio of Earnings to Fixed Charges
                      of Texaco on a Total Enterprise Basis.
      --       (12.2) Definitions of Selected Financial Ratios.
      --         (13) Copy of those portions of Texaco Inc.'s 2000 Annual
                      Report to Stockholders that are incorporated herein by
                      reference into this Annual Report on Form 10-K.
      --         (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which
                      each subsidiary was organized.
      --       (23.1) Consent of Arthur Andersen LLP.
      --       (23.2) Consent of KPMG (regarding its report on the combined financial statements of the Caltex Group of Companies).
      --       (23.3) Consent of Arthur Andersen LLP and PricewaterhouseCoopers
                      LLP (regarding their report on the consolidated financial
                      statements of Equilon Enterprises LLC).
      --       (23.4) Consent of Arthur Andersen LLP, PricewaterhouseCoopers LLP
                      and Deloitte & Touche LLP (regarding their report on the
                      financial statements of Motiva Enterprises LLC).
      --       (24.1) Power of Attorney. Powers of Attorney for certain
                      directors and officers of Texaco Inc. authorizing, among
                      other things, the signing of Texaco Inc.'s Annual Report
                      on Form 10-K on their behalf, filed as Exhibit 24 to
                      Texaco Inc.'s Annual Report on Form 10-K for the year
                      ended December 31, 1999, dated March 24, 2000,
                      incorporated herein by reference, SEC File No. 1-17.
      --       (24.2) Power of Attorney. Power of Attorney for Glenn F. Tilton,
                      Chairman of the Board and Chief Executive Officer of
                      Texaco Inc., authorizing, among other things, the signing
                      of Texaco Inc.'s Annual Report on Form 10-K on his behalf.
      --       (24.3) Power of Attorney. Power of Attorney for Robert J. Eaton,
                      a director of Texaco Inc., authorizing, among other
                      things, the signing of Texaco Inc.'s Annual Report on
                      Form 10-K on his behalf.

(b)   Reports on Form 8-K

      During the fourth quarter of 2000, Texaco Inc. filed Current Reports on Form 8-K relating to the following events:

              1.  October 16, 2000
                      Item 5. Other Events -- reported that Texaco and Chevron Corporation announced a merger that will create a new company, ChevronTexaco Corporation.
              2.  October 24, 2000
                      Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the third quarter and first nine months of 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders, Texaco Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Texaco Inc. and subsidiary companies' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 22, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

New York, N.Y.
February 22, 2001

                                                                                                     Schedule II

                                       Texaco Inc. and Subsidiary Companies
                                  Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended December 31, 2000, 1999 and 1998
                                             (In Millions of Dollars)


                                                  Balance at      Additions-Charged                    Balance at
                                                   Beginning        to Costs and                           End
Description                                         of Year           Expenses          Deductions       of Year
-----------                                       ----------      -----------------     ----------     ----------


Year ended December 31, 2000
   Allowance for doubtful accounts                 $ 27              $ 26                  $ 26          $ 27
                                                   ====              ====                  ====          ====

   Maintenance and Repairs -
      Major Facilities                             $ 26              $ 42                  $ 45          $ 23
                                                   ====              ====                  ====          ====

   2000 Employee Termination Benefits              $ --              $ 17                  $ 16*         $  1
                                                   ====              ====                  ====          ====

   1998 Employee Termination Benefits              $ 27              $ --                  $ 27          $ --
                                                   ====              ====                  ====          ====

   1996 Employee Termination Benefits              $  8              $ --                  $  8          $ --
                                                   ====              ====                  ====          ====


Year ended December 31, 1999
   Allowance for doubtful accounts                 $ 28              $ 16                  $ 17          $ 27
                                                   ====              ====                  ====          ====

   Inventory valuation allowance                   $ 99              $ --                  $ 99          $ --
                                                   ====              ====                  ====          ====

   Maintenance and Repairs -
      Major Facilities                             $ 40              $ 45                  $ 59          $ 26
                                                   ====              ====                  ====          ====

   1998 Employee Termination Benefits              $100              $ 48                  $121**        $ 27
                                                   ====              ====                  ====          ====

   1996 Employee Termination Benefits              $ 12              $ --                  $  4          $  8
                                                   ====              ====                  ====          ====


Year ended December 31, 1998
   Allowance for doubtful accounts                 $ 22              $ 26                  $ 20          $ 28
                                                   ====              ====                  ====          ====

   Inventory valuation allowance                   $ --              $ 99                  $ --          $ 99
                                                   ====              ====                  ====          ====

   Maintenance and Repairs -
      Major Facilities                             $120              $ 36                  $116          $ 40
                                                   ====              ====                  ====          ====

   1998 Employee Termination Benefits              $ --              $115                  $ 15          $100
                                                   ====              ====                  ====          ====

   1996 Employee Termination Benefits              $ 20              $ --                  $  8          $ 12
                                                   ====              ====                  ====          ====


* Includes cash payments of $8 million and transfers to long-term obligations of $8 million.
** Includes cash payments of $109 million and transfers to long-term obligations of $12 million.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 26th day of March, 2001.


                                                      Texaco Inc.
                                                     (Registrant)
                                                    Michael H. Rudy
                                    By  ........................................
                                                   (Michael H. Rudy)
                                                       Secretary
Attest:
                 Calli P. Checki
By   .......................................
                (Calli P. Checki)
               Assistant Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Glenn F. Tilton ...........Chairman of the Board and Chief Executive Officer
                                       (Principal Executive Officer)
   Patrick J. Lynch ...........Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)
   George J. Batavick .........Comptroller
                                       (Principal Accounting Officer)

Directors:

         A. Charles Baillie                      Charles H. Price II
         Mary K. Bush                            Charles R. Shoemate
         Edmund M. Carpenter                     Robin B. Smith
         Robert J. Eaton                         William C. Steere, Jr.
         Michael C. Hawley                       Glenn F. Tilton
         Franklyn G. Jenifer                     Thomas A. Vanderslice
         Sam Nunn




                 Michael H. Rudy
By   .......................................
                (Michael H. Rudy)
      Attorney-in-fact for the above-named
             officers and directors


                                                                  March 26, 2001

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS


                                December 31, 2000

                            CALTEX GROUP OF COMPANIES
                          COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000





                                      INDEX


                                                                            Page
                                                                           ----

General Information                                                         1-2

Independent Auditors' Report                                                  3

Combined Statement of Income                                                  4

Combined Statement of Comprehensive Income                                    4

Combined Balance Sheet                                                        5

Combined Statement of Stockholders' Equity                                    6

Combined Statement of Cash Flows                                              7

Notes to Combined Financial Statements                                     8-18







Note: Financial statement schedules are omitted as permitted by Rule 4.03 and Rule 5.04 of Regulation S-X.

                            CALTEX GROUP OF COMPANIES
                               GENERAL INFORMATION


The Caltex Group of Companies (Group) is jointly owned 50% each by Chevron Corporation and Texaco Inc. (collectively, the Stockholders) and was created in 1936 by its two owners to explore for, produce, transport, refine and market crude oil and petroleum products. The Group is comprised of the following companies:

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


Caltex Corporation (Caltex)
---------------------------

Through its subsidiaries and affiliates, Caltex operates in approximately 57 countries, principally in Africa, Asia, the Middle East, New Zealand and Australia. These geographic areas comprise a broad diversity of mature, developing, and emerging markets. At the end of 2000, it had total assets of $7.7 billion, sales of 1.4 million barrels of crude oil and petroleum products per day, and total revenues of $18.4 billion for the year. Caltex is involved in all aspects of the downstream business: marketing, refining, distribution, transportation, storage, supply and trading operations; the corporation is also active in the petrochemical business through its affiliate in Korea. At year-end 2000, Caltex had more than 7,200 employees.

The majority of refining and certain marketing operations are conducted through joint ventures. Caltex has equity interests in 10 refineries with equity refining capacity of approximately 846,000 barrels per day. Additionally, it has interests in two lubricant refineries, 17 lubricant blending plants, and a network of ocean terminals and depots. Caltex also has an interest in a fleet of vessels, and owns or has equity interests in numerous pipelines. Caltex conducts international crude oil and petroleum product logistics and trading operations from a subsidiary in Singapore.


P. T. Caltex Pacific Indonesia (CPI)
------------------------------------

CPI holds a Production Sharing Contract (PSC) in Central Sumatra through the year 2021. CPI also acts as operator in Sumatra for eight other petroleum contract areas, with 33 fields, which are jointly held by Chevron and Texaco. At the end of 2000, CPI had total assets of $2.5 billion, which generated total revenues of $2.0 billion for the year. Exploration is pursued over an area comprising 18.3 million acres with production established in the giant Minas and Duri fields, along with smaller fields. Gross production from fields operated by CPI for 2000 was over 707,000 barrels of crude oil per day. CPI entitlements are sold to its Stockholders, who use them in their systems or sell them to third parties. At year-end 2000, CPI had approximately 5,800 employees, all located in Indonesia.


American Overseas Petroleum Limited (AOPL)
------------------------------------------

AOPL and its subsidiary, Amoseas Indonesia, Inc, provide services for CPI and manage certain geothermal steam operations and geothermal power generation projects in Indonesia in which Chevron and Texaco have interests. At year-end 2000, AOPL had approximately 186 employees, of which 9% were located in the United States.

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

Debt and debt-related derivatives - The Group is exposed to interest rate risk on its short-term and long-term debt with variable interest rates (approximately $1.9 billion and $2.2 billion, before the effects of related net interest rate swaps of $0.3 billion and $0.4 billion, at December 31, 2000 and 1999, respectively). The Group seeks to balance the benefit of lower cost variable rate debt, having inherent increased risk, with more expensive, but lower risk fixed rate debt. This is accomplished through adjusting the mix of fixed and variable rate debt, as well as the use of derivative financial instruments, principally interest rate swaps.

Based on the overall interest rate exposure on variable rate debt and interest rate swaps at December 31, 2000 and 1999, a hypothetical change in the interest rates of 2% would change net income by approximately $23 million and $25 million in 2000 and 1999, respectively.

Crude oil and petroleum product derivatives - The Group uses established petroleum futures exchanges, as well as "over-the-counter" instruments, including futures, options, swaps, and other derivative products to hedge a portion of the market risks associated with its crude oil and petroleum product purchases and sales. The Group also enters into derivative contracts as part of its crude oil and petroleum product trading activities.

The Group had net open petroleum derivative purchase contracts of approximately $146 million and $127 million at December 31, 2000 and 1999, respectively. As a sensitivity for these contracts, a hypothetical 10% change in crude oil and petroleum product prices would change net income by approximately $10 million and $9 million in 2000 and 1999, respectively.

Currency-related derivatives - The Group is exposed to foreign currency exchange risk in the countries in which it operates. To hedge against adverse changes in foreign currency exchange rates against the U.S. dollar, the Group sometimes enters into forward exchange and options contracts. Depending on the exposure being hedged, the Group either purchases or sells selected foreign currencies. The Group had net foreign currency purchase contracts of approximately $191 million and $279 million at December 31, 2000 and 1999, respectively, to hedge certain specific transactions or net exposures including foreign currency denominated debt. A hypothetical 10% change in exchange rates against the U.S. dollar would not result in a net material change in the Group's operating results or cash flows from the derivatives and their related underlying hedged positions in 2000 or 1999.

New Accounting Standard
-----------------------

Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, will be adopted by the Group beginning January 1, 2001. SFAS No. 133/138 require companies to record derivatives on the balance sheet as assets or liabilities and measure those derivatives at fair value. Changes in the fair values of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of exposure being hedged.

Based on its current level of activity with derivative instruments, the Group does not expect the adoption of SFAS No. 133/138 to have significant impact on results of operations, other comprehensive income or financial position.

                          Independent Auditors' Report
                          ----------------------------



To the Stockholders
The Caltex Group of Companies:

We have audited the accompanying combined balance sheets of the Caltex Group of Companies as of December 31, 2000 and 1999, and the related combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, all expressed in United States of America dollars. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Caltex Group of Companies as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the combined financial statements, the Group changed its method of accounting for start-up costs in 1998 to comply with the provisions of the AICPA's Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities".




                                      KPMG

Singapore
February 8, 2001

                            CALTEX GROUP OF COMPANIES
                          COMBINED STATEMENT OF INCOME

                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                            2000          1999             1998
                                                                            ----          ----             ----
Revenues:
    Sales and other operating revenues(1)                              $  20,239       $  14,942        $  11,522
    Gain on sale of investment in affiliate                                    -              18                -
    Income in equity affiliates                                               71             252              108
    Dividends, interest and other income                                      62              62               97
                                                                       ---------       ---------        ---------
            Total revenues                                                20,372          15,274           11,727
Costs and deductions:
    Cost of sales and operating expenses(2)                               17,991          13,134            9,763
    Selling, general and administrative expenses                             515             582              676
    Depreciation, depletion and amortization                                 494             459              431
    Maintenance and repairs                                                  129             154              147
    Foreign exchange - net                                                   (37)             11               16
    Interest expense                                                         192             152              172
    Minority interest                                                          -               2                3
                                                                       ---------       ---------        ---------
            Total costs and deductions                                    19,284          14,494           11,208
                                                                       ---------       ---------        ---------
Income before income taxes                                                 1,088             780              519
Provision for income taxes                                                   569             390              326
                                                                       ---------       ---------        ---------
Income before cumulative effect of accounting change                         519             390              193
Cumulative effect of accounting change (no tax benefit)                        -               -              (50)
                                                                       ---------       ---------        ----------
Net income                                                             $     519       $     390        $     143
                                                                       =========       =========        ==========

   (1) Includes sales to:
       Stockholders                                                       $2,924          $2,275           $1,555
       Affiliates                                                          5,454           3,970            2,121
   (2) Includes purchases from:
       Stockholders                                                       $2,970          $1,491           $1,455
       Affiliates                                                          1,888           1,121            1,353



                            CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF COMPREHENSIVE INCOME

                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                            2000          1999             1998
                                                                            ----          ----             ----

Net income                                                             $     519       $     390        $     143
Other comprehensive income:
    Currency translation adjustments:
       Change during the year                                                (14)             (5)             (10)
       Reclassification to net income for sale of investment in affiliate      -             (63)               -
    Unrealized gains/(losses) on investments:
       Change during the year                                                  3              32                8
       Reclassification of gains included in net income                       (1)            (64)               -
       Related income tax benefit (expense)                                    -              11               (1)
                                                                       ---------       ---------        ---------
            Total other comprehensive loss                                   (12)            (89)              (3)
                                                                       ---------       ---------        ---------

Comprehensive income                                                   $     507       $     301        $     140
                                                                       =========       =========        =========

            See accompanying notes to combined financial statements.

                            CALTEX GROUP OF COMPANIES
                             COMBINED BALANCE SHEET

                                                                                         As of December 31,
                                                                                    ---------------------------
                                                                                     (Millions of U.S. dollars)
ASSETS                                                                                 2000              1999
                                                                                       ----              ----
Current assets:
    Cash and cash equivalents, including time deposits of
       $13 in 2000 and $12 in 1999                                                  $     219          $   225
    Marketable securities                                                                  11              117
    Accounts and notes receivable, less allowance for doubtful accounts of  $58 in 2000 and $43 in 1999:
       Trade                                                                            1,047            1,048
       Affiliates                                                                         432              541
       Other                                                                              224              132
                                                                                    ---------          -------
                                                                                        1,703            1,721
    Inventories                                                                           557              623
    Deferred income taxes                                                                  54               19
                                                                                    ---------          -------
           Total current assets                                                         2,544            2,705
Equity in affiliates                                                                    2,192            2,127
Miscellaneous investments and long-term receivables,
      less allowance of $23 in 2000 and $24 in 1999                                       106               96
Property, plant, and equipment, at cost:
    Producing                                                                           5,085            4,732
    Refining                                                                            1,352            1,350
    Marketing                                                                           3,241            3,194
    Other                                                                                  15               14
                                                                                    ---------          -------
                                                                                        9,693            9,290
    Accumulated depreciation, depletion and amortization                               (4,552)          (4,120)
                                                                                    ---------          -------
           Net property, plant and equipment                                            5,141            5,170
Deferred income taxes                                                                      13               28
Prepaid and deferred charges                                                              226              211
                                                                                    ---------          -------
Total assets                                                                        $  10,222          $10,337
                                                                                    =========          =======

LIABILITIES
Current liabilities:
    Short-term debt                                                                 $   1,639          $ 1,588
    Accounts payable:
       Trade and other                                                                  1,297            1,440
       Stockholders                                                                       134               44
       Affiliates                                                                          55               61
                                                                                    ---------          -------
                                                                                        1,486            1,545
    Accrued liabilities                                                                   193              163
    Estimated income taxes                                                                 67               99
                                                                                    ---------          -------
           Total current liabilities                                                    3,385            3,395
Long-term debt                                                                            853            1,054
Employee benefit plans                                                                     87               85
Deferred credits and other non-current liabilities                                      1,344            1,271
Deferred income taxes                                                                     232              234
Minority interest in subsidiary companies                                                  27               23
                                                                                    ---------          -------
Total                                                                                   5,928            6,062
STOCKHOLDERS' EQUITY
Common stock                                                                              355              355
Capital in excess of par value                                                              2                2
Retained Earnings                                                                       4,148            4,117
Accumulated other comprehensive loss                                                     (211)            (199)
                                                                                    ---------          -------
           Total stockholders' equity                                                   4,294            4,275
                                                                                    ---------          -------
Total liabilities and stockholders' equity                                          $  10,222          $10,337
                                                                                    =========          =======

            See accompanying notes to combined financial statements.

                                        5

                            CALTEX GROUP OF COMPANIES
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                          2000           1999             1998
                                                                          ----           ----             ----


Common stock                                                           $     355       $     355        $     355
                                                                       =========       =========        =========

Capital in excess of par value                                         $       2       $       2        $      2
                                                                       =========       =========        ========

Retained earnings:
    Balance at beginning of year                                       $   4,117       $   4,151        $   4,342
       Net income                                                            519             390              143
       Cash dividends                                                       (488)           (424)            (334)
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $   4,148       $   4,117        $  4,151
                                                                       =========       =========        ========


Accumulated other comprehensive loss:

Cumulative translation adjustments:
    Balance at beginning of year                                       $    (198)      $    (130)       $    (120)
       Change during the year                                                (14)             (5)             (10)
       Reclassification to net income for sale of investment
            in affiliate                                                       -             (63)               -
                                                                       --------        ---------        ---------
    Balance at end of year                                             $    (212)      $    (198)       $    (130)
                                                                       =========       =========        =========

Unrealized holding gain/(loss) on investments, net of tax:
    Balance at beginning of year                                       $      (1)      $      20        $      13
       Change during the year                                                  3              19                7
       Reclassification of gains included in net income                       (1)            (40)               -
                                                                       ---------       ---------        ---------
    Balance at end of year                                             $       1       $      (1)       $      20
                                                                       =========       =========        =========

Accumulated other comprehensive loss - end of year                     $    (211)      $    (199)       $    (110)
                                                                       =========       =========        =========



Total stockholders' equity - end of year                               $   4,294       $   4,275        $   4,398
                                                                       =========       =========        =========

            See accompanying notes to combined financial statements.

                                        6

                                              CALTEX GROUP OF COMPANIES
                                         COMBINED STATEMENT OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                       ------------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                            2000          1999             1998
                                                                            ----          ----             ----
Operating activities:
   Net income                                                             $   519         $   390          $   143
   Reconciliation to net cash provided by operating activities:
      Depreciation, depletion and amortization                                494             459              431
      Dividends more (less) than income in equity affiliates                   12            (181)              (8)
      Net losses on asset disposals/write-downs                                 6              34               50
      Deferred income taxes                                                   (13)            (58)              92
      Prepaid charges and deferred credits                                     58             154               59
      Changes in operating working capital:
           Accounts and notes receivable                                      (51)           (653)             404
           Inventories                                                         66             (12)             (28)
           Accounts payable                                                   (10)            484             (105)
           Accrued liabilities                                                 40             (23)              41
           Estimated income taxes                                             (27)             14                4
      Gain on sale of investment in affiliate                                   -             (18)               -
      Other                                                                    (6)            (25)              35
                                                                          -------         -------          -------
            Net cash provided by operating activities                       1,088             565            1,118
Investing activities:
   Capital expenditures                                                      (509)           (580)            (761)
   Investments in and advances to affiliates                                  (87)             (1)            (211)
   Purchase of investment instruments                                        (108)            (11)            (114)
   Sale of investment instruments                                             214               -               90
   Proceeds from sale of investments in affiliates                              -             249                -
   Proceeds from asset sales                                                   21              16                9
                                                                          -------         -------          -------
            Net cash used for investing activities                           (469)           (327)            (987)

Financing activities:
   Debt with terms in excess of three months:
      Borrowings                                                              996             959              849
      Repayments                                                             (727)           (824)            (701)
   Net (decrease) increase in other debt                                     (351)            118              (22)
   Funding provided by minority interest                                        -               -               17
   Dividends paid                                                            (488)           (424)            (334)
                                                                          -------         -------          -------
            Net cash used for financing activities                           (570)           (171)            (191)

Effect of exchange rate changes on cash and cash equivalents                  (55)            (20)             (44)
                                                                          -------         -------          -------

Cash and cash equivalents:
   Net change during the year                                                  (6)             47             (104)
   Beginning of year balance                                                  225             178              282
                                                                          -------         -------          -------
   End of year balance                                                    $   219         $   225          $   178
                                                                          =======         =======          =======

Net cash provided by operating  activities  includes the following cash payments for interest and income taxes:
Interest paid (net of capitalized interest)                               $   189         $   142          $   182
Income taxes paid                                                             601             404             237

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

Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Property, plant and equipment Exploration and production activities are accounted for under the successful efforts method. All costs for development wells, related plant and equipment, and proved mineral interests in oil and gas properties are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs are also capitalized for wells that find commercially producible reserves that cannot be classified as proved, pending one or more of the following: (1) decisions on additional major capital expenditures, (2) the results of additional exploratory wells that are under way or firmly planned, and (3) securing final regulatory approvals for development. Otherwise, well costs are expensed if a determination cannot be made within one year following completion of drilling as to whether proved reserves were found. All other exploratory wells and costs are expensed.

Long-lived assets, including proved developed oil and gas properties, are assessed for possible impairment by comparing their carrying values to the undiscounted-future-net-before-tax cash flows. Impaired assets are written down to their fair values, generally their discounted cash flows. Impaired assets held for sale are recorded at their fair value less cost to sell. For proved oil and gas properties, the reviews are performed on a concession basis. Impairment amounts are recorded as incremental depreciation expense in the period in which the event occurs.

Depreciation, depletion and amortization expenses for capitalized costs relating to producing properties, including intangible development costs, are determined using the unit-of-production method by individual fields as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual fields as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. All other assets are depreciated by class on a straight-line basis using rates based upon the estimated useful life of each class.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

The Group also enters into energy contracts as a part of its crude oil and petroleum product trading activities. Trading contracts are recorded at market value and related gains and losses are recorded on a net basis in cost of sales and operating expenses as the market values change. The net gains and losses from trading contracts were not material to the Group's results of operations for 2000, 1999 and 1998.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Revenue recognition In general, revenue is recognized for crude oil, natural gas and refined product sales when title passes as specified in the sales contract.

Reclassifications Certain reclassifications have been made to the prior year amounts to conform to the 2000 presentation.

NOTE 2 - ACCOUNTING CHANGE

An affiliate of the Group capitalized certain start-up costs, primarily organizational and training, over the period 1992-1996 related to a grassroots refinery construction project in Thailand. These costs were considered part of the effort required to prepare the refinery for operations. With the issuance of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," these costs would be accounted for as period expenses. The Group elected early adoption of this pronouncement effective January 1, 1998 and accordingly, recorded a cumulative effect charge to income as of January 1, 1998 of $50 million representing the Group's share of the applicable start-up costs. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for 1998.

NOTE 3 - RESTRUCTURING/REORGANIZATION

Caltex recorded a charge to selling, general and administrative expenses of $37 million and $86 million in 1999 and 1998, respectively, for various restructuring and reorganization activities undertaken to realign its downstream operations along functional lines and reduce redundant operating activities. The charges included severance and other termination benefits of $23 million and $60 million for approximately 200 employees and 500 employees in 1999 and 1998, respectively. All affected employees had left Caltex by December 2000. The following table summarizes the restructuring/reorganization costs for 2000, 1999 and 1998 (millions of U.S. dollars):

                                     2000                          1999                        1998
                         -----------------------------   --------------------------   ----------------------------
                         Balance                         Balance                      Balance
                           at      Payments/               at     Payments/              at     Payments/
                         Dec. 31  Write-offs   Expense   Dec. 31 Write-offs  Expense   Dec. 31 Write-offs  Expense
                         -------  ----------   -------  -------- ----------  -------  -------- ----------  -------
Severance and other
    termination benefits  $   -      $  (8)     $ (2)    $  10     $ (57)     $  23    $  44     $ (16)    $  60
Other reorganization
    costs                     9         (5)        2        12       (11)        14        9       (17)       26
                          -----      -----      ----     -----     -----      -----    -----     -----     -----
                          $   9      $ (13)     $  -     $  22     $ (68)     $  37    $  53     $ (33)    $  86
                          =====      =====      ====     =====     =====      =====    =====     =====     =====

The $9 million liability as of December 31, 2000 primarily relates to future lease commitments on vacated office space over the remaining lease term ending in 2002. Adjustments made in 2000 and 1999 to recorded liabilities were insignificant.

In addition to the above, 1999 net income included a $27 million after tax charge for restructuring activities of affiliates.

NOTE 4 - ASSETS HELD FOR DISPOSAL

The Group continually reviews its asset portfolio and periodically sells or otherwise disposes of various assets that no longer fit into the Group's strategic direction. The Group recorded a charge to earnings of approximately $4 million in 2000 and $30 million in both 1999 and 1998 related to various marketing assets (primarily service station land and buildings) which have been removed from operation and are awaiting disposal or sale as buyers are located. Carrying value of these assets, which is based on appraisals or estimated selling prices, as of December 31, 2000 is approximately $25 million. The effect of suspending depreciation on assets held for sale in 2000, 1999 and 1998 was not material.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 5 - OPERATING LEASES

The Group has operating leases involving various marketing assets for which net rental expense was $92 million, $112 million, and $103 million in 2000, 1999, and 1998, respectively.

Future net minimum rental commitments under operating leases having non-cancelable terms in excess of one year are as follows (in millions of U.S. dollars): 2001 - $42; 2002 - $16; 2003 - $7; 2004 - $6; 2005 - $6; and 2006 and
thereafter - $23.

NOTE 6 - TAXES

           Taxes charged to income  consist of the  following:
                                                                                  Year ended December 31,
                                                                        ---------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                            2000          1999             1998
                                                                            ----          ----             ----
      Taxes other than income taxes:

         Duties, import and excise taxes                                $  1,389        $  1,077         $ 1,218
         Other                                                                16              16              17
                                                                        --------        --------         -------
                Total taxes other than income taxes                     $  1,405        $  1,093         $ 1,235
                                                                        ========        ========         =======

      Income taxes:

         U.S. taxes :
             Current                                                    $      3        $     72         $     6
             Deferred                                                          -               -              23
                                                                        --------        --------         -------
                Total U.S.                                                     3              72              29
                                                                        --------        --------         -------

         International taxes:
             Current                                                         579             376             228
             Deferred                                                        (13)            (58)             69
                                                                        --------        --------         -------
                Total International                                          566             318             297
                                                                        --------        --------         -------
      Total provision for income taxes                                  $    569        $    390         $   326
                                                                        ========        ========         =======

Income taxes have been computed on an individual company basis at rates in effect in the various countries of operation. The effective tax rate differs from the "expected" tax rate (U.S. Federal corporate tax rate) as follows:

                                                                                  Year ended December 31,
                                                                          ------------------------------------
                                                                          2000            1999            1998
                                                                          ----            ----            ----
      Computed "expected" tax rate                                        35.0%            35.0%          35.0%
      Effect of recording equity in net income
         of affiliates on an after tax basis                              (2.4)           (11.3)          (7.3)
      Effect of dividends received from
         subsidiaries and affiliates                                       0.6              0.4           (0.3)
      Income subject to foreign taxes at other
         than U.S. statutory tax rate                                     16.1             18.4           26.0
      Effect of sale of investment in an affiliate                           -              6.6              -
      Deferred income tax valuation allowance                              4.2              2.4            8.7
      Other                                                               (1.2)            (1.5)           0.7
                                                                          ----             ----           ----
      Effective tax rate                                                  52.3%            50.0%          62.8%
                                                                          ====             ====           ====


For 2000, the increase in effective tax rate is primarily due to the larger proportion of earnings from higher tax rate foreign jurisdictions. For 1999, the increase in the effective tax rate resulting from the sale of investment in an affiliate is net of the effect of previously unrecorded foreign tax credit carry-forwards of $29 million.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 6 - TAXES - (continued)

Deferred income taxes are provided in each tax jurisdiction for temporary differences between the financial reporting and the tax basis of assets and liabilities. Temporary differences and tax loss carry-forwards which give rise to deferred tax liabilities (assets) are as follows:

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                                                (Millions of U.S. dollars)
                                                                                 2000               1999
                                                                                 ----               ----
      Depreciation                                                              $ 317             $  322
      Miscellaneous                                                                10                 17
                                                                                -----             ------
         Deferred tax liabilities                                                 327                339
                                                                                -----             ------

      Inventory                                                                   (41)               (24)
      Investment allowances                                                       (61)               (62)
      Tax loss carry-forwards                                                    (122)              (100)
      Foreign exchange                                                            (18)               (13)
      Retirement benefits                                                         (27)               (33)
      Miscellaneous                                                               (30)               (11)
                                                                                -----             ------
         Deferred tax assets                                                     (299)              (243)
      Valuation allowance                                                         137                 91
                                                                                -----             ------
         Net deferred taxes                                                     $ 165             $  187
                                                                                =====             ======

A valuation allowance has been established to reduce deferred income tax assets to amounts which, in the Group's judgement are more likely than not (more than 50%) to be utilized against current and future taxable income when those temporary differences become deductible.

Undistributed earnings of subsidiaries and affiliates, for which no U.S. deferred income tax provision has been made, approximated $3.3 billion and $3.4 billion as of December 31, 2000 and December 31, 1999, respectively. Such earnings have been or are intended to be indefinitely reinvested, and become taxable in the U.S. only upon remittance as dividends. It is not practical to estimate the amount of tax that may be payable on the eventual remittance of such earnings. Upon remittance, certain foreign countries impose withholding taxes which, subject to certain limitations, are available for use as tax credits against the U.S. tax liability. Excess U.S. foreign income tax credits are not recorded until realized.

NOTE 7 - INVENTORIES

                                                                                    As of December 31,
                                                                                -------------------------
                                                                                (Millions of U.S. dollars)
                                                                                 2000               1999
                                                                                 ----               ----
      Inventories
         Crude oil                                                              $ 169             $  170
         Petroleum products                                                       364                427
         Materials and supplies                                                    24                 26
                                                                                -----             ------
                                                                                $ 557             $  623
                                                                                =====             ======

The reported value of inventory at December 31, 2000 and 1999 was less than its current cost by approximately $152 million and $104 million, respectively. In 2000 and 1998, certain inventories were recorded at market, which was lower than the LIFO carrying value. Adjustments to market reduced net income $4 million in 2000 and $18 million in 1998. In 1999, the market valuation adjustment reserves established in prior years were eliminated as market prices improved and the physical units of inventory were sold. Elimination of these reserves increased net income in 1999 by $71 million. At December 31, 2000, inventories were primarily reported at LIFO carrying cost except for approximately $39 million of trading inventory recorded at market.

Inventory quantities valued on the LIFO basis were reduced at certain locations during the periods presented. Such inventory reductions increased net income in 2000 and 1999 by $41 million each year and decreased net income by $4 million (net of a related market valuation adjustment of $1 million) in 1998.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 8 - EQUITY IN AFFILIATES

      Investments in affiliates at equity include the following:
                                                                                            As of December 31,
                                                                                       ---------------------------
                                                                                        (Millions of U.S. dollars)
                                                                          Equity %          2000             1999
                                                                          --------          ----             ----
      Caltex Australia Limited                                                50%      $     253        $     260
      LG-Caltex Oil Corporation                                               50%          1,468            1,441
      Star Petroleum Refining Company, Ltd.                                   64%            337              269
      All other                                                           Various            134              157
                                                                                       ---------        ---------
                                                                                       $   2,192        $   2,127
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

The remaining interest in Star Petroleum Refining Company, Ltd. (SPRC) is owned by a governmental entity of the Kingdom of Thailand. Provisions in the SPRC shareholders agreement limit the Group's control and provide for active participation of the minority shareholder in routine business operating decisions. The agreement also mandates reduction in Group ownership to a minority position before the year 2001; however, this requirement has been delayed in view of the current economic difficulties in the region.

Shown below is summarized combined financial information for affiliates at equity (in millions of U.S. dollars):

                                                 100%                                 Equity Share
                                         --------------------                    --------------------
                                          2000          1999                       2000         1999
                                          ----          ----                       ----         ----

      Current assets                     $ 3,182     $  3,005                    $ 1,614      $ 1,535
      Other assets                         6,573        6,333                      3,424        3,287
      Current liabilities                  3,227        3,351                      1,669        1,816
      Other liabilities                    2,334        1,883                      1,235          937
                                         -------     --------                    -------      -------
          Net worth                      $ 4,194     $  4,104                    $ 2,134      $ 2,069
                                         =======     ========                    =======      =======


                                                  100%                                 Equity Share
                                     ----------------------------             ------------------------------
                                       2000       1999      1998                 2000      1999       1998
                                       ----       ----      ----                 ----      ----       ----
      Operating revenues             $ 15,713   $ 12,796  $ 11,811            $   8,041  $  6,511  $   5,968
      Operating income                    421        726     1,101                  222       358        539
      Net income                          150        539       193                   71       252         58

Cash dividends received from these affiliates were $83 million, $71 million, and $50 million in 2000, 1999, and 1998, respectively.

The  summarized   combined  financial   information  shown  above  includes  the
cumulative effect of the accounting change in 1998 as described in Note 2.

Retained earnings as of December 31, 2000 and 1999 includes $1.4 billion which represents the Group's share of undistributed earnings of affiliates at equity.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 9 - SHORT-TERM DEBT

Short-term debt consists primarily of demand and promissory notes, acceptance credits, overdrafts and the current portion of long-term debt. The weighted average interest rates on short-term financing as of December 31, 2000 and 1999 were 6.9% and 6.5%, respectively. Unutilized lines of credit available for short-term financing totaled $1.0 billion as of December 31, 2000.

NOTE 10 - LONG-TERM DEBT

Long-term debt, with related interest rates for 2000 and 1999 consists of the following:

                                                                                    As of December 31,
                                                                                --------------------------
                                                                                (Millions of U.S. dollars)
                                                                                  2000              1999
      U.S. dollar debt:
         Variable interest rate loans with average rates
             of 6.9% and 6.4%, due 2002-2009                                    $  482            $  481
         Fixed interest rate term loans with average rates of 6.4%
           and 6.2%, due 2002-2005                                                 174               171

      Australian dollar debt:
         Fixed interest rate loan with 12.4% rate due 2001                           -               205

      Hong Kong dollar debt:
         Variable interest rate loans with average rates
           of 6.32% and 6.07%, due 2002                                             75                75

      New Zealand dollar debt:
         Variable interest rate loans with average rates
             of 7.0% and 5.6%, due 2002-2005                                        70                70

      Malaysian ringgit debt:
         Variable interest rate loans with average rate of 3.8%
           due 2005                                                                  7                 -

         Fixed interest rate loans with average rates of 6.95%
           and 7.81%, due 2005                                                      13                24

      South African rand debt:
         Fixed interest rate loan with 17.8% rate due 2007                           6                 8

      Other - variable interest rate loans with average rates
             of 12.1% and 15.3%, due 2003-2007                                      26                20
                                                                                ------            ------
                                                                                $  853            $1,054
                                                                                ======            ======


Aggregate maturities of long-term debt by year are as follows (in millions of U.S. dollars): 2001 - $469 (included in short-term debt); 2002 - $590; 2003 - $118; 2004 - $56; 2005 - $70; and thereafter - $19.

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 11 - FINANCIAL INSTRUMENTS

Certain Group companies are parties to financial instruments with off-balance sheet credit and market risk, principally interest rate risk. The Group's outstanding commitments for interest rate swaps and foreign currency contractual amounts are:

                                                                                    As of December 31,
                                                                                 ------------------------
                                                                                (Millions of U.S. dollars)
                                                                                  2000              1999
                                                                                  ----              ----
       Interest rate swaps - Pay Fixed, Receive Floating                         $ 507             $ 632
       Interest rate swaps - Pay Floating, Receive Fixed                           188               245
       Commitments to purchase foreign currencies                                  275               360
       Commitments to sell foreign currencies                                       84                81

The Group enters into interest rate swaps in managing its interest risk, and their effects are recognized in the statement of income at the same time as the interest expense on the debt to which they relate. The swap contracts have remaining maturities of up to six years. Net unrealized (losses) and gains on contracts outstanding at December 31, 2000 and 1999 were ($1 million) and $4 million, respectively.

The Group enters into forward  exchange  contracts to hedge  against some of its foreign currency exposure stemming from existing liabilities and firm commitments. Contracts to purchase foreign currencies (principally Australian and Singapore dollars) to hedge existing liabilities have maturities of up to two years. Net unrealized losses applicable to outstanding forward exchange contracts at December 31, 2000 and 1999 were $37 million and $5 million, respectively.

The Group hedges a portion of the market risks associated with its crude oil and petroleum product purchases and sales. Established petroleum futures exchanges are used, as well as "over-the-counter" hedge instruments, including futures, options, swaps, and other derivative products. Gains and losses on hedges are deferred and recognized concurrently with the underlying commodity transactions. Deferred (losses) and gains on hedging contracts outstanding at year-end were ($4 million) in 2000 and $4 million in 1999.

The Group's recorded value of fixed interest rate debt exceeded the fair value by $27 million and $22 million as of December 31, 2000 and 1999, respectively. The fair value estimates were based on the present value of expected cash flows discounted at current market rates for similar obligations. The reported amounts of financial instruments such as cash and cash equivalents, marketable securities, notes and accounts receivable, and all other current liabilities approximate fair value because of their short maturities.

The Group had investments in debt securities available-for-sale at amortized costs of $11 million and $120 million at December 31, 2000 and 1999, respectively. The fair value of these securities at December 31, 2000 and 1999 approximated amortized costs. As of December 31, 2000 and 1999, investments in debt securities available-for-sale had maturities of less than ten years. The Group's carrying amount for investments in affiliates accounted for at equity included $1 million and $2 million, as of December 31, 2000 and 1999, respectively, for after-tax unrealized net gains on investments held by these companies.

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

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Group has various retirement plans, including defined benefit pension plans, covering substantially all of its employees. The benefit levels, vesting terms and funding practices vary among plans. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the various plans, primarily foreign.

                                                                                    As of December 31,
                                                                         -------------------------------------------
                                                                                (Millions of U.S. dollars)
                                                                                               Other Post-retirement
                                                                         Pension Benefits             Benefits
                                                                       -------------------       -------------------
                                                                         2000        1999          2000     1999
                                                                         ----        ----          ----     ----
      Change in benefit obligations:
         Benefit obligation at January 1,                              $  186      $  231        $   78     $ 79
         Service cost                                                      13          10             1        1
         Interest cost                                                     21          18             8        8
         Actuarial loss (gain)                                             57           7             3       (5)
         Benefits paid                                                    (22)        (25)           (6)      (4)
         Settlements and curtailments                                      (7)        (57)            -        -
         Foreign exchange rate changes                                    (24)          2            (7)      (1)
              Benefit obligation at December 31,                       $  224      $  186        $   77     $ 78

      Change in plan assets:
         Fair value at January 1,                                      $  210      $  220        $    -     $  -
         Actual return on plan assets                                      10          32             -        -
         Group contribution                                                26          32             6        4
         Benefits paid                                                    (22)        (25)           (6)      (4)
         Settlements                                                       (7)        (57)            -        -
         Foreign exchange rate changes                                    (36)          8             -        -
              Fair value at December 31,                               $  181      $  210        $    -     $  -

      Accrued benefit costs:
         Funded status                                                 $  (43)     $   24        $  (77)    $ 78)
         Unrecognized net actuarial loss (gain)                            16         (26)           17       17
         Unrecognized prior service cost                                   26           6             -        -
              (Accrued) prepaid benefit cost recognized                $   (1)     $    4        $  (60)    $(61)

      Amounts recognized in the Combined Balance Sheet:
         Prepaid benefit cost                                          $   27      $   32        $    -     $  -
         Accrued benefit liability                                        (28)        (28)          (60)     (61)
              (Accrued) prepaid benefit cost recognized                $   (1)     $    4        $  (60)    $(61)

      Weighted average rate assumptions:
         Discount rate                                                    9.7%        9.3%          9.9%    10.9%
         Rate of increase in compensation                                 7.4%        7.0%          6.8%     4.0%
         Expected return on plan assets                                  10.3%       11.5%           n/a      n/a

                                                                                    As of December 31,
                                                                                -------------------------
                                                                                (Millions of U.S. dollars)
                                                                                       2000       1999
                                                                                       ----       ----
Pension plans with accumulated benefit obligations in excess of assets:
      Projected benefit obligation                                                    $  24      $  25
      Accumulated benefit obligation                                                     13         13
      Fair value of assets                                                                -          -

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFIT PLANS - (continued)


                                                                              Year ended December 31,
                                                                              -----------------------
                                                                            (Millions of U.S. dollars)
                                                                         2000          1999         1998
                                                                         ----          ----         ----
Components of Pension Expense
      Service cost                                                       $  13        $   10       $   10
      Interest cost                                                         21            18           20
      Expected return on plan assets                                       (20)          (22)         (21)
      Amortization of prior service cost                                     3             3            1
      Recognized net actuarial loss (gain)                                   1            (2)           3
      Curtailment/settlement loss                                            1            17           13
                                                                         -----        ------       ------
          Total                                                          $  19        $   24       $   26
                                                                         =====        ======       ======

Components of Other Post-retirement Benefits
      Service cost                                                       $   1        $    1       $    2
      Interest cost                                                          8             8            6
      Special termination benefit recognition                                -             -            3
      Curtailment recognition                                                -             -            3
                                                                         -----        ------       ------
           Total                                                         $   9        $    9       $   14
                                                                         =====        ======       ======

Other post-retirement benefits are comprised of contributory healthcare and life insurance plans. A one percentage point change in the assumed health care cost trend rate of 10% would change the post-retirement benefit obligation by $9 million and would not have a material effect on aggregate service and interest components.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Caltex is involved in tax audits in the United States and in certain other jurisdictions. The Internal Revenue Service's audit for the years 1987-1993 has been administratively settled and Caltex will receive a refund of tax and interest for these years. In jurisdictions outside the United States, the tax authorities' audits are in various stages of completion. In the opinion of management, adequate provision has been made for income taxes for all years under examination or subject to future examination.

Caltex and certain of its subsidiaries are named as defendants, along with privately held Philippine ferry and shipping companies and the shipping company's insurer, in various lawsuits filed in the U.S. and the Philippines on behalf of at least 3,350 parties, who were either survivors of, or relatives of persons who allegedly died in a collision in Philippine waters on December 20, 1987. One vessel involved in the collision was carrying products for Caltex (Philippines) Inc. (a subsidiary of Caltex) in connection with a contract of affreightment. Although Caltex had no direct or indirect ownership in or operational responsibility for either vessel, various theories of liability have been alleged against Caltex. The major suit filed in the U.S. (Louisiana State Court) was dismissed in December 2000 on forum non conveniens grounds and is currently under appeal by the plaintiffs. Caltex will vigorously contest this appeal. Caltex is actively pursuing dismissal of all Philippine litigation on the strength of a Philippine Supreme Court decision absolving it of any responsibility for the collision. No reasonable estimate of damages involved or being sought can be made at this time.

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

                            CALTEX GROUP OF COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (continued)

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

A Caltex subsidiary has a contractual commitment until 2007 to purchase petroleum products in conjunction with the financing of a refinery owned by an affiliate. Total future estimated commitments under this contract, based on current pricing and projected growth rates, are approximately $0.8 billion per year. Purchases (in billions of U.S. dollars) under this and other similar contracts were $1.0, $0.7 and $0.8 in 2000, 1999, and 1998 respectively.

Caltex is contingently liable for sponsor support funding for a maximum of $193 million in connection with an affiliate's project finance obligations. The project has been operational since 1996 and has successfully completed all mechanical, technical and reliability tests associated with the plant physical completion covenant. However, the affiliate has been unable to satisfy a covenant relating to a working capital requirement. As a result, a technical event of default exists which has not been waived by the lenders. The lenders have not enforced their rights and remedies under the finance agreements and they have not indicated an intention to do so. The affiliate is current on these financial obligations and anticipates resolving the issue with its secured creditors during further restructuring discussions. During 2000, Caltex and the other sponsor provided temporary short-term extended trade credit related to crude oil supply with an outstanding balance owing to Caltex at December 31, 2000 of $124 million.

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

                                    EQUILON
                                ENTERPRISES LLC
                        Shell & Texaco Working Together

                         YEAR 2000 FINANCIAL STATEMENTS

                             EQUILON ENTERPRISES LLC
                     CONSOLIDATED 2000 FINANCIAL STATEMENTS

                                      INDEX





                                                                                                  Page
                                                                                                  ----

      Report of Management .......................................................................   1

      Report of Independent Accountants ..........................................................   2

      Statement of Consolidated Income ...........................................................   3

      Consolidated Balance Sheet .................................................................   4

      Statement of Consolidated Cash Flows .......................................................   5

      Statement of Owners' Equity ................................................................   6

      Notes to the Consolidated Financial Statements ............................................. 7-23

                              REPORT OF MANAGEMENT
                             EQUILON ENTERPRISES LLC


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


















             Rob J. Routs                  Ronald B. Blakely      David C. Cable
President and Chief Executive Officer   Chief Financial Officer     Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Equilon Enterprises LLC:

We have audited the accompanying consolidated balance sheets of Equilon Enterprises LLC ("Equilon") and its subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, owners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Equilon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equilon Enterprises LLC and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.






PricewaterhouseCoopers LLP                          Arthur Andersen LLP
Houston, Texas                                      Houston, Texas
March 1, 2000                                       March 1, 2000

                             EQUILON ENTERPRISES LLC
                        STATEMENT OF CONSOLIDATED INCOME


                                                                             For the years ended December 31,
                                                                       ------------------------------------------
                                                                         2000             1999            1998
                                                                       ---------       ---------        ---------
                                                                                   (Millions of dollars)
REVENUES
    Sales and services                                                 $  49,973       $  29,174        $  22,006
    Equity in income of affiliates                                           166             154              109
    Gain (loss) on asset sales                                              (166)             12              118
    Other revenue                                                             37              58               13
                                                                       ----------      ----------       ----------
        Total revenues                                                    50,010          29,398           22,246
                                                                       ----------      ----------       ----------

COSTS AND EXPENSES
    Purchases and other costs                                             45,579          24,714           17,540
    Operating expenses                                                     2,050           2,033            2,274
    Selling, general and administrative expenses                           1,563           1,308            1,251
    Depreciation, amortization and impairment expenses                       472             878              543
    Interest expense                                                         118             115              134
    Minority interest                                                         -                3                2
                                                                       ----------      ----------       ----------
        Total costs and expenses                                          49,782          29,051           21,744
                                                                       ----------      ----------       ----------

        NET INCOME                                                     $     228       $     347        $     502
                                                                       ==========      ==========       ==========

--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                           CONSOLIDATED BALANCE SHEET


                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                       (Millions of dollars)
ASSETS
Current Assets
    Cash and cash equivalents                                                       $      68          $    161
    Accounts and notes receivable (less allowance for doubtful
        accounts of  $9 million in 2000 and $7 million in 1999)                         2,262             2,456
    Accounts receivable from affiliates                                                   185               161
    Inventories                                                                           610               620
    Other current assets                                                                    9                28
                                                                                    ---------          --------
        Total Current Assets                                                            3,134             3,426
Investments and Advances                                                                  547               529
Property, Plant and Equipment, Net                                                      5,892             6,312
Deferred Charges and Other Noncurrent Assets                                              391               367
                                                                                    ---------          --------
        Total Assets                                                                $   9,964          $ 10,634
                                                                                    =========          ========

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
    Commercial paper and current portion
        of long-term debt                                                           $   2,149          $  2,157
    Accounts payable - trade                                                            1,430             1,698
    Accounts payable to affiliates                                                        543               589
    Accrued liabilities and other payables                                                465               409
                                                                                    ---------          --------
        Total Current Liabilities                                                       4,587             4,853
Long-term Debt                                                                              8                 5
Long-term Payables to Affiliates                                                          365               466
Long-term Liabilities, Deferred Credits and Minority Interest                             524               264
                                                                                    ---------          --------
        Total Liabilities                                                               5,484             5,588
Owners' Equity                                                                          4,480             5,046
                                                                                    ---------          --------
        Total Liabilities and Owners' Equity                                        $   9,964          $ 10,634
                                                                                    =========          ========


--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                             For the years ended December 31,
                                                                       ------------------------------------------
                                                                         2000             1999            1998
                                                                       ---------       ---------        ---------
                                                                                   (Millions of dollars)
Operating activities:
Net Income                                                             $     228       $     347        $     502
Reconciliation to net cash provided by operating activities
    Depreciation, amortization and impairment expenses                       472             878              543
    Dividends from affiliates less than equity in income                      (1)            (10)             (41)
    (Gain) loss on asset sales                                               166             (12)            (118)
    Changes in working capital
        Accounts and notes receivable                                        194          (1,051)             247
        Accounts receivable from affiliates                                  (24)             (4)            (157)
        Inventories                                                          (10)             23               26
        Accounts payable - trade                                            (268)          1,269             (800)
        Accounts payable to affiliates                                       (46)             (6)             307
        Accrued liabilities and other payables                                32            (235)             246
    Other, net                                                               149              88              (29)
                                                                       ----------      ----------       ----------
        Net cash provided by operating activities                            892           1,287              726
                                                                       ----------      ----------       ----------

Investing activities:
Capital expenditures                                                        (579)           (582)            (651)
Proceeds from asset sales                                                    464             371              409
                                                                       ----------      ----------       ----------
        Net cash used in investing activities                               (115)           (211)            (242)
                                                                       ----------      ----------       ----------

Financing activities:
Net increase (decrease) in borrowings having original
    terms in excess of three months                                            3            (155)              (9)
Repayment of formation costs                                                   -               -           (1,613)
Net increase (decrease) in other short-term borrowings                        (8)              2            1,846
Distributions paid to owners                                                (865)           (773)            (698)
                                                                       ----------      ----------       ----------
        Net cash used in financing activities                               (870)           (926)            (474)
                                                                       ----------      ----------       ----------

Cash and Cash Equivalents:
Increase (decrease) in cash during year                                      (93)            150               10
Balance at beginning of year                                                 161              11                1
                                                                       ----------      ----------       ----------
        Balance at end of year                                         $      68       $     161        $      11
                                                                       ==========      ==========       ==========


--------------------------------------------------------------------------------
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                             EQUILON ENTERPRISES LLC
                           STATEMENT OF OWNERS' EQUITY



                                                                         2000             1999            1998
                                                                       ---------       ---------        ---------
                                                                                   (Millions of dollars)

Owners' Equity balance at January 1                                    $   5,046       $   5,966        $   6,122
Net income                                                                   228             347              502
Distributions paid                                                          (865)           (773)            (698)
Contribution adjustments:
    Employee benefit obligations from owners (Note 8)                         59            (543)               -
    Other                                                                     12              49               40
                                                                       ----------      ----------       ----------
        Owners' Equity balance at December 31                          $   4,480       $   5,046        $   5,966
                                                                       ==========      ==========       ==========






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

A second joint venture company, Motiva Enterprises LLC ("Motiva"), was formed on July 1, 1998, combining the major elements of the Eastern and Gulf Coast U.S. refining and marketing businesses of Shell, Texaco and Saudi Refining, Inc. ("SRI"). Equiva Trading Company and Equiva Services LLC were also formed on July 1, 1998 and are owned equally by Equilon and Motiva. Equiva Trading Company, a general partnership, functions as the trading unit for both Equilon and Motiva. Equiva Services LLC provides common financial, administrative, technical, and other operational support to Equilon and Motiva. Equiva Trading Company and Equiva Services LLC bill their services at cost.

Equilon refines, distributes and markets petroleum products under both the Shell and Texaco brands through wholesalers and its network of company owned and contractor operated service stations. Products are manufactured at four refineries located in Puget Sound, Washington; and in Bakersfield, Los Angeles, and Martinez, California. As part of its strategic initiative to strengthen its portfolio of assets, Equilon sold its refinery in El Dorado, Kansas in November of 1999, and sold its Wood River, Illinois refinery in June of 2000.


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

New Accounting Standards
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and hedge transactions. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

SFAS 133, as amended by SFAS 137 and SFAS 138, requires Equilon to record all derivative financial instruments in the Consolidated Balance Sheets at fair value. For derivatives accounted for as hedges, fair value adjustments are recorded to earnings or other comprehensive income, a component of owners' equity, depending upon the type of hedge and the degree of hedge effectiveness. For hedges classified as fair value hedges, adjustments are also recorded to the carrying amount of the hedged item through earnings. For derivatives not accounted for as hedges, fair value adjustments are recorded to earnings.

Equilon adopted these standards effective January 1, 2001. As such, Equilon's results of operations and financial position will reflect the impact of the new standard commencing January 1, 2001. The cumulative effect of adoption at that date on net income and other comprehensive income, a component of owners' equity, was not material.

Revenues
Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract. Revenues on forward sales where cash has been received are recorded to deferred income until title passes.

Cash Equivalents
Highly liquid investments with maturity when purchased of three months or less are considered to be cash equivalents.

Inventories
Inventories are valued at the lower of cost or market. Hydrocarbon inventory cost is determined on the last-in, first-out (LIFO) method. The cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method. Weighted average cost is utilized for inventories of materials and supplies.

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

The cost method is generally used to account for affiliates in which Equilon's ownership interest is less than 20 percent. Income from these investments is recognized as dividends or distributions are declared.

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

The evaluation of impairment for property, plant and equipment is based on comparisons of carrying values against undiscounted future net pre-tax cash flows. If impairment is identified, the asset's carrying amount is adjusted to fair value. Assets to be disposed of are generally valued at the lower of net book value or fair value less cost to sell.

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

Equilon conducts petroleum-related trading activities. As of January 1, 1999, Equilon adopted mark-to-market accounting in compliance with Emerging Issues
Task Force Issue 98-10, "Accounting for Energy Trading and Risk Management Activities." Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Market Value of Financial Instruments
The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 2000 and 1999, as borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest is determined based on discounted cash flows using estimated prevailing interest rates.

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

If the assessment of a contingency indicates that it is probable that a material liability has been incurred and the amount of the loss can be estimated, then the estimated liability is accrued in the company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss is disclosed if determinable and material. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

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

Equilon adjusts the environmental liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology, or new information related to the extent of Equilon's obligation. Other environmental expenditures, principally maintenance or preventive in nature, are expensed or capitalized as appropriate.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications
Certain 1999 and 1998 amounts have been reclassified to conform to current year presentation, including netting of certain trade payables and receivables where a legal right of offset exists.

NOTE 3 - INVENTORIES

                                                                                        As of December 31,
                                                                                    -------------------------
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                       (Millions of dollars)

Crude oil                                                                           $     175          $   211
Petroleum products                                                                        359              316
Other merchandise                                                                          24               21
Materials and supplies                                                                     52               72
                                                                                    ---------          -------
    Total                                                                           $     610          $   620
                                                                                    =========          =======

The excess of estimated market value over the book value of inventories carried at cost on the LIFO basis of accounting was approximately $861 million at December 31, 2000 and $771 million at December 31, 1999.

Partial liquidation of inventories valued on a LIFO basis increased net income by $11 million in 2000 and $13 million in 1999.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capitalized lease assets, were as follows:

                                                                            As of December 31,
                                                          ------------------------------------------------------
                                                                    2000                          1999
                                                          -------------------------     ------------------------
                                                            Gross            Net           Gross          Net
                                                            -----            ---           -----          ---
                                                                           (Millions of dollars)

Refining                                                  $   5,310      $    2,654     $    6,510     $   3,148
Marketing                                                     2,480           1,858          2,478         1,856
Transportation                                                2,489           1,322          2,280         1,203
Other                                                           130              58            186           105
                                                          ---------      ----------       --------     ---------
     Total                                                $  10,409      $    5,892       $ 11,454     $   6,312
                                                          =========      ==========       ========     =========

Capital lease amounts included above                      $       2      $        -       $      2     $       -


Accumulated depreciation and amortization totaled $4,517 million at December 31, 2000 and $5,142 million at December 31, 1999. Interest capitalized as part of property, plant and equipment was $2 million in each year, 2000 and 1999.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

Long-Lived Assets
Under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Equilon recorded a charge of $397 million, during the second quarter 1999, for the impairment of the El Dorado refinery and the Wood River refinery and lubricants plant. These impairments, which were recognized in anticipation of the sale of these refineries and for the write-off of abandoned lubricants base oil assets at Wood River, were reflected as increased depreciation, amortization and impairment expenses on the Statement of Consolidated Income.

On June 1, 2000, Equilon recognized a loss of $161 million to complete the sale of the Wood River refinery. Included in this loss was a charge of $100 million for tank upgrades and environmental compliance and remediation issues. The carrying value of the Wood River refinery was $410 million at the date of sale. The Wood River refinery had operating income of $18 million in 2000, and $10 million in 1998, and an operating loss of $20 million in 1999.

On November 17, 1999, Equilon recorded an additional charge of $11 million to complete the sale of the El Dorado refinery. This included the recognition of a liability for wastewater treatment. The carrying amount of the El Dorado refinery at the time of sale was $170 million. Operating income for the El Dorado refinery was $20 million in 1999 and $24 million in 1998.

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

NOTE 5 - INVESTMENTS AND ADVANCES

Investments in affiliates, including corporate joint ventures and partnerships, owned 50% or less are generally accounted for on the equity method. Equilon's total investments and advances are summarized as follows:

                                                                                        As of December 31,
                                                                                    --------------------------
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                       (Millions of dollars)
Investments in affiliates accounted for on the equity method
     Pipeline affiliates                                                            $     395          $   415
     Other affiliates                                                                      98               82
                                                                                    ---------          -------
         Total equity method affiliates                                                   493              497
Other investments and advances                                                             54               32
                                                                                    ---------          -------
         Total investments and advances                                             $     547          $   529
                                                                                    =========          =======

                                       12

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENTS AND ADVANCES (continued)

Undistributed earnings of equity companies included in Equilon's accumulated earnings as of December 31, 2000 and 1999 were $52 million and $51 million, respectively. Summarized financial information for these investments and Equilon's equity share thereof is as follows in millions of dollars:

                                                                    100%                      Equity Share
                                                          -------------------------     ------------------------
                                                            2000            1999           2000          1999
                                                            ----            ----           ----          ----
Current assets                                            $     719      $    1,684     $      252     $     750
Noncurrent assets                                             3,502           3,601          1,053         1,097
Current liabilities                                            (947)         (1,585)          (264)         (629)
Noncurrent liabilities and deferred credits                  (2,401)         (2,543)          (558)         (692)
                                                          ---------      ----------     ----------     ---------
     Net assets                                           $     873      $    1,157     $      483     $     526
                                                          =========      ==========     ==========     =========


                                                  100%                                 Equity Share
                                     -----------------------------            ------------------------------
                                       2000       1999      1998                 2000      1999       1998
                                       ----       ----      ----                 ----      ----       ----
Revenues                             $  2,380  $   2,002  $  1,500            $     817  $    615  $     430
Income before income taxes                638        664       519                  186       176        123
Net income                                505        494       362                  166       154        109
Dividends received                                                                  165       144         68

NOTE 6 - LEASE COMMITMENTS AND RENTAL EXPENSE

Equilon  has  leasing   arrangements   involving   service  stations  and  other
facilities. Renewal and purchase options are available on certain of these leases in which Equilon is lessee.

Equilon has a one year lease agreement for a cogeneration plant at the El Dorado refinery. This lease may be renewed each year until 2016 at Equilon's option. The lease has been renewed with a minimum lease rental of $4 million for 2001. Equilon has guaranteed a minimum recoverable residual value to the lessor of $72 million, if the lease is not renewed for the year 2002. In connection with the sale of the El Dorado refinery in 1999, Equilon entered into a long-term sublease arrangement with a subsidiary of Frontier Oil Corporation (Frontier) for Frontier's use of the cogeneration facility at the refinery. While the sublease payments from the sublessee fully cover Equilon's lease obligation, Equilon remains primarily liable with regard to payment of its original obligation. The original term of the sublease is 17 years, although it is subject to early termination upon the occurrence of certain events specified in the sublease. Upon expiration of the initial term of the sublease, Frontier has the option of purchasing the cogeneration facility, from Equilon, at a price not less than the fair market value of the facility at the time the option is exercised.

                            EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE COMMITMENTS AND RENTAL EXPENSE (continued)

Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                                            For the years ended December 31,
                                                                       ------------------------------------------
                                                                         2000             1999            1998
                                                                         ----             ----            ----
                                                                                   (Millions of dollars)
Rental Expense:
    Minimum lease rentals                                              $      96       $     121        $     178
    Contingent rentals                                                        15               3                7
                                                                       ---------       ---------        ---------
        Total                                                                111             124              185
Less rental income on properties subleased to others                          52              59               54
                                                                       ---------       ---------        ---------
        Net rental expense                                             $      59       $      65        $     131
                                                                       =========       =========        =========

As of December 31, 2000 Equilon had estimated minimum commitments for payment of rentals under leases that, at inception, had a non-cancelable term of more than one year, as follows:

                                                                   Operating leases
                                                                 (Millions of dollars)

2001                                                                   $     104
2002                                                                          91
2003                                                                          89
2004                                                                          83
2005                                                                          75
After 2005                                                                   929
                                                                       ---------
     Total                                                                 1,371
Less sublease rental income                                                  119
     Total lease commitments                                           $   1,252
                                                                       =========

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEBT

Equilon has revolving credit facilities with commitments of $1,874 million, as support for the company's commercial paper program, as well as for working capital and other general purposes. Equilon pays a nominal quarterly facility fee for the $1,874 million availability. No amounts were outstanding during 2000 and 1999.

Commercial Paper and Current Portion of Long-term Debt

                                                                                        As of December 31,
                                                                                      ----------------------
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                       (Millions of dollars)

Commercial Paper                                                                    $   1,854          $ 1,850
Anacortes Pollution Control Bonds due 2019                                                 34               34
Butler County Industrial Revenue Bonds due 2024                                            30               30
California Pollution Control Bonds due 2011 through 2024                                  172              185
Southwestern Illinois Industrial Revenue Bonds due 2021 through 2025                       58               58
Current portion of long-term debt                                                           1                -
                                                                                     ---------          -------
    Total                                                                           $   2,149          $ 2,157
                                                                                     =========          =======

Average interest rate of short term debt                                               6.27%             5.12%

Long-term Debt
                                                                                        As of December 31,
                                                                                      ----------------------
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                       (Millions of dollars)

Variable notes, currently 9.125% , due 2006 through 2009                            $       6          $     5
7.000% note due 2013                                                                        2                -
6.000% note due 2020                                                                        1                -
                                                                                    ---------          -------
     Total                                                                                  9                5
Less current portion of long-term debt                                                      1                -
                                                                                    ---------          -------
     Total                                                                          $       8          $     5
                                                                                    ---------          -------

Fair market value of long-term debt                                                 $       8          $     5
                                                                                    =========          =======

The Pollution Control Bonds outstanding at December 31, 2000 and 1999 shown above consisted of four issues assumed from Shell and one from Texaco. The Industrial Revenue Bonds outstanding at December 31, 2000 and 1999 consisted of three issues from Shell and one from Texaco. Interest rates are currently reset daily for these issues and the bonds may be converted from time to time to other modes. Bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. Pursuant to the terms of the underlying indentures, Shell and Texaco retain liability for debt service on the issues assumed by Equilon in the event that Equilon fails to perform on its obligations. All other Equilon borrowings are unsecured general obligations of Equilon and not guaranteed by any other entity.

Interest paid during 2000, 1999 and 1998 was $133 million, $128 million and $95 million, respectively.
                                       15

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  PAYABLES  TO  AFFILIATES,   OWNERS'  EQUITY  CONTRIBUTION
ADJUSTMENTS AND FORMATION PAYABLES

Long-term Payables
On April 1, 1999, Shell and Texaco employees designated as performing duties supporting Equilon, were transferred to Equiva Services LLC. At that time certain benefit liabilities were transferred to Equiva Services LLC from Shell and Texaco through their interests in Equilon and Motiva. Such obligations transferred from Shell and Texaco, applicable to Equilon, were recorded as reductions to Equilon's investment in Equiva Services LLC. A related party obligation of $520 million at December 31, 1999 represents Equilon's obligation to Equiva Services LLC for all employee benefit liabilities. Of this amount, $466 million was classified as long-term at December 31, 1999. On January 1, 2000, Equiva Services employees supporting Equilon and Equiva Trading Company became employees of the respective companies they support. Employee related benefit liabilities were transferred to Equilon and through Equilon to Equiva Trading Company, at the same time. As a result of the transfer, Equilon's related party obligation to Equiva Services LLC was reduced by $480 million. As of December 31, 2000, Equilon has affiliate payables to Equiva Services LLC and Equiva Trading Company totaling $56 million representing its obligation for employee benefit liabilities of these entities. Of this amount $48 million was classified as long term.

Additional information is disclosed in Note 11 - Employee Benefits.

Owners' Equity Contribution Adjustments
The foregoing contribution of liabilities that were transferred from Shell and Texaco through Equilon to Equiva Services LLC for employee benefit liabilities at April 1, 1999 reduced Equilon's owners' equity by $543 million and included $357 million for pension related affiliate obligations, $147 million of post-employment medical benefits and $39 million for vacation benefits. Other contribution adjustments in 1999 related primarily to certain environmental remediation obligations transferred to Equilon at formation, which were reassumed by Shell in 1999, increased owners' equity by $49 million. The sale of Wood River refinery in 2000 reduced pension related affiliate obligations to Shell by $59 million and resulted in an increase in Shell's owners' equity in Equilon by the same amount.

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

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

Equilon has entered into transactions with Shell, Texaco, Motiva, Equiva Trading Company, and Equiva Services LLC, including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products, and numerous service agreements.

The aggregate amounts of such transactions were as follows:

                                                                             For the years ended December 31,
                                                                         -------------------------------------
                                                                         2000             1999            1998
                                                                         ----             ----            ----
                                                                                   (Millions of dollars)

Sales and other operating revenue                                      $   5,950       $   3,409        $   1,368
Purchases and transportation costs                                        11,846           6,961            4,900
Service and technology expense                                               319           1,057              794



NOTE 10 - TAXES

Equilon, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners. Equilon's pre-tax earnings are included in the owners' earnings for the determination of income tax liability. Under the joint venture agreements with its owners, Equilon is required to make cash distributions to its owners reflecting their share of estimated income taxes for the year based on Equilon's estimated taxable income.

Direct taxes other than income taxes, which are included in operating expenses, were as follows:

                                                                             For the years ended December 31,
                                                                         --------------------------------------
                                                                         2000             1999            1998
                                                                         ----             ----            ----
                                                                                   (Millions of dollars)
Direct taxes
     Property                                                           $     82       $      78        $      41
     Licenses and permits                                                     10               7                5
     Other                                                                    15              12               26
                                                                        --------       ---------        ---------
         Total direct taxes                                             $    107       $      97        $      72
                                                                        ========       =========        =========

Other taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $3,499 million for 2000, $3,405 million for 1999 and $3,646 million for 1998.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS

In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting Equilon remained employees of the owner companies and their affiliates until April 1, 1999. Beginning April 1, 1999 Equilon's affiliate, Equiva Services LLC, employed personnel necessary for ongoing operations. Obligations and accrued liabilities for certain employee benefits, including pension and other post-employment benefits, were transferred to Equiva Services LLC at that time. On January 1, 2000, employees directly supporting Equilon became employees of Equilon. Employees providing common crude and product logistical and trading support for both Equilon and Motiva became employees of Equiva Trading Company. Employees providing common financial, administrative, technical and other operational support to both Equilon and Motiva remain employees of Equiva Services LLC. Employee related obligations, including liabilities for pension and other post-employment benefits for employees transferred to Equilon, were recorded as Equilon liabilities on January 1, 2000 with a corresponding reduction in the affiliate payable to Equiva Services LLC. Employee related liabilities for employees transferred from Equiva Services LLC to Equiva Trading Company were transferred to Equiva Trading Company through Equilon and Motiva. Equilon's share of these liabilities was recorded as a long-term affiliate payable to Equiva Trading Company.

Pension Related Affiliate Obligations
Concurrently with their transfer from the owner companies, employees retained certain pension benefits for future pay increases under the owner company pension plans. Under agreements with Shell and Texaco, the owner companies will be reimbursed for past service pension benefits attributable to these future pay benefits at April 1, 1999, as well as ongoing increases in the related projected benefit obligation under the owner companies' qualified pension plans. These reimbursements will be made at the time these employees receive benefits from owner company plans. The following summarizes the reimbursement owed to the owner companies and components of accrual expense:

                                                                                      2000            1999 (a)
                                                                                      ----            --------
                                                                                       (Millions of dollars)

Projected benefit obligation at January 1, 2000 and April 1, 1999                   $     276          $   327
Interest cost                                                                              22               16
Actuarial gain                                                                            (13)             (55)
Acquisition/divestiture                                                                   (23)             (12)
                                                                                    ---------          -------
    Projected benefit obligation at December 31                                           262              276
Unrecognized net gain                                                                      67               67
                                                                                    ---------          -------
    Accrued past services pension liability at December 31                          $     329          $   343
                                                                                    =========          =======

Weighted-average assumptions at December 31
    Discount rate                                                                         7.5%             8.0%
    Rate of compensation increase                                                         4.0%             4.5%
Components of net accrual expense
    Interest cost                                                                   $      22          $    16
    Recognized net actuarial gain                                                          (3)               -
                                                                                    ---------          -------
        Net accrual expense                                                         $      19          $    16
                                                                                    =========          =======

(a) Represents amounts applicable to Equiva Services employees working on behalf of Equilon for the 9 month period from April 1, 1999 to December 31, 1999.

                                       18

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

The company's obligation is a percentage of the total premiums required. This percentage varies from 60% to 80% of total cost depending on the sum of the employee's total years of age plus service at the time of retirement. The assumed annual health care cost trend rate used in measuring the accumulated post-employment benefit obligation (APBO) was 7.0% in 1999, and 9.0% in 2000, decreasing to 5.0% by 2008 and remaining at that level thereafter. Assuming a 1% increase in the annual rate of increase of required medical premiums, the APBO and annual expense would increase by approximately $35 million and $2 million, respectively.

In addition to medical benefits, Equilon and Equiva Services LLC are providing retiree life insurance benefits to certain former owner employees from Texaco and Star Enterprise (Star). These employees were to have reached age 50 by April 1, 1999, with 5 years of service at the time of transfer, and must retire at a minimum age of 55 with at least 10 years of service in order to be eligible.

Net post-employment benefit costs for 2000 and for the period of April 1, 1999 to December 31, 1999 were as follows:

                                                                                      2000            1999 (b)
                                                                                      ----            --------
                                                                                        (Millions of dollars)

Service cost                                                                        $       6          $     5
Interest cost                                                                               9                7
Amortization of prior service cost                                                         (1)              (1)
Recognized net actuarial gain                                                              (1)               -
Curtailment gain                                                                           (6)               -
                                                                                    ---------          -------
     Accrued expense                                                                $       7          $    11
                                                                                    =========          =======

(b) Represents amounts applicable to Equiva Services employees working on behalf of Equilon for the 9 month period from April 1, 1999 to December 31, 1999.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS (continued)

Other Post-Employment Benefits (continued)
The status of other post-employment plans as of December 31, 2000 and 1999, was as follows:

                                                                                      2000            1999 (c)
                                                                                      ----            --------
                                                                                       (Millions of dollars)

Benefit obligation at January 1, 2000 and April 1, 1999                             $     118          $   131
Service cost                                                                                6                5
Interest cost                                                                               9                7
Actuarial (gain)/loss                                                                      53              (19)
Acquisition/divestiture                                                                     6               (6)
Benefit paid                                                                               (1)               -
Curtailments                                                                               (6)               -
                                                                                    ---------          -------
    Benefit obligation at December 31                                                     185              118
Unrecognized prior service cost                                                             8                8
Unrecognized gain/(loss)                                                                  (28)              24
                                                                                    ---------          -------
    Accrued post-employment benefit obligation at December 31                       $     165          $   150
                                                                                    =========          =======

(c) Represents amounts applicable to Equiva Services employees working on behalf of Equilon for the 9 month period from April 1, 1999 to December 31, 1999.

Pension Plans
Effective April 1, 1999, Equiva Services LLC established a cash balance defined benefit pension plan covering substantially all of its employees. Company contributions under the plan are between 3% and 7% of compensation based on years of service, age, and covered compensation. Individual employee accounts are credited each month with employer contributions and interest on the account balance at an interest rate adjusted quarterly. Currently the interest rate is 5.8% per annum. Assets of the plan are comprised of equity securities and fixed income securities. Equilon and Equiva Services LLC's funding policy is to contribute all pension costs accrued to the extent required by federal tax regulations. The following table sets forth information related to changes in the benefit obligations, change in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Equilon's pension plan.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS (continued)

Pension Plans (continued)

                                                                                      2000            1999 (d)
                                                                                      ----            --------
                                                                                       (Millions of dollars)
Change in benefit obligation
    Projected benefit obligation at January 1, 2000 and April 1, 1999               $      20          $      -
    Service cost                                                                           29                23
    Interest cost                                                                           3                 -
    Actuarial gain                                                                         (1)               (2)
    Acquisition/divestiture/plan merger                                                     9                (1)
    Benefit paid                                                                           (5)                -
    Curtailments                                                                           (1)                -
                                                                                    ---------          --------
        Projected benefit obligation at December 31                                 $      54          $     20
                                                                                    =========          ========

Change in plan assets
    Fair value of plan assets at January 1, 2000 and April 1, 1999                  $       -          $     -
    Actual return on plan assets, net of expenses                                          (1)               (1)
    Employer contributions                                                                 25                 1
    Benefit paid                                                                           (5)                -
    Plan merger                                                                            15                 -
                                                                                    ---------          --------
        Fair value of plan assets at December 31                                    $      34          $      -
                                                                                    =========          ========


Funded status at December 31
    Obligation greater than assets                                                  $      20          $     20
    Unrecognized net gain                                                                   2                 2
                                                                                    ---------          --------
        Accrued pension liability at December 31                                    $      22          $     22
                                                                                    =========          ========


Weighted-average assumptions at December 31
    Discount rate                                                                         7.5%              8.0%
    Expected return on plan assets                                                        9.0%              9.0%
    Rate of compensation increase                                                         4.0%              4.5%

Components of net periodic benefit costs
    Service cost                                                                    $      29          $     23
    Interest cost                                                                           3                 -
    Expected return on plan assets                                                         (2)                -
    Curtailment gain                                                                       (1)                -
                                                                                    ---------          --------
        Net periodic benefit costs                                                  $      29          $     23
                                                                                    =========          ========

(d) Represents amounts applicable to Equiva Services employees working on behalf of Equilon for the 9 month period from April 1, 1999 to December 31, 1999.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFITS (continued)

Employee Termination Benefits
The joint venture agreements provide for Equilon and Motiva to determine the appropriate staffing levels for their businesses. To the extent those staffing needs resulted in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees were entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Equilon and Motiva have reimbursed the employer companies for substantially all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

The formation of Equilon and Motiva resulted in the termination of 1,658 employees. The separations were substantially complete as of December 31, 1999. In 1998, Equilon recorded a charge of $61 million for its share of reimbursable severance and other benefit costs as selling, general and administrative expenses in the Statement of Consolidated Income. An additional provision of $2 million was recorded to selling, general and administrative expenses in 1999. Equilon reimbursed the employer companies $4 million in 2000, $52 million in 1999, and $7 million in 1998 for the termination benefits.

NOTE 12 - DERIVATIVES

On January 1, 2001, Equilon adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138. Equilon's results of operations and financial position will reflect the impact of the new standard commencing January 1, 2001. The cumulative effect of adoption at that date on net income and other comprehensive income, a component of owners' equity, is not material.

At December 31, 2000, open derivative instruments held for hedging purposes consisted mostly of futures. Notional contract amounts were $33 million and $31 million at year-end 2000 and 1999, respectively. These amounts principally represent future values of contract volumes over the remaining duration of the outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for periods within the next twelve months.

Equilon entered into a relatively small number of petroleum-related derivative transactions for trading purposes. The results of derivative trading activities are marked to market, with gains and losses recorded in operating revenue. All derivative instruments are straightforward futures, swaps and options, with no leverage or multiplier features. At December 31, 2000, the open derivative instruments held for trading purposes consisted primarily of futures and options. The notional contract amounts of derivative instruments were $903 million and $813 million at year-end 2000 and 1999, respectively.

                             EQUILON ENTERPRISES LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - DERIVATIVES (continued)

The earnings impact of hedging and trading activities in 2000 and 1999 was a charge to revenues of $20 million and $92 million, respectively, and was not material in 1998. The unrealized gains and losses on open positions at December 31, 2000 and 1999 were losses of $36 million and $3 million, respectively.

The adoption, including the cumulative effect, of mark-to-market accounting in compliance with Emerging Issues Task Force Issue 98-10 "Accounting for Energy Trading and Risk Management Activities" has had no material impact on the consolidated financial position or results of operation of Equilon.

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

On June 10, 1999, there was a rupture and resulting fire in the Olympic Pipe Line Company pipeline at Bellingham, Washington, in which there were three civilian fatalities. Equilon Pipeline Company LLC holds a 37.5 percent interest in Olympic Pipe Line Company. Regulatory and governmental investigations are ongoing and wrongful death lawsuits were filed.

On November 25, 1998, a fire occurred at the Equilon Puget Sound Refinery in Anacortes, Washington, which resulted in six fatalities - four employees of a contractor and two Texaco employees working on behalf of Equilon. Regulatory and governmental investigations and the subsequent wrongful death lawsuits were settled in May 1999 and January 2001, respectively. Settlement obligations were previously accrued or covered by third party insurance.

Equilon has assumed crude and refined product throughput commitments previously made by Shell and Texaco to ship through affiliated pipeline companies and an offshore oil port, some of which relate to financing arrangements. As of December 31, 2000 and 1999, the maximum exposure was estimated to be $248 million and $297 million, respectively. In addition, Equilon is contingently liable for potential contractual obligations related to the sale of electricity by a cogeneration facility in which it has a general partnership interest.
Equilon's maximum exposure under this arrangement was $159 million and $173 million as of December 31, 2000 and December 31, 1999, respectively. No advances have resulted from these obligations.

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

--------------------------------------------------------------------------------
                                     MOTIVA
                                ENTERPRISES LLC
                 Shell, Texaco & Saudi Aramco Working Together




                            2000 FINANCIAL STATEMENTS






--------------------------------------------------------------------------------

                             MOTIVA ENTERPRISES LLC
                            2000 FINANCIAL STATEMENTS



                                      INDEX
                                      -----










                                                                                      Page
                                                                                      ----

Report of Management.................................................................   1

Report of Independent Accountants....................................................   2

Statements of Income.................................................................   3

Balance Sheets.......................................................................   4

Statements of Cash Flows.............................................................   5

Statements of Owners' Equity.........................................................   6

Notes to Financial Statements........................................................ 7-22

                              REPORT OF MANAGEMENT
                              --------------------
                             MOTIVA ENTERPRISES LLC




The management of Motiva Enterprises LLC (Motiva) is responsible for preparing the financial statements of Motiva in accordance with accounting principles generally accepted in the United States. In doing so, management must make estimates and judgments when the outcome of events and transactions is not certain.

In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. The objective of this system of internal controls is to provide reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. Motiva's internal auditors conduct regular and extensive internal audits. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement.

The independent accounting firms of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of Motiva's financial statements. Their accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States, which includes obtaining an understanding of Motiva's internal controls sufficient to plan the audit and determine the nature, timing and extent of their audit tests.

The Audit Committee of the Board of Directors is comprised of three non-employee directors who review and evaluate Motiva's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.















            R. L. Ebert                     W. M. Kaparich        Randy J. Braud
President and Chief Executive Officer   Chief Financial Officer     Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors of Motiva Enterprises LLC:

We have audited the accompanying balance sheets of Motiva Enterprises LLC ("Motiva") as of December 31, 2000 and 1999, and the related statements of income, owners' equity and cash flows for the years ended December 31, 2000 and 1999 and the six months ended December 31, 1998. These financial statements are the responsibility of Motiva's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motiva Enterprises LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the six months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.




Arthur Andersen LLP



Deloitte & Touche LLP



PricewaterhouseCoopers LLP




Houston, Texas
March 1, 2001

                             MOTIVA ENTERPRISES LLC
                              STATEMENTS OF INCOME


                                                                                                          For the
                                                                                  For the               Six Months
                                                                                Years Ended                Ended
                                                                               December 31,            December 31,
                                                                       ----------------------------
                                                                           2000            1999            1998
                                                                       -------------  -------------  ----------------
                                                                                    (Millions of dollars)
REVENUES
Sales and other revenue                                                  $  19,446      $  12,196       $  5,371

COSTS AND EXPENSES
Purchases and other costs                                                   15,965          9,809          4,079
Operating expenses                                                           1,483          1,108            512
Selling, general and administrative expenses                                   969            805            464
Depreciation and amortization                                                  372            378            174
Interest expense                                                               115             94             43
Taxes other than income taxes                                                   81             71             21
                                                                         ---------      ---------       --------
    Total costs and expenses                                                18,985         12,265          5,293

    NET INCOME (LOSS)                                                    $     461      $     (69)      $     78
                                                                         =========      ==========      ========




--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                                 BALANCE SHEETS


                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                       (Millions of dollars)
ASSETS
Current Assets
     Cash and cash equivalents                                                      $       9          $    23
     Accounts receivable, less allowance for doubtful
         accounts of $3 million at December 31, 2000 and 1999                             729              574
     Accounts receivable from affiliates                                                   48                -
     Inventories                                                                          560              651
     Other current assets                                                                  35               23
                                                                                    ---------          -------
              Total current assets                                                      1,381            1,271
                                                                                    ---------          -------
Investments and Advances                                                                   68              180
Property, Plant and Equipment
     At cost                                                                            7,517            7,335
     Less accumulated depreciation                                                      2,613            2,361
                                                                                    ---------          -------
              Net property, plant and equipment                                         4,904            4,974
                                                                                    ---------          -------
Deferred Charges and Other Noncurrent Assets                                              138              153
                                                                                    ---------          -------
              Total Assets                                                          $   6,491          $ 6,578
                                                                                    =========          =======

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
     Commercial paper and current portion of long-term debt                         $     352          $   363
     Accounts payable and accrued liabilities                                             518              377
     Accounts payable to affiliates                                                       101              301
     Accrued taxes                                                                        179              237
                                                                                    ---------          -------
         Total current liabilities                                                      1,150            1,278
Long-Term Debt and Capital Lease Obligation                                             1,429            1,451
Long-Term Payables to Affiliates                                                          230              408
Accrued Environmental Remediation Liability                                               233              221
Deferred Credits and Other Noncurrent Liabilities                                         125               15
                                                                                    ---------          -------
         Total Liabilities                                                              3,167            3,373
                                                                                    ---------          -------
Owners' Equity                                                                          3,324            3,205
                                                                                    ---------          -------
         Total Liabilities and Owners' Equity                                       $   6,491          $ 6,578
                                                                                    =========          =======


--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                            STATEMENTS OF CASH FLOWS

                                                                                                          For the
                                                                                  For the               Six Months
                                                                                Years Ended                Ended
                                                                               December 31,            December 31,
                                                                       ----------------------------
                                                                           2000            1999            1998
                                                                       -------------  -------------  ----------------
                                                                                    (Millions of dollars)
OPERATING ACTIVITIES
Net income (loss)                                                         $   461        $   (69)        $   78
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization                                            372            378            174
     (Gain) loss on sale of assets                                            (26)           (13)             1
     Changes in operating working capital
         Accounts receivable                                                 (203)            92            (42)
         Inventories                                                           91             41            (39)
         Other current assets                                                 (12)            60            (35)
         Accounts payable and accrued liabilities                            (177)            72            (71)
         Other - net                                                          103            (16)             4
                                                                          -------        --------        ------
     Net cash provided by operating activities                                609            545             70
                                                                          -------        -------         ------

INVESTING ACTIVITIES
Capital expenditures                                                         (376)          (310)          (182)
Proceeds from sale of assets                                                  114             41             13
                                                                          -------        -------         ------
     Net cash used in investing activities                                   (262)          (269)          (169)
                                                                          --------       --------        -------

FINANCING ACTIVITIES
Proceeds from borrowings                                                      762            417          1,278
Repayment of debt                                                            (795)          (495)          (911)
Distributions to owners                                                      (328)          (200)          (243)
                                                                          --------       --------        -------
     Net cash provided by (used in) financing activities                     (361)          (278)           124
                                                                          --------       --------        ------

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period                                         (14)            (2)            25
Beginning of period                                                            23             25              -
                                                                          -------        -------         ------
     End of period                                                        $     9        $    23         $   25
                                                                          =======        =======         ======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                           $   131        $    84         $   43
                                                                          =======        =======         ======


--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                          STATEMENTS OF OWNERS' EQUITY



                                                                                          (Millions of dollars)

INITIAL OWNERS' CAPITAL CONTRIBUTION, JULY 1, 1998                                               $       3,993
Net income                                                                                                  78
Distributions                                                                                             (243)
                                                                                                 --------------
        BALANCE AT DECEMBER 31, 1998                                                                     3,828

Contributed liabilities:
    Employee benefit obligation from owners (Note 10)                                                     (337)
    Other                                                                                                  (17)
Net loss                                                                                                   (69)
Distributions                                                                                             (200)
                                                                                                 --------------
        BALANCE AT DECEMBER 31, 1999                                                                     3,205

Net income                                                                                                 461
Distributions:
    Cash                                                                                                  (328)
    Property                                                                                               (14)
                                                                                                 --------------
        BALANCE AT DECEMBER 31, 2000                                                             $       3,324
                                                                                                 =============

--------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

Motiva Enterprises LLC (Motiva) is a joint venture combining the major elements of Shell Oil Company (Shell), Texaco Inc. (Texaco) and Saudi Aramco's Gulf and East Coast U.S. refining and marketing businesses. Motiva is a limited liability company established by Shell Norco Refining Company (Shell Norco), Shell, Texaco Refining and Marketing (East) Inc. (TRMI East) and Saudi Refining Inc. (SRI) effective July 1, 1998 under the Delaware Limited Liability Company Act. On December 7, 1998, the ownership in Motiva attributable to Shell Norco and Shell was transferred to SOPC Holdings East LLC, a wholly owned subsidiary of Shell. In accordance with the Limited Liability Company Agreement (the "Agreement"), initial provisional ownership percentages were 35% for Shell Norco and Shell together and 32.5% for each of TRMI East and SRI, effective through the first full fiscal year. Also in accordance with the Agreement, subsequent provisional ownership percentages will be determined for Motiva's second through seventh full fiscal years and final ownership percentages will be determined for Motiva's eighth full fiscal year. The calculation of provisional ownership percentages for Motiva's second full fiscal year resulted in ownership percentages of 38.812 % for SOPC Holdings East LLC and 30.594% for each of TRMI East and SRI.

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

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use Of Estimates
These financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets, environmental remediation, litigation and claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

Revenues
Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract.

Cash Equivalents
Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Inventories
All inventories are valued at the lower of cost or market, after initial recording at cost. The cost of inventories of crude oil and petroleum products is determined on the last-in, first-out (LIFO) method, while the cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method, and materials and supplies are stated at average cost.

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

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments
Entities where Motiva has greater than 50 percent ownership but as a result of contractual agreement or otherwise does not exercise control, are accounted for using the equity method. The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint venture companies is reflected in income, rather than when realized through dividends or distributions. Other investments are carried at cost.

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

New Accounting Standards
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133.

SFAS 133, as amended by SFAS 137 and SFAS 138, requires Motiva to record all derivative financial instruments in the Balance Sheets at fair value. For derivatives accounted for as hedges, fair value adjustments are recorded to earnings or to other comprehensive income, depending upon the type of hedge and the degree of hedge effectiveness. For hedges classified as fair value hedges, adjustments are also recorded to the carrying amount of the hedged item through earnings. For derivatives not accounted for as hedges, fair value adjustments are recorded to earnings.

Motiva adopted these standards effective January 1, 2001. As such, Motiva's results of operations and financial position will reflect the impact of the new standards commencing January 1, 2001. The cumulative effect of adoption at that date on net income and other comprehensive income, a component of owners' equity, was not material.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standards (continued)
In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB 125" (SFAS 140). For Motiva, SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Certain disclosure requirements under SFAS 140 are effective for financial statements for fiscal years ended after December 15, 2000 and have been included in Note 4. Motiva does not believe the effects of the adoption of SFAS 140 will be material to its financial position or the results of operations.

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

Fair Value Of Financial Instruments
The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 2000 and 1999 as borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest and interest rate swaps is determined based on discounted cash flows using estimated prevailing interest rates.

Other financial instruments are included in current assets and liabilities on the balance sheet and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to Motiva, but which will be resolved only when one or more future events occur or fail to occur. Motiva's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgment and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against Motiva or unasserted claims that may result in such proceedings, Motiva's legal counsel evaluates the perceived merits of any legal proceeding or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies (continued)
If the assessment of a contingency indicates that it is probable that a material liability has been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in Motiva's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

The aggregate amounts of such transactions were as follows:

                                                                                                          For the
                                                                                  For the               Six Months
                                                                                Years Ended                Ended
                                                                               December 31,            December 31,
                                                                       ----------------------------
                                                                           2000            1999            1998
                                                                       -------------  -------------  ----------------
                                                                                    (Millions of dollars)

Sales and other revenue                                                   $   3,195     $   1,701       $    857
Purchases and transportation                                                  9,548         5,602          2,642
Service and technology expense                                                  402           659            297

NOTE 4 - SALE OF RECEIVABLES

Motiva has a third-party accounts receivable agreement under which it has the right to sell up to $200 million of trade accounts receivable on a continuing basis subject to limited recourse. Receivables sold under this facility totaled $1,066 million in 2000 and $403 million in 1999. The discount recorded on sales of trade receivables amounted to $3 million in 2000, $1 million in 1999 and $1 million for the six months ended December 31, 1998.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INVENTORIES

                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                       (Millions of dollars)

Crude oil and petroleum products                                                    $     473          $   558
Other merchandise                                                                          15               13
Materials and supplies                                                                     72               80
                                                                                    ---------          -------

     Total                                                                          $     560          $   651
                                                                                    ==========         ========

At December 31, 2000 and 1999, the excess of market value over the LIFO carrying value of crude oil and petroleum products inventories was approximately $638 million and $147 million, respectively.

Partial liquidation of inventories valued on a LIFO basis improved net income by $8 million in 2000 and $23 million in 1999.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                                            As of December 31,
                                                          ------------------------------------------------------
                                                                    2000                          1999
                                                          -------------------------     ------------------------
                                                            Gross            Net           Gross          Net
                                                          ---------      ----------     ----------     ---------
                                                                           (Millions of dollars)

Refining                                                  $   4,760      $    2,936     $    4,583     $   2,967
Marketing                                                     2,757           1,968          2,752         2,007
                                                          ----------     -----------    -----------    ---------
     Total                                                $   7,517      $    4,904     $    7,335     $   4,974
                                                          ==========     ===========    ===========    =========

Capital lease amounts included above                      $      24      $       10     $       24     $      11
                                                          ==========     ===========    ===========    =========

Interest expense capitalized as part of property, plant and equipment amounted to $8 million in 2000, $6 million in 1999 and $4 million for the six months ended December 31, 1998.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DEBT

Short-Term
Debt due within one year consisted of the following:

                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                       (Millions of dollars)

Commercial paper and extendible commercial notes                                    $   1,076          $ 1,133
Pollution control revenue bonds                                                           329              304
                                                                                    ---------          -------
                                                                                        1,405            1,437
Current maturities of long-term debt and capital lease obligation                          47                1
                                                                                    ---------          -------
                                                                                        1,452            1,438
Less: Short-term obligations intended to be refinanced:
     Commercial paper                                                                     900              900
     Pollution control revenue bonds                                                      200              175
                                                                                    ---------          -------
         Total                                                                      $     352          $   363
                                                                                    =========          =======

The weighted average interest rates for the commercial paper and extendible commercial notes outstanding at December 31, 2000 and 1999 were 6.63% and 5.99%, respectively.

The pollution control revenue bonds outstanding at December 31, 2000 and 1999 include five individual issues assumed from Shell totaling $129 million. Interest rates are currently reset on a daily basis for four of those issues and on a weekly basis for the remaining issue; the bonds may be converted from time to time to other modes. The weighted average interest rates for those issues at December 31, 2000 and 1999 were 5.07% and 5.29%, respectively. The bonds mature between 2005 and 2023, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. Pursuant to the terms of the underlying indentures, Shell retains liability for debt service on the issues Motiva assumed from Shell in the event that Motiva fails to perform its obligations.

Of the remaining $200 million in pollution control revenue bonds at December 31, 2000, $158 million have interest rates currently reset on a weekly basis and the other $42 million are marketed in a commercial paper mode. Any or all of these bonds may also be converted from time to time to other modes. Weighted average interest rates for the bonds reset weekly at December 31, 2000 and 1999 were 5.22% and 5.46%, respectively. For the issue marketed in a commercial paper mode, the weighted average interest rates at December 31, 2000 and 1999 were 6.72% and 6.03%, respectively. The bonds mature between 2014 and 2029, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets or commercial paper maturity. These bonds, as well as $900 million of Motiva's commercial paper and extendible commercial note obligations scheduled to mature in 2001, are reclassified to long-term debt at December 31, 2000, recognizing Motiva's intent and ability to refinance those issues on a long-term basis, if necessary, through the use of its $1.5 billion revolving credit facility.

Motiva has entered into borrowing agreements with a number of financial institutions to obtain funds on an "as available" basis at negotiated rates. The maximum amounts outstanding under these agreements during 2000 and 1999 were $100 million and $84 million, respectively. These facilities were unused as of December 31, 2000 and 1999.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DEBT  (continued)

Long-Term
Long-term debt consisted of the following:

                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                       (Millions of dollars)

Private placements                                                                  $     360          $   360
Capital lease obligation                                                                   16               17
                                                                                    ---------          -------
                                                                                          376              377
Less: Amounts due within one year                                                          47                1
                                                                                    ---------          -------
                                                                                          329              376
Add: Short-term obligations intended to be refinanced:
     Commercial paper                                                                     900              900
     Pollution control revenue bonds                                                      200              175
                                                                                    ---------          -------
         Total                                                                      $   1,429          $ 1,451
                                                                                    =========          =======

At December 31, 2000 and 1999, Motiva was party to a $1.5 billion extendible 364-day revolving credit facility with a syndicate of major U.S. and international banks. This facility, originally established in 1998 and renewed most recently in October 2000, is available as support for the issuance of Motiva's commercial paper and certain of its pollution control revenue bonds, as well as for working capital and for other general corporate purposes. Motiva had no amounts outstanding under this facility during 2000 or 1999. Motiva pays a facility fee based on its total amount. Under this agreement, interest on any amounts borrowed would be based on short-term rates at the time of borrowing.

Private placements of $360 million at December 31, 2000 and 1999 were assumed from Star, and consist of $110 million and $250 million issued to various insurance companies in 1991 and 1992, respectively. All of the notes carry fixed interest rates; the weighted average interest rates were 8.6% for the 1991 issue and 7.6% for the 1992 issue. These notes have varying maturities lasting until the year 2009.

All of Motiva's borrowings are unsecured and with the exception of the pollution control revenue bonds assumed from Shell, are non-recourse to the owners. Long-term debt borrowing agreements include financial covenants regarding net worth, leverage and liens.

The amounts of long-term debt maturities during each of the next five years are $45 million, $63 million, $65 million, $35 million and $0 million, respectively. The preceding maturities are before consideration of short-term obligations intended to be refinanced and also exclude the capital lease obligation.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DEBT  (continued)

Fair Value Of Financial Instruments
The estimated fair values of Motiva's long-term debt and related derivative financial instruments were as follows:

                                                                            As of December 31,
                                                          ------------------------------------------------------
                                                                    2000                          1999
                                                          -------------------------     ------------------------
                                                           Carrying         Fair          Carrying       Fair
                                                            Value           Value          Value         Value
                                                          ---------      ----------     ----------     ---------
                                                                           (Millions of dollars)

Long-term debt                                            $   1,429      $    1,448     $    1,451     $   1,460
Interest rate swaps                                              -                -              -            (1)

NOTE 8 - DERIVATIVES

Debt-Related Derivatives
Many of Motiva's interest-bearing liabilities reflected on its balance sheets are floating rate instruments. To reduce the impact of changes in interest rates on this floating rate debt, Motiva assumed certain interest rate swap agreements in the notional amount of $100 million previously entered into by Star. All such interest rate swaps required the counterparty of the swap to pay to Motiva a floating rate of interest on notional amounts of principal, and for Motiva to pay to the counterparty a fixed rate of interest on the same amounts of notional principal. In all cases, Motiva remains obligated to pay the variable rate owing to the holder of the underlying obligations. One swap with a notional amount of $20 million remained outstanding at December 31, 2000, and matured on February 5, 2001.

Each party to any interest rate swap agreement is exposed to credit risk for nonperformance of the other party. Motiva had such exposure prior to the maturity of the final swap agreement, but did not experience nonperformance by counterparties.

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

At December 31, 2000 and 1999, Motiva had open derivative commodity contracts required to be settled in cash, consisting mostly of futures. Notional contract amounts were $200 million and $192 million at December 31, 2000 and 1999, respectively. These amounts principally represent future values of contract volumes over the remaining duration of outstanding futures contracts at the respective dates. These contracts hedge a small fraction of Motiva's business activities, generally for periods within the next twelve months.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - DERIVATIVES (continued)

Commodity Derivatives (continued)
A significant factor impacting earnings during both 2000 and 1999 was the rapid increase in crude oil prices and market volatility. As a result, Motiva realized positive impacts to earnings through increased refining margins associated with the holding period for inventory.

Unrealized gains on open hedging positions at December 31, 2000 and 1999 were not significant. The earnings impact of closed hedging positions along with open and closed written options was a loss of $132 million and $89 million for the years ended December 31, 2000 and 1999, respectively, and was not significant for the six months ended December 31, 1998. The favorable impact of refining margins in 2000 and 1999 associated with the holding period for inventory was offset by the impact of hedging.

On January 1, 2001, Motiva adopted SFAS 133 as amended by SFAS 137 and SFAS 138. Motiva's results of operations and financial position will reflect the impact of the new standard commencing January 1, 2001. The cumulative effect of adoption at that date on net income and other comprehensive income, a component of owners' equity, was not material.

NOTE 9 - LEASE COMMITMENTS AND RENTAL EXPENSE

Motiva has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which Motiva is lessee.

Motiva has a one-year lease agreement, which began in April 2000 for a cogeneration plant constructed in proximity to Motiva's Delaware City refinery. The lease may be renewed at Motiva's option for seventeen consecutive one-year terms. Motiva has renewed the lease for the second one-year term beginning in April 2001. The minimum lease commitment for any twelve-month period is approximately $20 million (not included in the table below). Total project expenditures are approximately $352 million. At the end of any one-year lease term, if not renewed, Motiva has guaranteed a minimum recoverable residual value to the lessor of approximately 89 percent of the total project construction cost.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - LEASE COMMITMENTS AND RENTAL EXPENSE (continued)

As of December 31, 2000, Motiva had estimated minimum commitments for payment of rentals under leases, which, at inception, had a noncancelable term of more than one year, as follows:

                                                                                      Operating        Capital
                                                                                       Leases          Leases
                                                                                   --------------  ---------------
                                                                                       (Millions of dollars)
2001                                                                                 $       50       $       4
2002                                                                                         48               4
2003                                                                                         45               4
2004                                                                                         43               4
2005                                                                                         38               4
After 2005                                                                                  408               6
                                                                                     ----------      ----------
     Total lease commitments                                                         $      632              26
                                                                                     ==========
Less amounts representing interest                                                                           10
                                                                                                     ----------
     Present value of total capital lease obligation                                                         16
Less current portion of capital lease obligation                                                              2
                                                                                                     ----------
     Present value of long-term portion of capital lease obligation                                  $       14
                                                                                                     ==========

Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                                                                          For the
                                                                                  For the               Six Months
                                                                                Years Ended                Ended
                                                                               December 31,            December 31,
                                                                       ----------------------------
                                                                           2000            1999            1998
                                                                       -------------  -------------  ----------------
                                                                                    (Millions of dollars)
Rental expense:
    Minimum lease rentals                                                $      95      $      74       $       52
    Contingent rentals                                                           1              2                5
                                                                         ---------      ---------       ----------
        Total                                                                   96             76               57

Less rental income on properties subleased to others                            47             48               25
                                                                         ---------      ---------       ----------
        Net rental expense                                               $      49      $      28       $       32
                                                                         =========       ========       ==========

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - AFFILIATE OBLIGATIONS AND CONTRIBUTED LIABILITIES

On April 1, 1999, Shell, Texaco and Star employees designated as performing duties supporting Motiva were transferred to Equiva Services. At that time certain benefit liabilities were transferred to Equiva Services from Shell, Texaco and Star through their interests in Motiva and Equilon. Equiva Services' obligations transferred from Shell, Texaco and Star applicable to Motiva were recorded as reductions to Motiva's investment in Equiva Services. A related party obligation of $440 million at December 31, 1999 represented Motiva's obligation to Equiva Services for these employee benefit liabilities. Of this amount, $408 million was classified as long-term at December 31, 1999. On January 1, 2000, Equiva Services employees supporting Motiva and Equiva Trading became employees of the respective companies they support. Employee related benefit liabilities were transferred to Motiva, and through Motiva to Equiva Trading, at the same time. As a result of the transfer, Motiva's related party obligation to Equiva Services was reduced by $401 million. As a result of this transfer, the post-employment benefits and vacation obligations became direct liabilities of Motiva, and at December 31, 2000 were in the amounts of $98 million and $25 million respectively. Further, the pension liability became payable to the owners on January 1, 2000 and at December 31, 2000 was $230 million. As of December 31, 2000, Motiva had affiliate payables to Equiva Services and Equiva Trading totaling $56 million, representing its obligation for employee benefit liabilities of these entities. Of this amount, $48 million was classified as long-term.

The foregoing contribution of liabilities that were transferred from Shell, Texaco, and Star through Motiva to Equiva Services for employee benefit liabilities at April 1, 1999 was $337 million and included $202 million for pension related affiliate obligations, $110 million of post employment medical benefits and $25 million for vacation benefits. Additional information is disclosed in Note 11.

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

On January 1, 2000, employees directly supporting Motiva became employees of Motiva. Employees providing common crude and product logistical and trading support for both Motiva and Equilon became employees of Equiva Trading. Employees providing common financial, administrative, technical and other operational support to both Motiva and Equilon remain employees of Equiva Services. Employee related obligations, including liabilities for pension and other post-employment benefits for employees transferred to Motiva, were recorded as Motiva liabilities on January 1, 2000 with a corresponding reduction in the affiliate payable to Equiva Services. Employee related liabilities for employees transferred from Equiva Services to Equiva Trading were transferred to Equiva Trading through Motiva and Equilon. Motiva's share of these liabilities was recorded as a long-term affiliate payable to Equiva Trading.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Pension Related Affiliate Obligations
Concurrently with their transfer from the owner companies, employees retained certain pension benefits for future pay increases under the owner company pension plans. Under agreements with Shell, Texaco and SRI, the owner companies will be reimbursed for past service pension benefits attributable to these future pay benefits at April 1, 1999, as well as future increases in the related projected benefit obligation under the owner companies' qualified pension plans. These reimbursements will be made at the time employees receive benefits from owner company plans. The following summarizes the reimbursement owed to the owner companies and components of accrual expense:

                                                                                        2000          1999 (a)
                                                                                   --------------  ---------------
                                                                                       (Millions of dollars)

Projected benefit obligation at January 1, 2000 and April 1, 1999                     $    143          $   148
Interest cost                                                                               12                8
Actuarial gain                                                                              (6)             (13)
                                                                                      --------          -------
    Projected benefit obligation at December 31                                            149              143
Unrecognized net gain                                                                       18               13
                                                                                      --------          -------
    Accrued past service pension liability at December 31                             $    167           $  156
                                                                                      ========          =======

Weighted average assumptions at December 31
   Discount rate                                                                           7.5%             8.0%
   Rate of compensation increase                                                           4.0%             4.5%

Components of net accrual expense
   Interest cost                                                                      $     11          $     8
                                                                                      ========          =======

 (a) Represents amounts applicable to Equiva Services employees working on behalf of Motiva for the nine-month period from April 1, 1999 to December 31, 1999.

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

Motiva's obligation is a percentage of the total premiums required. This percentage varies from 60% to 80% of total cost depending on the sum of the employee's total years of age plus service at the time of retirement. The assumed annual health care cost trend rate used in measuring the accumulated post-employment benefit obligation (APBO) was 9.0% in 2000, decreasing to 5.0% by 2008 and remaining at that level thereafter. Assuming a 1% increase in the annual rate of increase of required medical premiums, the APBO and annual expense would increase by approximately $19 million and $1 million, respectively.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Post-Employment Benefits (continued)
In addition to medical benefits, Motiva and Equiva Services provide retiree life insurance benefits to certain employees who transferred from Texaco and Star. These employees must be of age 50 at April 1, 1999 with 5 years of service at the time of transfer and retire at a minimum age of 55 with at least 10 years of service in order to be eligible. Net post-employment benefit costs for 2000 and for the period of April 1, 1999 to December 31, 1999 were as follows:

                                                                                        2000          1999 (b)
                                                                                   --------------  ---------------
                                                                                       (Millions of dollars)

Service cost                                                                          $      2          $    2
Interest cost                                                                                6               5
Amortization of prior service cost                                                          (2)             (2)
                                                                                      ---------         -------
     Accrued expense                                                                  $      6          $    5
                                                                                      ========          ======

(b) Represents amounts applicable to Equiva Services employees working on behalf of Motiva for the nine-month period from April 1, 1999 to December 31, 1999.

The status of other post-employment plans as of December 31, 2000 and 1999 was as follows:

                                                                                        2000          1999 (c)
                                                                                   --------------  ---------------
                                                                                       (Millions of dollars)

Benefit obligation at January 1, 2000 and April 1, 1999                               $      71         $    75
Service cost                                                                                  2               2
Interest cost                                                                                 6               4
Actuarial (gain)/loss                                                                        22             (10)
                                                                                      ---------         -------
     Benefit obligation at December 31                                                      101              71
Unrecognized prior service cost                                                              20              22
Unrecognized gain/(loss)                                                                    (23)              -
                                                                                      ---------         -------
     Accrued post-employment benefit obligation at December 31                        $      98         $    93
                                                                                      =========         =======


 (c) Represents amounts applicable to Equiva Services employees working on behalf of Motiva for the nine-month period from April 1, 1999 to December 31, 1999.

Pension Plans
Effective April 1, 1999, Equiva Services established a cash balance defined benefit pension plan covering substantially all of its employees. Company contributions under the plan are between 3% and 7% of compensation based on years of service, age, and covered compensation. Individual employee accounts are credited each month with employer contributions and interest on the account balance at an interest rate adjusted quarterly. Currently the interest rate is 5.80% per annum. Assets of the plan are comprised of equity securities and fixed income securities. Motiva and Equiva Services' funding policy is to contribute all pension costs accrued to the extent required by federal tax regulations.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Pension Plans (continued)
The following table sets forth information related to changes in the benefit obligations, change in plans assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Motiva's pension plan.

                                                                                         As of December 31,
                                                                                   -------------------------------
                                                                                        2000          1999 (d)
                                                                                   --------------  ---------------
                                                                                       (Millions of dollars)

Change in benefit obligation
     Projected benefit obligation at January 1, 2000 and April 1, 1999               $       10      $        -
     Service cost                                                                            14              11
     Interest cost                                                                            1               -
     Actuarial gain                                                                           -              (1)
     Benefits paid                                                                           (1)              -
                                                                                     ----------      ----------
         Projected benefit obligation at December 31                                 $       24      $       10
                                                                                     ===========     ==========

Change in plan assets
     Fair value of plan assets at January 1, 2000 and April 1, 1999                  $        -      $        -
     Actual return on plan assets, net of expenses                                           (1)             (1)
     Employer contributions                                                                  12               1
     Benefits paid                                                                           (1)              -
                                                                                     ----------      ----------
         Fair value of plan assets at December 31                                    $       10      $        -
                                                                                     ==========      ==========

Funded status at December 31
     Obligation greater than assets                                                  $       14      $       10
     Unrecognized net gain/(loss)                                                            (1)              -
                                                                                     -----------     ----------
         Accrued pension liability at December 31                                    $       13      $       10
                                                                                     ==========      ==========

Weighted average assumptions at December 31
     Discount rate                                                                          7.5%            8.0%
     Expected return on plan assets                                                         9.0%            9.0%
     Rate of compensation increase                                                          4.0%            4.5%

Components of net periodic benefit costs
     Service cost                                                                    $       14      $       11
     Interest cost                                                                            1               -
                                                                                     ----------      ----------
         Net periodic benefit costs                                                  $       15      $       11
                                                                                     ==========      ==========

(d) Represents amounts applicable to Equiva Services employees working on behalf of Motiva for the nine-month period from April 1, 1999 to December 31, 1999.

                             MOTIVA ENTERPRISES LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

Employee Termination Benefits
The joint venture agreements provide for Motiva and Equilon to determine the appropriate staffing levels for their businesses. To the extent those staffing needs resulted in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees were entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Motiva and Equilon have reimbursed the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

The formation of Motiva and Equilon resulted in the termination of 1,658 employees. The separations were substantially complete as of December 31, 1999. In 1998, Motiva recorded a charge of $28 million for its share of reimbursable severance and other benefit costs as selling, general and administrative expenses in the Statement of Income. An additional provision of $3 million was recorded to selling, general and administrative expenses in 1999. Motiva reimbursed the employer companies $2 million in 2000, $26 million in 1999 and $3 million in 1998 for the termination benefits.

NOTE 12 - CONTINGENT LIABILITIES

Except for environmental obligations, Motiva generally did not assume any contingent liabilities with respect to events occurring before July 1, 1998.

While it is impossible to ascertain the ultimate legal and financial liability with respect to many contingent liabilities and commitments (including lawsuits, claims, guarantees, federal regulations, environmental issues, etc.), Motiva has accrued amounts related to certain such liabilities. Motiva does not expect that the aggregate amount of commitments and contingent liabilities in excess of amounts accrued at December 31, 2000 and 1999, if any, will have a material effect on the financial position or results of operations of Motiva.

NOTE 13 - TAXES

Motiva, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of Motiva included in the owners' earnings for the determination of income tax liability.

Excise taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $4,200 million in 2000, $3,527 million in 1999 and $2,062 million for the six months ended December 31, 1998.

                                                                        APPENDIX

DESCRIPTION OF GRAPHIC/IMAGE/ILLUSTRATION MATERIAL INCLUDED IN
EXHIBIT 13 - TEXACO INC.'S 2000 ANNUAL REPORT TO STOCKHOLDERS

The following information is depicted in graphic/image/illustration form in Texaco Inc.'s 2000 Annual Report to Stockholders filed as Exhibit 13 to Texaco Inc.'s 2000 Annual Report on Form 10-K and all page references included in the following descriptions are to the actual and complete paper format version of Texaco Inc.'s 2000 Annual Report to Stockholders as provided to Texaco Inc.'s stockholders:

This Appendix describes the graphic material contained in the portion of Texaco Inc.'s 2000 Annual Report to Stockholders which is incorporated by reference into Texaco Inc.'s 2000 Annual Report on Form 10-K, in response to Form 10-K,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

1. The first graph is located on Page 28. The bar graph is entitled "Average Price Per Barrel of West Texas Intermediate (WTI) Crude Oil" and is reflected in dollars. The average price per barrel of West Texas Intermediate crude oil, in dollars, for each year are depicted as follows:

                            1998                       $14.39
                            1999                       $19.31
                            2000                       $30.37

         Below the graph a footnote appears which states, "Prices in 2000 reached their highest average level since 1982."

2. The second graph is located on Page 28. The bar graph is entitled "Average Price Per MCF of U. S. Natural Gas at Henry Hub" and is reflected in dollars. The average price per MCF of U. S. natural gas at Henry Hub, in dollars, for each year are depicted as follows:

                            1998                       $2.17
                            1999                       $2.35
                            2000                       $3.99

         Below the graph a footnote appears which states, "Prices in 2000 reached record highs."

3. The third graph is located on Page 28. The bar graph is entitled "Average OPEC Crude Oil Production" and is reflected in millions of barrels a day. The average OPEC crude oil production, in millions of barrels a day, for each year are depicted as follows:

                            1998                       27.8
                            1999                       26.5
                            2000                       27.9

         Below the graph a footnote appears which states, "OPEC increased production in 2000 to stabilize prices."

4. The fourth graph is located on Page 29. The bar graph is entitled "Worldwide Revenues from Sales and Services" and is reflected in billions of dollars. The worldwide revenues from sales and services, in billions of dollars, for each year are depicted as follows:

                  1998                                 $30.9
                  1999                                 $35.0
                  2000                                 $50.1

         Below the graph a footnote appears which states, "Our revenues in 2000 reflect the run-up in crude oil, refined product and natural gas prices."

5. The fifth graph is located on Page 31. The bar graph is entitled "Worldwide Finding and Development Costs Per Barrel of Oil Equivalent" and is reflected in dollars. The worldwide finding and development costs per barrel of oil equivalent, in dollars, for each year are depicted as follows:

                            1998                       $3.45
                            1999                       $4.37
                            2000                       $3.62

         Below the graph a footnote appears which states, "Our finding and development costs remain at competitive levels."

6. The sixth graph is located on Page 32. The bar graph is entitled "U. S. Lifting Costs Per BOE" and is reflected in dollars. The U.S. lifting costs per BOE, in dollars, for each year are depicted as follows:


                  1998                                 $4.07
                  1999                                 $4.01
                  2000                                 $5.05

         Below the graph a footnote appears which states, "The increase in our lifting costs in 2000 reflects the effect of sharply higher oil and gas prices on utility expenses and production taxes."

7. The seventh graph is located on Page 34. The bar graph is entitled "International Net Proved Reserves" and is reflected in millions of barrels of oil equivalent. The

         International net proved reserves, in millions of barrels of oil equivalent, for each year are depicted as follows:


                                   Crude Oil        Natural Gas        Total
                                   ---------        -----------        -----
                  1998               1,749             402             2,151
                  1999               1,698             650             2,348
                  2000               1,958             644             2,602

         Below the graph a footnote appears which states, "Net proved reserves increased in 2000 due to the Hamaca project in Venezuela."

8. The eighth graph is located on Page 34. The bar graph is entitled "International Upstream Capital and Exploratory Expenditures" and is reflected in billions of dollars. The International upstream capital and exploratory expenditures, in billions of dollars, for each year are depicted as follows:

                            1998                         $1.219
                            1999                         $1.823
                            2000                         $1.967

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

9. The ninth graph is located on Page 37. The bar graph is entitled "International Refined Product Sales" and is reflected in thousands of barrels a day. The International refined product sales, in thousands of barrels a day, for each year and geographical location are depicted as follows:

                     Caltex    Europe      Other     LA/WA       Total
                     ------    ------      -----     -----       -----
          1998        593         571        59       462        1,685
          1999        614         606        76       493        1,789
          2000        540         636        92       484        1,752

         Below the graph a footnote appears which states, "International sales volumes held steady in 2000."

10. The tenth graph is located on Page 41. The bar graph is entitled "Capital and Exploratory Expenditures - Geographical" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and geographical location are depicted as follows:

                            United States         International        Total
                            -------------         -------------        -----
             1998                 $2.020              $1.999           $4.019
             1999                 $1.400              $2.493           $3.893
             2000                 $1.718              $2.516           $4.234

         Below the graph a footnote appears which states, "Our U. S. expenditures increased by almost 23% in 2000."

11. The eleventh graph is located on Page 41. The bar graph is entitled "Capital and Exploratory Expenditures - Functional" and is reflected in billions of dollars. Capital and exploratory expenditures, in billions of dollars, for each year and function are depicted as follows:

                                Global gas, power   Refining, marketing,
              Exploration and       and energy          distribution
                production          technology            and other       Total
                ----------          ----------            ---------       -----
       1998        $2.655              $0.185                $1.179       $4.019
       1999        $2.723              $0.279                $0.891       $3.893
       2000        $3.055              $0.333                $0.846       $4.234

         Below the graph a footnote appears which states, "We continued our emphasis on exploration and production projects, which was 72% of our spending."



         BGM
         APPENDIX.doc

                                INDEX TO EXHIBITS

     The exhibits designated by an asterisk are incorporated herein by reference to documents previously filed by Texaco Inc. with the Securities and Exchange Commission, SEC File No. 1-27.

     Exhibits

         (2.1) Agreement and Plan of Merger dated as of October 15, 2000 among Chevron
               Corporation, Texaco Inc. and Keepep Inc. (Schedules and Exhibits omitted), filed as Exhibit 2.1 to Texaco Inc.'s Current Report on Form 8-K, dated
               October 16, 2000, incorporated herein by reference, SEC File No. 1-27.                           *

         (2.2) Stock Option Agreement dated as of October 15, 2000 between Chevron
               Corporation and Texaco Inc., filed as Exhibit 2.2 to Texaco Inc.'s Current
               Report on Form 8-K, dated October 16, 2000, incorporated herein by reference,
               SEC File No. 1-27.                                                                               *

         (2.3) Stock Option Agreement dated as of October 15, 2000 between Chevron
               Corporation and Texaco Inc., filed as Exhibit 2.3 to Texaco Inc.'s Current
               Report on Form 8-K, dated October 16, 2000, incorporated herein by reference,
               SEC File No. 1-27.                                                                               *

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

         (3.2) Copy of By-Laws of Texaco Inc., as amended to and including October
               15, 2000,  filed as Exhibit 3.2 to Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly  period ended  September 30, 2000, dated  November 9, 2000,  incorporated  herein by reference,  SEC
               File No. 1-27.                                                                                   *

      (4.1(a)) Form of Amended Rights Agreement, dated as of March 16, 1989, as amended as of April 28, 1998, between Texaco Inc. and ChaseMellon Shareholder Services, L.L.C.,
               as Rights Agent, filed as Exhibit I, pages 40 through 78, of Texaco Inc.'s proxy statement dated March 17, 1998, incorporated herein by reference, SEC
               File No. 1-27.                                                                                   *
      (4.1(b)) Form of Amendment No. 1, dated as of October 15, 2000 to the Amended Rights Agreement,
               dated as of March 16, 1989, as amended as of April 28, 1998, between Texaco Inc. and
               ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 2 of Texaco
               Inc.'s Amendment No. 1 to Form 8-A, dated October 25, 2000, incorporated herein by
               reference, SEC File No. 1-27.                                                                    *
  (10(iii)(a)) Form of severance agreement between Texaco Inc. and elected officers of
               Texaco Inc., filed as Exhibit 10(iii)(a) to Texaco Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1998, dated March 25, 1999,
               incorporated herein by reference, SEC File No. 1-27.                                             *
  (10(iii)(b)) Employment agreement dated December 30, 1997, between Texaco Inc.
               and Mr. John J. O'Connor, Senior Vice President of Texaco Inc., filed as
               Exhibit 10(iii)(b) to Texaco Inc.'s Annual Report on Form 10-K for the
               year ended December 31, 1998, dated March 25, 1999, incorporated herein
               by reference, SEC File No. 1-27.                                                                 *

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

        (12.1) Computation of Ratio of Earnings to Fixed Charges of Texaco on a
               Total Enterprise Basis.

        (12.2) Definitions of Selected Financial Ratios.

          (13) Copy of those  portions of Texaco  Inc.'s  2000 Annual  Report to
               Stockholders that are incorporated herein by reference into this Annual Report on Form 10-K.

          (21) Listing of significant Texaco Inc. subsidiary companies and the name of the state or other jurisdiction in which each subsidiary was organized.

        (23.1) Consent of Arthur Andersen LLP.

        (23.2) Consent of KPMG (regarding its report on the combined financial statements of the Caltex Group of Companies).

        (23.3) Consent of Arthur  Andersen  LLP and  PricewaterhouseCoopers  LLP
               (regarding their report on the consolidated financial statements of Equilon Enterprises LLC).

        (23.4) Consent of Arthur  Andersen LLP,  PricewaterhouseCoopers  LLP and
               Deloitte & Touche LLP (regarding their report on the financial statements of Motiva Enterprises LLC).


        (24.1) Power of Attorney. Powers of Attorney for certain directors and officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s
               Annual Report on Form 10-K on their  behalf,  filed as Exhibit 24 to Texaco  Inc.'s  Annual Report on Form 10-K for the year ended
               December 31, 1999, dated March 24, 2000, incorporated herein by reference,
               SEC File No. 1-17.                                                                               *

        (24.2) Power of Attorney. Power of Attorney for Glenn F. Tilton, Chairman of
               the Board and Chief Executive Officer of Texaco Inc., authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on his behalf.

        (24.3) Power of Attorney. Power of Attorney for Robert J. Eaton, a director of
               Texaco Inc., authorizing, among other things, the signing of Texaco Inc.'s
               Annual Report on Form 10-K on his behalf.