Form 10-Q
period 2001-03-31
TEXACO INC
filed 2001-05-14
CIK 97349

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


For the quarterly period ended March 31, 2001        Commission file number 1-27


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

     As of April 30, 2001, there were 550,943,922 shares outstanding of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                                   TEXACO INC.
                                    FORM 10-Q
                            For the Quarterly Period
                              Ended March 31, 2001


                                Table of Contents


                                                                                                        Page

Part I. Financial Information

Item 1. Financial Statements
  Consolidated Statements of Income for the
     three months ended March 31, 2001 and 2000                                                           1

  Consolidated Balance Sheets as of March 31, 2001
     and December 31, 2000                                                                                2

  Condensed Consolidated Statements of Cash Flows for
     the three months ended March 31, 2001 and 2000                                                       3

  Condensed Consolidated Statements of Comprehensive
     Income for the three months ended March 31, 2001 and 2000                                            4

  Notes to Condensed Consolidated Financial Statements                                                   4-9

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                                   10-16

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                                                            17



Part II. Other Information

Item 1. Legal Proceedings                                                                                18

Item 5. Other Information                                                                               18-20

Item 6. Exhibits and Reports on Form 8-K                                                                 21

Signatures                                                                                               22

Exhibits

Exhibit 10(iii)(k). Separation Agreement and General Release dated May 2, 2001, between Texaco Inc. and Mr. Peter I. Bijur

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges


                         PART I - FINANCIAL INFORMATION

                                   TEXACO INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  --------------------------------------------
                  (Millions of dollars, except per share data)

                                                                                        (Unaudited)
                                                                               --------------------------
                                                                                   For the three months
                                                                                      ended March 31,
                                                                                --------------------------
                                                                                   2001              2000
                                                                                   ----              ----
         REVENUES
              Sales and services                                                 $13,872           $11,086
              Equity in income of affiliates,
                  interest, asset sales and other                                    262               185
                                                                                 -------           -------
                                                                                  14,134            11,271
                                                                                 -------           -------
         DEDUCTIONS
              Purchases and other costs                                           11,093             8,630
              Operating expenses                                                     656               590
              Selling, general and administrative expenses                           344               325
              Exploratory expenses                                                    49                53
              Depreciation, depletion and amortization                               319               484
              Interest expense                                                       115               122
              Taxes other than income taxes                                          116               103
              Minority interest                                                       41                27
                                                                                 -------           -------
                                                                                  12,733            10,334
                                                                                 -------           -------

         Income before income taxes                                                1,401               937

         Provision for income taxes                                                  568               363
                                                                                 -------           -------
         NET INCOME                                                              $   833           $   574
                                                                                 =======           =======
         Per common share
              Basic net income                                                   $  1.53           $  1.05
              Diluted net income                                                 $  1.53           $  1.05

              Cash dividends paid                                                $   .45           $   .45



          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Millions of dollars)

                                                                                         March 31,               December 31,
                                                                                           2001                      2000
                                                                                        -----------              -----------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   333                $   207
      Short-term investments - at fair value                                                      60                     46
      Accounts and notes receivable, less allowance for doubtful
           accounts of  $26 million in 2001 and $27 million in 2000                            5,885                  5,583
      Inventories                                                                              1,466                  1,023
      Deferred income taxes and other current assets                                             474                    194
                                                                                             -------                -------
           Total current assets                                                                8,218                  7,053

   Investments and Advances                                                                    6,899                  6,889

   Properties, Plant and Equipment - at cost                                                  33,300                 32,821
   Less - Accumulated Depreciation, Depletion and Amortization                                17,407                 17,140
      Net properties, plant and equipment                                                     15,893                 15,681

   Deferred Charges                                                                            1,341                  1,244
                                                                                             -------                -------

           Total                                                                             $32,351                $30,867
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                        $   354                $   376
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   4,274                  3,314
           Accrued liabilities                                                                 1,165                  1,347
      Income and other taxes                                                                   1,140                    947
                                                                                             -------                -------
           Total current liabilities                                                           6,933                  5,984

   Long-Term Debt and Capital Lease Obligations                                                6,544                  6,815
   Deferred Income Taxes                                                                       1,625                  1,547
   Employee Retirement Benefits                                                                1,098                  1,118
   Deferred Credits and Other Non-current Liabilities                                          1,370                  1,246
   Minority Interest in Subsidiary Companies                                                     702                    713
                                                                                             -------                -------
           Total                                                                              18,272                 17,423
   Stockholders' Equity
      Market auction preferred shares                                                            300                    300
      Common stock (authorized: 850,000,000 shares, $3.125 par value;
           567,576,504 shares issued)                                                          1,774                  1,774
      Paid-in capital in excess of par value                                                   1,309                  1,301
      Retained earnings                                                                       11,883                 11,297
      Unearned employee compensation and benefit plan trust                                     (300)                  (310)
      Accumulated other comprehensive income (loss)
         Currency translation adjustment                                                        (104)                  (106)
         Minimum pension liability adjustment                                                    (18)                   (27)
         Unrealized net gain on investments                                                        4                      3
         Deferred hedging loss                                                                   (13)                    --
                                                                                             -------                -------
           Total                                                                                (131)                  (130)
                                                                                             -------                -------
                                                                                              14,835                 14,232
      Less - Common stock held in treasury, at cost                                              756                    788
                                                                                             -------                -------
         Total stockholders' equity                                                           14,079                 13,444
                                                                                             -------                -------
           Total                                                                             $32,351                $30,867
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

                                   TEXACO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                              (Millions of dollars)

                                                                                                     (Unaudited)
                                                                                             ------------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                             ------------------------
                                                                                              2001               2000
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $ 833             $  574
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                               319                484
         Deferred income taxes                                                                   72               (103)
         Minority interest in net income                                                         41                 27
         Dividends from affiliates, less than equity
            in income                                                                           (49)               (21)
         Gains on asset sales                                                                    (9)               (22)
         Changes in operating working capital                                                    52                (35)
         Other - net                                                                             77                 96
                                                                                              -----              -----
            Net cash provided by operating activities                                         1,336              1,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                        (636)              (577)
   Proceeds from asset sales                                                                     30                271
   Purchases of investment instruments                                                         (100)              (112)
   Sales/maturities of investment instruments                                                    88                 95
                                                                                              -----              -----
            Net cash used in investing activities                                              (618)              (323)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                                54                555
         Repayments                                                                            (732)              (731)
   Net increase (decrease) in other borrowings                                                  392                (42)
   Purchases of common stock                                                                     --                 (1)
   Dividends paid to the company's stockholders
      Common                                                                                   (243)              (245)
      Preferred                                                                                  (2)                (5)
   Dividends paid to minority stockholders                                                      (51)               (28)
                                                                                              -----              -----
            Net cash used in financing activities                                              (582)              (497)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes on cash and cash equivalents                                 (10)                (5)
                                                                                              -----              -----
   Increase during period                                                                       126                175
   Beginning of year                                                                            207                419
                                                                                              -----              -----
   End of period                                                                              $ 333             $  594
                                                                                              =====             ======


          See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            ---------------------------------------------------------
                              (Millions of dollars)

                                                                                                     (Unaudited)
                                                                                              ------------------------
                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              ------------------------
                                                                                              2001               2000
                                                                                              ----               ----

   NET INCOME                                                                                  $833               $574
   Other comprehensive income (loss), net of tax
      Currency translation adjustment                                                             2                 --
      Minimum pension liability adjustment                                                        9                (4)
      Unrealized net gain on investments                                                          1                  6
      Deferred hedging loss                                                                    (13)                 --
                                                                                               ----               ----
                                                                                                (1)                  2
                                                                                               ----               ----
   COMPREHENSIVE INCOME                                                                        $832               $576
                                                                                               ====               ====






                                   TEXACO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1. Basis of Preparing Interim Financial Statements
-------------------------------------------------------

The accompanying unaudited consolidated interim financial statements of Texaco Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted from these financial statements certain footnotes and other information included in our 2000 Annual Report on Form 10-K. You should read these unaudited condensed financial statements in conjunction with our 2000 Annual Report. All dollar amounts are in millions, unless otherwise noted.

We have consistently applied the accounting policies described in our 2000 Annual Report on Form 10-K in preparing the unaudited financial statements for the three-month periods ended March 31, 2001 and 2000, except for the adoption of SFAS No. 133, as discussed in Note 2. We have made all adjustments and disclosures necessary, in our opinion, to present fairly our results of operations, financial position and cash flows for such periods. These adjustments were of a normal recurring nature. The information is subject to year-end audit by independent public accountants.

The results for the interim periods are not necessarily indicative of trends or future financial results.

Note 2.  Adoption of SFAS No. 133 and  SFAS No. 138
-------------------------------------------------

On January 1, 2001 Texaco adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. The standards also require formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied. The cumulative effects of adoption of these standards on net income and other comprehensive income were not material to net income for the three months ended March 31, 2001 and stockholders' equity at January 1, 2001.

Our derivative usage is principally commodity futures, forwards and swaps; foreign currency forwards; and interest rate swaps.

For economic hedges of commodities, we purchase and sell commodity derivatives covering percentages of our total estimated exposures. The percentages vary by type of exposure and are adjusted from time to time based on forecasted trends and overall business objectives. We may or may not apply hedge accounting as fair value hedges or cash flow hedges. For our limited trading for profit activity not accounted for as hedges, we purchase or sell commodity derivatives based upon management's assessment of forecasted trends and other factors affecting the prices of crude oil, natural gas and petroleum products.

We use foreign currency forwards to create an economic hedge of our balance sheet exposure in certain currencies for monetary assets and liabilities (cash, cash equivalents, receivables, payables and debt). Gains and losses on forward contracts used for this purpose are marked to market through earnings in accordance with SFAS No. 52, "Foreign Currency Translation." We also use short-term foreign currency forwards under a rollover strategy as cash flow hedges for percentages of forecasted foreign currency capital expenditures scheduled to occur within specified future time periods. After project start-up, the deferred hedge gains and losses are amortized to depreciation expense under the depreciation basis and life applied to the hedged asset's capitalized cost.

We utilize receive fixed-rate, pay floating-rate interest rate swaps as fair value hedges of a portion of our fixed-rate debt. The percentage of our debt hedged in this manner changes from time to time based upon the amount of swaps required to achieve the desired ratio of floating rate to fixed rate exposure in our total debt portfolio.

We record hedge ineffectiveness on fair value hedges and cash flow hedges to revenues. There were no material ineffectiveness amounts reflected in earnings for the three months ended March 31, 2001.

Amounts recorded in comprehensive income from cash flow hedges of forecasted commodities transactions and foreign currency capital expenditures will reverse to earnings at the time the associated hedged transactions affect earnings. The amounts in the current balance sheet expected to reverse from this account within the next 12 months are not material.

The maximum length of time over which we hedge future cash flows for forecasted transactions normally does not exceed two years.

Note 3. Net Income Per Common Share
-----------------------------------

                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                     ---------------------
                                                                                                       2001           2000
                                                                                                       ----           ----
                                                                                                           (Unaudited)
Basic Net Income Per Common Share:
   Net income                                                                                         $   833       $   574

   Less: Preferred stock dividends                                                                          3             3
                                                                                                      -------       -------

   Net income available for common stock                                                              $   830       $   571
                                                                                                      =======       =======

   Weighted average shares outstanding (thousands)                                                    541,052       543,899
                                                                                                      =======       =======

   Basic net income per common share (dollars)                                                        $  1.53       $  1.05
                                                                                                      =======       =======

Diluted Net Income Per Common Share:
   Net income available for common stock                                                              $   830       $   571

   Adjustment for the dilutive effect of
      stock-based compensation                                                                             --             1
                                                                                                      -------       -------

   Income for diluted earnings per share                                                              $   830       $   572
                                                                                                      =======       =======

   Weighted average shares outstanding (thousands)                                                    541,052       543,899

   Dilutive effect of stock-based compensation (thousands)                                              1,907         1,579
                                                                                                      -------       -------

   Weighted average shares outstanding for diluted
      computation (thousands)                                                                         542,959       545,478
                                                                                                      =======       =======

   Diluted net income per common share (dollars)                                                      $  1.53       $  1.05
                                                                                                      =======       =======

Note 4. Segment Information
---------------------------

                                                      Sales and Services
                                                   ------------------------------        After               Assets
                                                              Inter-                      Tax                  at
Quarter Ended March 31, 2001                       Outside     Segment      Total    Profit (Loss)         Quarter-End
----------------------------                       -------     -------      -----    -------------         -----------
                                                                               (Unaudited)
Exploration and production
     United States                                 $   940    $    895    $ 1,835         $   589            $ 8,426
     International                                   1,005         109      1,114             243              6,429
Refining, marketing and distribution
     United States                                   1,502           9      1,511              38              3,698
     International                                   6,851          91      6,942              88              9,070
Global gas, power and energy technology              3,568          43      3,611               5              3,072
                                                   -------    --------    -------         -------            -------
     Segment totals                                $13,866    $  1,147     15,013             963             30,695
                                                   =======    ========
Other business units                                                            9              (3)               474
Corporate/Non-operating                                                         2            (127)             1,543
Intersegment eliminations                                                  (1,152)             --               (361)
                                                                          -------         -------            -------
     Consolidated                                                         $13,872         $   833            $32,351
                                                                          =======         =======            =======




                                                      Sales and Services
                                                  ------------------------------         After               Assets
                                                              Inter-                       Tax                 at
Quarter Ended March 31, 2000                       Outside    Segment    Total       Profit (Loss)      December 31, 2000
----------------------------                       -------    -------    -----       -------------      -----------------
                                                                     (Unaudited)
Exploration and production
     United States                                 $   823      $430   $ 1,253           $ 294               $ 8,442
     International                                     873       411     1,284             293                 6,343
Refining, marketing and distribution
     United States                                   1,380        24     1,404              18                 3,495
     International                                   6,721        95     6,816              51                 8,865
Global gas, power and energy technology              1,285        35     1,320              20                 2,580
                                                   -------      ----   -------           -----               -------
     Segment totals                                $11,082      $995    12,077             676                29,725
                                                   =======      ====
Other business units                                                        10              --                   341
Corporate/Non-operating                                                      1            (102)                1,185
Intersegment eliminations                                               (1,002)             --                  (384)
                                                                       -------           -----               -------
     Consolidated                                                      $11,086           $ 574               $30,867
                                                                       =======           =====               =======

Note 5. Inventories
-------------------

The inventory accounts of Texaco are presented below:

                                                                                                 As of
                                                                                --------------------------------------
                                                                                 March 31,                December 31,
                                                                                   2001                       2000
                                                                                -----------               ------------
                                                                                (Unaudited)

     Crude oil                                                                    $  178                    $  127
     Petroleum products and other                                                  1,116                       732
     Materials and supplies                                                          172                       164
                                                                                  ------                    ------
          Total                                                                   $1,466                    $1,023
                                                                                  ======                    ======


Note 6. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis:

                                                                              For the three months
                                                                                 ended March 31,
                                                                            -----------------------
                                                                              2001            2000
                                                                              ----            ----
                  Gross revenues                                            $11,151          $9,957
                  Income (loss) before income taxes                         $    39          $  (31)


Summarized unaudited financial information for Motiva is presented below on a 100% Motiva basis. Motiva is owned by Texaco, Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and Shell Oil Company. Under the terms of the Limited Liability Agreement for Motiva, the interests in Motiva are subject to annual adjustment through year-end 2005, based on the performance of the assets contributed to Motiva. Accordingly, the interests in Motiva will be adjusted effective as of January 1, 2001. We expect that when the calculations are finalized, Texaco and Saudi Refining, Inc. will each have 35% and Shell will have 30% of Motiva. These percentages will be effective through year-end 2001. The Agreement provides that a final ownership percentage will be calculated following the end of 2005.

                                                                              For the three months
                                                                                 ended March 31,
                                                                             ---------------------
                                                                              2001            2000
                                                                              ----            ----
                  Gross revenues                                             $4,730          $4,391
                  Income before income taxes                                 $  130          $   63

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

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis:

                                                                              For the three months
                                                                                 ended March 31,
                                                                            -----------------------
                                                                              2001            2000
                                                                              ----            ----
                  Gross revenues                                             $3,977          $4,253
                  Income before income taxes                                 $  345         $   219
                  Net income                                                 $  206         $   102


Note 7. Commitments and Contingencies
-------------------------------------

Information relative to commitments and contingent liabilities of Texaco is presented in Note 15, Other Financial Information, Commitments and Contingencies, pages 68-69, of our 2000 Annual Report.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's income before special items and net income for the first quarter of 2001 and 2000. All dollar amounts are in millions, unless otherwise noted.

                                                                   For the three months
                                                                      ended March 31,
                                                                  ----------------------
                                                                   2001             2000
                                                                   ----             ----
                                                                       (Unaudited)

                  Income before special items                     $ 836            $ 602
                       Per share (dollars)                        $1.54            $1.10
                  Net income                                      $ 833            $ 574
                       Per share (dollars)                        $1.53            $1.05

Our first quarter results follow our record fourth quarter and mark the third consecutive quarter that earnings surpassed $800 million. Propelled by strong worldwide crude oil and U.S. natural gas prices, our upstream results were their highest ever. Operationally, we exceeded our production target for the quarter and made excellent progress on our major development projects. In the Philippines, the topsides of the Malampaya project platform were set and we remain on target for first production in the fourth quarter with first delivery of gas in January 2002. In the U.K. North Sea, we are drilling new producing wells at the Captain B expansion project which will ramp up field production this year by 25,000 barrels per day by the third quarter.

We also continue to progress our high-impact international deepwater exploration program. In Nigeria, the Agbami 3 well successfully appraised the west end of the field extending its areal limits. In Brazil, our drilling program began with the drilling of two of five planned exploration wells.

Downstream earnings were mixed. While refining margins improved in some areas, including the U.S.
East and Gulf Coasts where Motiva operates, high utility costs and tight margins burdened refining results elsewhere. Competitive pressures in all regions, especially the U.S. West Coast, caused lower retail marketing results as these operations were unable to fully recover product supply costs.

Results for the first quarter of 2001 and 2000 are summarized in the following table. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.

                                                                          For the three months
                                                                             ended March 31,
                                                                         -----------------------
                                                                         2001                2000
                                                                         ----                ----
Income before special items                                              $836                $602

Net losses on major asset sales                                            --                 (67)
Tax issue                                                                  --                  46
Litigation issue                                                           --                 (13)
Employee related costs                                                     --                   6
Merger costs                                                               (3)                 --
                                                                         ----                ----
Special items                                                              (3)                (28)
                                                                         ----                ----
Net income                                                               $833                $574
                                                                         ====                ====

OPERATING RESULTS

   EXPLORATION AND PRODUCTION

                                                                             For the three months
         United States                                                         ended March 31,
                                                                            ----------------------
                                                                            2001              2000
                                                                            ----              ----
        Operating income before special items                               $589             $361
        Special items                                                         --              (67)
                                                                            ----             ----
        Operating income                                                    $589             $294
                                                                            ====             ====

U.S. exploration and production earnings for the first quarter of 2001 were significantly higher than last year due to higher natural gas prices. U.S. natural gas prices reached historic levels during the first quarter, reflecting low inventories and strong demand. Our average realized natural gas price was $7.14 per thousand cubic feet (MCF) during the first quarter, 191 percent higher than last year.

Our average realized crude oil price was $24.31 per barrel for the first quarter, down slightly from last year. Crude oil prices continue to react to changes in global demand, production levels and petroleum inventories, which remain lean.

Daily production for the first quarter of 2001 was 534,000 barrels of oil equivalent (BOE) per day, 12 percent lower than last year. More than half of this expected reduction was due to last year's sales of non-core producing properties. The balance of the decrease was due to natural field declines and lower production in our California fields as we economically reduced steam production due to high natural gas prices.

Operating expenses were 13 percent higher in the first quarter as natural gas prices led to significantly higher utilities expenses and production taxes. Exploratory expenses for the quarter were $33 million before tax, $14 million higher than last year.

Results for the first quarter of 2000 included a special charge of $67 million for net losses on the sales of non-core producing properties and related disposal costs.

                                                                             For the three months
         International                                                         ended March 31,
                                                                            ----------------------
                                                                            2001              2000
                                                                            ----              ----
       Operating income                                                     $243             $293
                                                                            ====             ====

International exploration and production operating results for the first quarter of 2001 were lower than last year due to decreased production volumes and lower crude oil sales volumes. Daily production was 564,000 BOE per day in the first quarter of 2001, down three percent, or 17,000 barrels per day from last year. Last year's sales of non-core producing properties caused a decrease of 40,000 barrels per day, or seven percent. Partly offsetting this decrease were higher lifting entitlements in Indonesia as a result of lower crude oil prices and increased production in the Karachaganak field in the Republic of Kazakhstan and in the Partitioned Neutral Zone. However, crude oil sales volumes were lower than last year due to the timing of liftings in the North Sea.

Market conditions kept natural gas prices strong throughout the first quarter, while crude oil prices receded slightly. Our average realized crude oil price for the first quarter was $21.61 per barrel, down seven percent from last year. Our average realized natural gas price was $2.00 per MCF in the first quarter, up 35 percent from last year.

Operating expenses decreased 12 percent in the first quarter due to the sales of non-core producing properties. Exploratory expenses for the first quarter were $16 million before tax, $18 million lower than last year.

     REFINING, MARKETING AND DISTRIBUTION

                                                                             For the three months
         United States                                                         ended March 31,
                                                                            ----------------------
                                                                            2001              2000
                                                                            ----              ----
        Operating income before special items                                $38              $13
        Special items                                                         --                5
                                                                             ---              ---
        Operating income                                                     $38              $18
                                                                             ===              ===

U.S. refining, marketing and distribution earnings improved as compared with the extremely low results in 2000.

Motiva's earnings for the first quarter benefited from significantly higher refining margins in an environment of tight supplies and industry refinery maintenance, although higher utilities expense and scheduled maintenance at the Port Arthur refinery reduced those earnings. While refining results improved, marketing margins were negatively impacted by higher supply costs, which were not fully recovered in the market.

First quarter earnings for Equilon improved due to substantially higher refining margins and improved refinery operations. Earnings also benefited from higher utilization of proprietary pipelines, higher lubricant margins and improved trading results. These improvements were negatively impacted by extremely high West Coast utilities expense. Also, marketing earnings for Equilon declined from last year due to depressed fuel marketing margins as pump prices lagged increases in supply costs in a very competitive market. This was especially true in the Los Angeles area where retail fuel margins were under intense pressure.

Results for the first quarter of 2000 included net special benefits of $5 million comprised of a benefit of $18 million for an employee benefits revision and a charge of $13 million for a patent litigation issue.

                                                                             For the three months
         International                                                         ended March 31,
                                                                           -----------------------
                                                                            2001              2000
                                                                            ----              ----
        Operating income before special items                                $88              $63
        Special items                                                        --               (12)
                                                                             ---              ---
        Operating income                                                     $88              $51
                                                                             ===              ===

International refining and marketing earnings for the first quarter of 2001 increased from last year. Earnings improved in the Asia Pacific area due to higher marketing margins from lower product acquisition costs and higher trading results.

Operating results for the first quarter of 2001 decreased in Europe from last year due to weak markets, particularly in the U.K. Decreased margins in both refining and marketing operations resulted from our inability to recover higher supply costs in the marketplace. Results in Latin America were in line with last year with improved refining earnings but lower marketing results.

Results for the first quarter of 2000 included a special charge of $12 million for employee separation costs. See the section entitled Reorganizations, Restructurings and Employee Separation Programs on page 15 of this Form 10-Q for additional information.

GLOBAL GAS, POWER AND ENERGY TECHNOLOGY

                                                                             For the three months
                                                                               ended March 31,
                                                                           -----------------------
                                                                            2001              2000
                                                                            ----              ----
       Operating income                                                   $    5            $  20
                                                                          ======            =====

Results for the first quarter of 2001 were lower than last year. This year's results include higher costs and expenses for a new gasification project in Singapore. Results were also negatively impacted by higher fuel expense for the cogeneration facilities. In our U.S. natural gas trading operations, significantly improved natural gas margins and trading results were reduced by lower NGL margins.



OTHER BUSINESS UNITS

                                                                             For the three months
                                                                               ended March 31,
                                                                            ----------------------
                                                                            2001              2000
                                                                            ----              ----
       Operating loss                                                      $ (3)             $ --
                                                                           ====              ==

Our other business units mainly include our insurance operations. There were no significant items in either quarter's results.

CORPORATE/NON-OPERATING

                                                                             For the three months
                                                                               ended March 31,
                                                                            ----------------------
                                                                            2001              2000
                                                                            ----              ----
        Results before special items                                      $(124)            $(148)
        Special items                                                        (3)               46
                                                                          -----             -----
        Total Corporate/non-operating                                     $(127)            $(102)
                                                                          =====             =====

Corporate and non-operating results for the first quarter of 2001 benefited from lower interest expense and lower advertising and sales promotion expenses.

Results for the first quarter of 2001 included a special charge of $3 million for costs associated with the proposed merger with Chevron. Results for the first quarter of 2000 included special benefits of $46 million for favorable income tax settlements in the quarter.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $393 million at March 31, 2001, compared with $253 million at year-end 2000.

During the first three months of 2001, strong earnings from our operations provided cash of $1.3 billion. We spent $636 million on our capital investment program, paid $296 million in common, preferred and minority interest dividends and used $286 million to reduce debt. Our overall debt level decreased as we repaid $732 million of long-term debt and borrowed $446 million of new, principally commercial paper, debt.

As of March 31, 2001, our ratio of total debt to total borrowed and invested capital was 31.8%, compared with 33.7% at year-end 2000. At March 31, 2001, our long-term debt included $2.2 billion of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. As of March 31, 2001, we maintained, but did not use, $2,575 million in revolving credit facilities that provide liquidity and support our commercial paper program.

We consider our financial position to be sufficiently strong to meet our anticipated future financial requirements.

REORGANIZATIONS, RESTRUCTURINGS AND EMPLOYEE SEPARATION PROGRAMS
----------------------------------------------------------------

During the first quarter of 2000, we announced an employee separation program for our international downstream, primarily our marketing operations in Brazil and Ireland. We accrued $17 million ($12 million, net of tax) for employee separations, curtailment costs and special termination benefits for about 200 employees. These separation accruals are shown as selling, general and administrative expenses in the Consolidated Statements of Income. By the end of the first quarter of 2001, the estimated employee reductions were met, and we had satisfied all remaining obligations in accordance with the plan provisions.


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures were $761 million for the first quarter of 2001, compared with $724 million for 2000.

Total upstream expenditures increased more than 19 percent over 2000 levels as we continued to focus resources on high-impact projects. Internationally, development work continued in the Malampaya natural gas project in the Philippines, the Agbami field offshore Nigeria and the Hamaca heavy oil project in Venezuela. In Kazakhstan, development work also continued in the Karachaganak and North Buzachi fields. In the U.S., spending focused on drilling and workover activity in the Gulf and Permian regions.

Downstream expenditures in the U.S. were in line with the prior year, while international activity reflected a slowing in marketing spending. Global gas, power and energy technology spending is lower than last year due to project completions in Thailand, Korea and Singapore.



CALIFORNIA POWER SITUATION
--------------------------

The electric utility deregulation plan adopted by the state of California in 1996 required utilities to dispose of a portion of their power generation assets. That plan further provided that utilities that serve California purchase power on the open market, and, in turn, sell power to the retail customers at capped rates. During the fourth quarter of 2000, and continuing in the first quarter of 2001, California's power and gas markets experienced significant price volatility. This commodity volatility exposed the California utilities to significantly higher prices for power purchases, which could not be fully recovered through rates charged to their customers. As a result, the utilities have failed to pay some of their suppliers for certain power deliveries in the last quarter of 2000 and the first quarter of 2001, and one of the utilities, Pacific Gas & Electric Company (PG&E), has filed for protection under Chapter 11 of the bankruptcy laws. As both supplier to and purchaser from the utility companies, Texaco has financial and operational exposure in California. While the possible outcomes for the California utility situation remain uncertain, we believe that they will not have a material adverse impact on our financial condition or results of operations. Our principal exposure is the risk of non-recovery of outstanding receivables held by our 50%-owned affiliates for power sales to PG&E and Southern California Edison Company (SCE) under long-term Qualifying Facility (QF) contracts. As of March 31, 2001, these receivables in the aggregate approximated $58 million from PG&E and $254 million from SCE (Texaco share: $29 million and $127 million, respectively). The affiliates are receiving payment in full on current sales to both utilities, and they expect to ultimately recover substantially all QF receivables.

CHEVRON-TEXACO MERGER
---------------------

We continue to make good progress toward the completion of our proposed merger with Chevron. In February, our companies announced the leadership team and high-level organization structure for the post-merger company. The European Commission has given its approval of the merger without conditions. The U.S. Federal Trade Commission and the U.S. Securities and Exchange Commission continue their reviews of the merger proposal.



FORWARD-LOOKING STATEMENTS
--------------------------

Portions of the foregoing discussion contain a number of "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made concerning our expected performance and financial results in future periods, in addition to statements concerning our proposed merger with Chevron, such as statements as to the consummation and expected benefits of the merger, are based on our current expectations and beliefs and are subject to a number of known and unknown risks and uncertainties. This could cause actual results to differ materially from those described in the "forward-looking statements." The following factors known to us, among other factors, could cause our actual results to differ materially from those described in the "forward-looking statements": incorrect estimation of reserves; inaccurate seismic data; mechanical failures; decreased demand for crude oil, natural gas, motor fuels and other products; worldwide and industry economic and political conditions; inaccurate forecasts of crude oil, natural gas and petroleum product prices; increasing price and product competition; price fluctuations; higher costs, expenses and interest rates; the possibility that the merger will not be consummated or that the anticipated benefits from the proposed merger with Chevron cannot be fully realized; the possibility that costs or difficulties related to the integration of our businesses with Chevron will be greater than we expected; and fluctuations and/or increases in financial and operational exposure arising from the California power situation. In addition, you are encouraged to review our latest reports filed with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K filed with the SEC on March 26, 2001, which describes a number of additional risks and uncertainties that could cause actual results to vary materially from those listed in the "forward-looking statements" made in this Quarterly Report on Form 10-Q.

                      SUPPLEMENTAL MARKET RISK DISCLOSURES

We are exposed to the following types of market risks:
o The price of crude oil, natural gas and petroleum products
o The value of foreign currencies in relation to the U.S. dollar
o Interest rates

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first three months of 2001 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, the value of foreign currencies in relation to the U. S. dollar or interest rates.

During the first three months of 2001, the notional amount of interest rate swaps having variable rate exposure decreased by $700 million. This was partially offset by an increase in variable rate debt of approximately $400 million.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

We have provided information about legal proceedings pending against Texaco in
Note 7 to the Consolidated Financial Statements of this Form 10-Q and in Item 3 of our 2000 Annual Report on Form 10-K. Note 7 of this Form 10-Q and Item 3 of our 2000 Form 10-K are incorporated here by reference.

The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of a plea agreement that we entered into during the first quarter of 2001.

o On March 12, 2001, Texaco Refining and Marketing Inc. (TRMI), a wholly-owned subsidiary of Texaco Inc., pleaded guilty to an Information charging it with two violations of the Clean Water Act: knowingly discharging pollutants into waters of the United States in violation of a permit and discharging without a permit. A fine of $4 million was imposed, of which TRMI paid $3 million for community service to specified environmental organizations. Additionally, TRMI is subject to a probation period of one year.


 Item 5. Other Information
 -------------------------

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                              -----------------------
                                                                                              2001               2000
                                                                                              ----               ----
                                                                                                (Millions of dollars)
                                                                                                     (Unaudited)

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
Exploration and production
         United States                                                                       $  214             $  175
         International                                                                          417                353
                                                                                             ------             ------
           Total                                                                                631                528
                                                                                             ------             ------
Refining, marketing and distribution
         United States                                                                           63                 65
         International                                                                           52                100
                                                                                             ------             ------
           Total                                                                                115                165
                                                                                             ------             ------
Global gas, power and energy technology                                                          12                 28
                                                                                             ------             ------
           Total operating segments                                                             758                721

Other business units                                                                              3                  3
                                                                                             ------             ------
           Total                                                                             $  761             $  724
                                                                                             ======             ======
Exploratory expenses included above
         United States                                                                       $   33             $   19
         International                                                                           16                 34
                                                                                             ------             ------
           Total                                                                             $   49             $   53
                                                                                             ======             ======


                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                      --------------------
                                                                                                      2001            2000
                                                                                                      ----            ----
                                                                                                           (Unaudited)

OPERATING DATA
--------------

Exploration and Production
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (MBPD)                                                                             325            377
     Net production of natural gas - available
         for sale (MMCFPD)                                                                            1,255          1,361
                                                                                                     ------         ------
         Total net production (MBOEPD)                                                                  534            604

     Natural  gas sales (MMCFPD)                                                                      4,627          3,394

     Average U.S. crude (per bbl)                                                                    $24.31         $24.46
     Average U.S. natural gas (per mcf)                                                              $ 7.14         $ 2.45
     Average WTI (Spot) (per bbl)                                                                    $28.72         $28.91
     Average Kern (Spot) (per bbl)                                                                   $19.89         $22.84

International
-------------
     Net production of crude oil and natural
         gas liquids (MBPD)
         Europe                                                                                         119            144
         Indonesia                                                                                      133            124
         Partitioned Neutral Zone                                                                       147            135
         Other                                                                                           55             70
                                                                                                     ------         ------
              Total                                                                                     454            473
     Net production of natural gas - available
         for sale (MMCFPD)
         Europe                                                                                         267            289
         Colombia                                                                                       202            208
         Other                                                                                          188            152
                                                                                                     ------         ------
              Total                                                                                     657            649
                                                                                                     ------         ------

         Total net production (MBOEPD)                                                                  564            581

     Natural gas sales (MMCFPD)                                                                         673            685

     Average International crude (per bbl)                                                           $21.61         $23.32
     Average International natural gas (per mcf)                                                     $ 2.00         $ 1.48
     Average U.K. natural gas (per mcf)                                                              $ 3.63         $ 2.63
     Average Colombia natural gas (per mcf)                                                          $ 1.40         $  .94

Worldwide
---------
     Total worldwide net production (MBOEPD)                                                          1,098          1,185


                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                     ---------------------
                                                                                                      2001            2000
                                                                                                      ----            ----
                                                                                                           (Unaudited)

OPERATING DATA
--------------

Refining, Marketing and Distribution
------------------------------------
United States
-------------
     Refinery input (MBPD)
         Equilon area                                                                                   198           277
         Motiva area                                                                                    309           265
                                                                                                      -----         -----
              Total                                                                                     507           542

     Refined product sales (MBPD)
         Equilon area                                                                                   651           690
         Motiva area                                                                                    416           341
         Other                                                                                          375           292
                                                                                                      -----         -----
              Total                                                                                   1,442         1,323
International
-------------
     Refinery input (MBPD)
         Europe                                                                                         365           364
         Caltex area                                                                                    365           346
         Latin America/West Africa                                                                       66            52
                                                                                                      -----         -----
              Total                                                                                     796           762

     Refined product sales (MBPD)
         Europe                                                                                         584           635
         Caltex area                                                                                    523           580
         Latin America/West Africa                                                                      519           448
         Other                                                                                          163            95
                                                                                                      -----         -----
              Total                                                                                   1,789         1,758



SEPARATION AGREEMENT AND GENERAL RELEASE BETWEEN TEXACO INC. AND
----------------------------------------------------------------
MR. PETER I. BIJUR
------------------

As previously announced, on February 4, 2001, Texaco's Board of Directors accepted Mr. Peter I. Bijur's resignation as Texaco's Chairman of the Board and Chief Executive Officer. On May 2, 2001, Texaco and Mr. Bijur entered into a Separation Agreement and General Release, a copy of which is attached hereto as
Exhibit 10(iii)(k).

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  Exhibits

    --  (10(iii)(k)) Separation Agreement and General Release dated May 2, 2001, between Texaco Inc. and Mr. Peter I. Bijur.

    --          (12) Computation of Ratio of Earnings to Fixed Charges of Texaco
                     on a Total Enterprise Basis.

    --          (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the
                     fiscal year ended December 31, 2000 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 2000), dated March 26, 2001, incorporated herein by reference, SEC File No. 1-27.



(b)  Reports on Form 8-K:

     During the first quarter of 2001, we filed Current Reports on Form 8-K relating to the following events:

     1.   January 24, 2001

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the fourth quarter and year 2000.

     2.   February 7, 2001

          Item 5. Other Events-- reported that Texaco issued a Press Release announcing that, on February 4, 2001, Mr. Tilton became Chairman of the Board and Chief Executive Officer of Texaco Inc., following the retirement of Mr. Bijur.

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




                                                                 Texaco Inc.
                                                        ------------------------
                                                                (Registrant)




                                               By:           George J. Batavick
                                                        ------------------------
                                                               (Comptroller)




                                               By:          Michael H. Rudy
                                                        ------------------------
                                                               (Secretary)




Date:    May 14, 2001
         ------------