Form 10-K/A
period 2000-12-31
TEXACO INC
filed 2001-05-18
CIK 97349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   Form 10-K/A
                  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000          Commission file number 1-27
                               Texaco Inc .
             (Exact name of registrant as specified in its charter)

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

                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:


                                                                           Name of each exchange
      Title of each class                                                   on which registered
      -------------------                                                  -----------------------------
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

--------------
*  Issued by Texaco Capital LLC and the payments of dividends and payments on liquidation or redemption are guaranteed by
   Texaco Inc.
** Issued by Texaco Capital Inc. and unconditionally guaranteed by Texaco Inc.

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



                                   ----------


                       Documents incorporated by reference
                        (to the extent indicated herein)

                                                                                                       Part of
                                                                                                      Form 10-K
                                                                                                      ---------
        Texaco Inc. Annual Report to Stockholders for the year 2000.................................    I, II

================================================================================

      The Registrant is filing this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in order to correct a typographical error for the date of the independent accountants opinion related to the 2000 audited consolidated financial statements of Equilon Enterprises LLC. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant is including the complete text of the 2000 audited consolidated financial statements of Equilon Enterprises LLC, as so revised.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     2.   Financial Statement Schedules
     We have filed as part of this Amendment No. 1 to Annual Report on Form 10-K the following set of financial statements, for which we use the equity method of accounting:
            o  Equilon Enterprises LLC Consolidated Financial Statements
     3.   Exhibits
          --         (24.2)   Power of Attorney. Power of Attorney for Glenn F.
                              Tilton, Chairman of the Board and Chief Executive
                              Officer of Texaco Inc. authorizing, among other
                              things, the signing of Texaco Inc.'s Annual Report
                              on Form 10-K on his behalf, filed as Exhibit 24.2
                              to Texaco Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 2000, dated March 26,
                              2001, incorporated herein by reference, SEC File
                              No. 1-27.
           --  (24.3-24.16)   Power of Attorney. Powers of Attorney for certain
                              directors and officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s
                              Annual Report on Form 10-K on their behalf.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Harrison, State of New York, on the 18th day of May, 2001.


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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  Glenn F. Tilton .............Chairman of the Board and Chief Executive Officer
                                    (Principal Executive Officer)
  Patrick J. Lynch ............Senior Vice President and Chief Financial Officer
                                    (Principal Financial Officer)
  George J. Batavick ..........Comptroller
                                    (Principal Accounting Officer)

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


                                                                    May 18, 2001

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


















             Rob J. Routs                  Ronald B. Blakely      David C. Cable
President and Chief Executive Officer   Chief Financial Officer     Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Equilon Enterprises LLC:

We have audited the accompanying consolidated balance sheets of Equilon Enterprises LLC ("Equilon") and its subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, owners' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of Equilon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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






PricewaterhouseCoopers LLP                          Arthur Andersen LLP
Houston, Texas                                      Houston, Texas
March 1, 2001                                       March 1, 2001

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

                             EQUILON ENTERPRISES LLC
                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                             For the years ended December 31,
                                                                       ------------------------------------------
                                                                         2000             1999            1998
                                                                       ---------       ---------        ---------
                                                                                   (Millions of dollars)
Operating activities:
Net Income                                                             $     228       $     347        $     502
Reconciliation to net cash provided by operating activities
    Depreciation, amortization and impairment expenses                       472             878              543
    Dividends from affiliates less than equity in income                      (1)            (10)             (41)
    (Gain) loss on asset sales                                               166             (12)            (118)
    Changes in working capital
        Accounts and notes receivable                                        194          (1,051)             247
        Accounts receivable from affiliates                                  (24)             (4)            (157)
        Inventories                                                          (10)             23               26
        Accounts payable - trade                                            (268)          1,269             (800)
        Accounts payable to affiliates                                       (46)             (6)             307
        Accrued liabilities and other payables                                32            (235)             246
    Other, net                                                               149              88              (29)
                                                                       ----------      ----------       ----------
        Net cash provided by operating activities                            892           1,287              726
                                                                       ----------      ----------       ----------

Investing activities:
Capital expenditures                                                        (579)           (582)            (651)
Proceeds from asset sales                                                    464             371              409
                                                                       ----------      ----------       ----------
        Net cash used in investing activities                               (115)           (211)            (242)
                                                                       ----------      ----------       ----------

Financing activities:
Net increase (decrease) in borrowings having original
    terms in excess of three months                                            3            (155)              (9)
Repayment of formation costs                                                   -               -           (1,613)
Net increase (decrease) in other short term borrowings                        (8)              2            1,846
Distributions paid to owners                                                (865)           (773)            (698)
                                                                       ----------      ----------       ----------
        Net cash used in financing activities                               (870)           (926)            (474)
                                                                       ----------      ----------       ----------

Cash and Cash Equivalents:
Increase (decrease) in cash during year                                      (93)            150               10
Balance at beginning of year                                                 161              11                1
                                                                       ----------      ----------       ----------
        Balance at end of year                                         $      68       $     161        $      11
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

All maintenance and repairs, including major refinery maintenance, are charged to expense as incurred. Renewals, betterment and major repairs that materially extend the life of the properties are capitalized. Interest incurred during the construction period of major additions is capitalized.

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

                                                                                      2000            1999 (a)
                                                                                      ----            --------
                                                                                       (Millions of dollars)

Projected benefit obligation at January 1, 2000 and April 1, 1999                   $     276          $   327
Interest cost                                                                              22               16
Actuarial gain                                                                            (13)             (55)
Acquisition (divestiture)                                                                 (23)             (12)
                                                                                    ---------          -------
    Projected benefit obligation at December 31                                           262              276
Unrecognized net gain                                                                      67               67
                                                                                    ---------          -------
    Accrued past services pension liability at December 31                          $     329          $   343
                                                        ==                          =========          =======

Weighted-average assumptions at December 31
    Discount rate                                                                         7.5%             8.0%
    Rate of compensation increase                                                         4.0%             4.5%
Components of net accrual expense
    Interest cost                                                                   $      22          $    16
    Recognized net actuarial gain                                                          (3)               -
                                                                                    ---------          -------
        Net accrual expense                                                         $      19          $    16
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

     Exhibits


          (24.2) Power of Attorney. Power of Attorney for Glenn F. Tilton, Chairman of the Board and Chief Executive Officer of
                  Texaco Inc., authorizing, among other things, the signing
                  of Texaco Inc.'s Annual Report on Form 10-K on his behalf, filed as Exhibit 24.2 to Texaco Inc.'s Annual Report on
                  Form 10-K for the year ended December 31, 2000, dated
                  March 26, 2001, incorporated herein by reference, SEC
                  File No. 1-27.                                               *

    (24.3-24.16)  Power of Attorney. Powers of Attorney for certain directors and officers of Texaco Inc. authorizing, among other things, the signing of Texaco Inc.'s Annual Report on Form 10-K on their behalf.