Form 10-Q
period 2001-06-30
TEXACO INC
filed 2001-08-09
CIK 97349

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


For the quarterly period ended June 30, 2001         Commission file number 1-27


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

     As of July 31, 2001, there were 551,087,141 shares outstanding of Texaco Inc. Common Stock - par value $3.125.

================================================================================

                                   TEXACO INC.
                                    FORM 10-Q
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

                                Table of Contents


                                                                                                        Page
                                                                                                        ----
Part I. Financial Information

Item 1. Financial Statements
  Consolidated Statements of Income for the six
     and three months ended June 30, 2001 and 2000                                                        1

  Consolidated Balance Sheets as of June 30, 2001
     and December 31, 2000                                                                                2

  Condensed Consolidated Statements of Cash Flows for
     the six months ended June 30, 2001 and 2000                                                          3

  Condensed Consolidated Statements of Comprehensive
     Income for the six and three months ended
     June 30, 2001 and 2000                                                                               4

  Notes to Condensed Consolidated Financial Statements                                                   4-9

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                                   10-16

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                                                            17



Part II. Other Information

Item 1. Legal Proceedings                                                                                18

Item 5. Other Information                                                                               18-20

Item 6. Exhibits and Reports on Form 8-K                                                                 21

Signatures                                                                                               22

Exhibit

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges


                                                    PART I - FINANCIAL INFORMATION

                                                              TEXACO INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             --------------------------------------------
                                             (Millions of dollars, except per share data)

                                                                                             (Unaudited)
                                                                        ------------------------------------------------
                                                                        For the six months          For the three months
                                                                          ended June 30,               ended June 30,
                                                                        ------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
         REVENUES
              Sales and services                                       $26,310        $22,862       $12,438        $11,776
              Equity in income of affiliates, interest,
                  asset sales and other                                    732            478           470            293
                                                                       -------        -------       -------        -------
                                                                        27,042         23,340        12,908         12,069
                                                                       -------        -------       -------        -------
         DEDUCTIONS
              Purchases and other costs                                 20,924         18,055         9,831          9,425
              Operating expenses                                         1,312          1,268           656            678
              Selling, general and administrative expenses                 682            581           338            256
              Exploratory expenses                                         112            113            63             60
              Depreciation, depletion and amortization                     639            875           320            391
              Interest expense                                             218            231           103            109
              Taxes other than income taxes                                231            194           115             91
              Minority interest                                             76             57            35             30
                                                                       -------        -------       -------        -------
                                                                        24,194         21,374        11,461         11,040
                                                                       -------        -------       -------        -------

         INCOME BEFORE INCOME TAXES                                      2,848          1,966         1,447          1,029

         PROVISION FOR INCOME TAXES                                      1,231            767           663            404
                                                                       -------        -------       -------        -------


         NET INCOME                                                    $ 1,617        $ 1,199     $     784      $     625
                                                                       =======        =======       =======        =======

         PER COMMON SHARE
              Basic net income                                        $   2.98       $   2.19     $    1.44      $    1.14
              Diluted net income                                      $   2.97       $   2.19     $    1.44      $    1.14

              Cash dividends paid                                     $   0.90       $   0.90     $    0.45      $    0.45

                                     See accompanying notes to consolidated financial statements.

                                   TEXACO INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                              (Millions of dollars)
                                                                                         June 30,                December 31,
                                                                                           2001                      2000
                                                                                        -----------              ------------
                                                                                        (Unaudited)
                                                                                        -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                                              $   166                $   207
      Short-term investments - at fair value                                                      46                     46
      Accounts and notes receivable, less allowance for doubtful
           accounts of $26 million in 2001 and $27 million in 2000                             6,258                  5,583
      Inventories                                                                              1,440                  1,023
      Deferred income taxes and other current assets                                             466                    194
                                                                                             -------                -------
           Total current assets                                                                8,376                  7,053

   Investments and Advances                                                                    7,726                  6,889

   Properties, Plant and Equipment - at cost                                                  33,813                 32,821
   Less - Accumulated Depreciation, Depletion and Amortization                                17,641                 17,140
                                                                                             -------                -------
      Net properties, plant and equipment                                                     16,172                 15,681

   Deferred Charges                                                                            1,336                  1,244
                                                                                             -------                -------

           Total                                                                             $33,610                $30,867
                                                                                             =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term debt                                                                       $    598              $     376
      Accounts payable and accrued liabilities
           Trade liabilities                                                                   4,635                  3,314
           Accrued liabilities                                                                 1,220                  1,347
      Income and other taxes                                                                   1,008                    947
                                                                                             -------                -------
           Total current liabilities                                                           7,461                  5,984

   Long-Term Debt and Capital Lease Obligations                                                6,748                  6,815
   Deferred Income Taxes                                                                       1,754                  1,547
   Employee Retirement Benefits                                                                1,109                  1,118
   Deferred Credits and Other Non-current Liabilities                                          1,495                  1,246
   Minority Interest in Subsidiary Companies                                                     713                    713
                                                                                             -------                -------
           Total                                                                              19,280                 17,423
   Stockholders' Equity
      Market auction preferred shares                                                             --                    300
      Common stock (authorized: 850,000,000 shares, $3.125 par value;
           567,576,504 shares issued)                                                          1,774                  1,774
      Paid-in capital in excess of par value                                                   1,305                  1,301
      Retained earnings                                                                       12,421                 11,297
      Unearned employee compensation and benefit plan trust                                     (293)                  (310)
      Accumulated other comprehensive income (loss)
         Net currency translation adjustment                                                    (105)                  (106)
         Minimum pension liability adjustment                                                    (18)                   (27)
         Unrealized net gain on investments                                                        4                      3
         Deferred net hedging loss                                                               (11)                    --
                                                                                             -------                -------
           Total                                                                                (130)                  (130)
                                                                                             -------                -------
                                                                                              15,077                 14,232
      Less - Common stock held in treasury, at cost                                              747                    788
                                                                                             -------                -------
         Total stockholders' equity                                                           14,330                 13,444
                                                                                             -------                -------
           Total                                                                             $33,610                $30,867
                                                                                             =======                =======




                                        See accompanying notes to consolidated financial statements.

                                                              TEXACO INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                           ------------------------------------------------
                                                         (Millions of dollars)
                                                                                                   (Unaudited)
                                                                                             -------------------------
                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                             -------------------------
                                                                                              2001               2000
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $1,617             $1,199
   Reconciliation to net cash provided by (used in)
      operating activities
         Depreciation, depletion and amortization                                               639                875
         Deferred income taxes                                                                  160                 15
         Minority interest in net income                                                         76                 57
         Dividends from affiliates, greater (less) than
            equity in income                                                                   (224)               108
         Gains on asset sales                                                                   (23)               (95)
         Changes in operating working capital                                                  (120)              (337)
         Other - net                                                                             (7)                58
                                                                                             ------            -------
            Net cash provided by operating activities                                         2,118              1,880

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                      (1,477)            (1,356)
   Proceeds from asset sales                                                                    120                490
   Purchases of investment instruments                                                         (283)              (206)
   Sales/maturities of investment instruments                                                   139                202
                                                                                             ------            -------
            Net cash used in investing activities                                            (1,501)              (870)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings having original terms in excess
      of three months
         Proceeds                                                                                50                762
         Repayments                                                                            (812)            (1,836)
   Net increase in other borrowings                                                             986                532
   Purchases of common stock                                                                     --                (71)
   Redemption of market auction preferred shares                                               (300)                --
   Dividends paid to the company's stockholders
      Common                                                                                   (487)              (489)
      Preferred                                                                                  (7)                (8)
   Dividends paid to minority stockholders                                                      (75)               (53)
                                                                                             ------            -------
            Net cash used in financing activities                                              (645)            (1,163)

CASH AND CASH EQUIVALENTS
   Effect of exchange rate changes on cash and cash equivalents                                 (13)                (5)
                                                                                             ------            -------
   Decrease during period                                                                       (41)              (158)
   Beginning of year                                                                            207                419
                                                                                             ------            -------
   End of period                                                                             $  166            $   261
                                                                                             ======            =======

                                     See accompanying notes to consolidated financial statements.

                                                              TEXACO INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        ---------------------------------------------------------
                                                        (Millions of dollars)
                                                                                   (Unaudited)
                                                                --------------------------------------------------
                                                                 For the six months           For the three months
                                                                   ended June 30,                ended June 30,
                                                                ---------------------         --------------------
                                                                2001             2000         2001           2000
                                                                ----             ----         ----           ----

   NET INCOME                                                   $1,617          $1,199       $  784        $    625
   Other comprehensive income (loss), net of tax
      Net currency translation adjustment                            1              --           (1)             --
      Minimum pension liability adjustment                           9              (4)          --              --
      Unrealized net gain (loss) on investments                      1               1           --              (5)
      Deferred net hedging gain (loss)                             (11)             --            2              --
                                                                ------          ------       ------        --------
                                                                    --              (3)           1              (5)
                                                                ------          ------       ------        --------
   COMPREHENSIVE INCOME                                         $1,617          $1,196       $  785        $    620
                                                                ======          ======       ======        ========




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

We have consistently applied the accounting policies described in our 2000 Annual Report on Form 10-K in preparing the unaudited financial statements for the six-month and three-month periods ended June 30, 2001 and 2000, except for the adoption of SFAS No. 133, as discussed in Note 2. We have made all adjustments and disclosures necessary, in our opinion, to present fairly our results of operations, financial position and cash flows for such periods. These adjustments were of a normal recurring nature. The information is subject to year-end audit by independent public accountants.

The results for the interim periods are not necessarily indicative of trends or future financial results.


Note 2.  Adoption of SFAS No. 133 and  SFAS No. 138
---------------------------------------------------

On January 1, 2001, Texaco adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. The standards also require formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied. The cumulative effects of adoption of these standards on net income and other comprehensive income were not material to net income for the six months ended June 30, 2001 and stockholders' equity at January 1, 2001.

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

We record hedge ineffectiveness on fair value hedges and cash flow hedges to revenues. There were no material ineffectiveness amounts reflected in earnings for the six months ended June 30, 2001.

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


Note 3. New Accounting Standards
--------------------------------

In June 2001, the Financial Accounting Standards Board agreed to issue SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 eliminates the requirement to amortize goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Adoption of SFAS No. 142 will not have a significant impact on us. SFAS No. 143 requires companies to record liabilities equal to the fair value of their asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal obligation as a result of existing or enacted law, statute or contract. Under existing accounting rules, we accrue for the estimated future costs of abandoning and restoring our oil and gas production sites by way of additional unit-of-production depreciation charges. We have not yet determined the effect of adopting SFAS No.
143. For Texaco and other calendar-year companies, SFAS No. 143 is effective beginning January 1, 2003.

The accounting for the announced business combination between Chevron Corporation and Texaco is grandfathered under accounting rules in-place at the time of the merger announcement. Therefore, we expect the merger will be accounted for under pooling of interests accounting.

Note 4. Net Income Per Common Share
-----------------------------------

                                                                        For the six months            For the three months
                                                                          ended June 30,                 ended June 30,
                                                                        --------------------          --------------------
                                                                        2001            2000           2001           2000
                                                                        ----            ----           ----           ----
                                                                                           (Unaudited)
Basic Net Income Per Common Share:
   Net income                                                         $ 1,617        $ 1,199          $   784       $   625

   Less: Preferred stock dividends                                          6              7                3             4
                                                                      -------        -------          -------       -------
   Net income available for common stock                              $ 1,611        $ 1,192          $   781       $   621
                                                                      =======        =======          =======       =======
   Weighted average shares outstanding (thousands)                    541,396        543,334          541,739       542,770
                                                                      =======        =======          =======       =======
   Basic net income per common share (dollars)                        $  2.98        $  2.19          $  1.44       $  1.14
                                                                      =======        =======          =======       =======
Diluted Net Income Per Common Share:
   Net income available for common stock                              $ 1,611        $ 1,192          $   781       $   621
                                                                      =======        =======          =======       =======

   Adjustment for the dilutive effect of
      stock-based compensation                                              2              2                1             1
                                                                      -------        -------          -------       -------
   Income for diluted earnings per share                              $ 1,613        $ 1,194          $   782       $   622
                                                                      =======        =======          =======       =======
   Weighted average shares outstanding (thousands)                    541,396        543,334          541,739       542,770

   Dilutive effect of stock-based compensation (thousands)              2,163          1,611            2,419         1,642
                                                                      -------        -------          -------       -------
   Weighted average shares outstanding for diluted
      computation (thousands)                                         543,559        544,945          544,158       544,412
                                                                      =======        =======          =======       =======
   Diluted net income per common share (dollars)                      $  2.97        $  2.19          $  1.44       $  1.14
                                                                      =======        =======          =======       =======


Note 5. Segment Information
---------------------------

                                                                     For the six months ended June 30,
                                         ---------------------------------------------------------------------------------
                                                               2001                                   2000
                                         ------------------------------------------  -------------------------------------
                                                Sales and Services                       Sales and Services
                                              ----------------------      After        ----------------------    After
                                                     Inter-                Tax                Inter-              Tax
                                           Outside  Segment    Total  Profit (Loss)  Outside  Segment   Total Profit (Loss)
                                           -------  -------    -----  -------------  -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                        $ 1,675    $1,556   $ 3,231     $1,000   $ 1,682   $  924   $ 2,606    $  647
     International                          1,894       391     2,285        505     1,669      684     2,353       554
Refining, marketing and distribution
     United States                          2,860        29     2,889        234     2,767      106     2,873        63
     International                         13,958       255    14,213        150    13,851      191    14,042       141
Global gas, power and
     energy technology                      5,915       146     6,061         23     2,887       81     2,968        20
                                          -------    ------    ------      -----   -------   ------    ------     -----
     Segment totals                       $26,302    $2,377    28,679      1,912   $22,856   $1,986    24,842     1,425
                                          =======    ======                        =======   ======
Other business units                                               16        (37)                          15        (2)
Corporate/Non-operating                                             4       (258)                           3      (224)
Intersegment eliminations                                      (2,389)        --                       (1,998)       --
                                                              -------     ------                      -------    ------
     Consolidated                                             $26,310     $1,617                      $22,862    $1,199
                                                              =======     ======                      =======    ======

                                                                    For the three months ended June 30,
                                           --------------------------------------------------------------------------------
                                                            2001                                     2000
                                           ----------------------------------------  --------------------------------------
                                                 Sales and Services                       Sales and Services
                                               ---------------------      After         ---------------------    After
                                                     Inter-                Tax                Inter-              Tax
                                           Outside   Segment   Total  Profit (Loss)  Outside  Segment   Total Profit (Loss)
                                           -------   -------   -----  -------------  -------  -------   ----- -------------
                                                                             (Unaudited)
Exploration and production
     United States                        $   735   $  661   $ 1,396      $411     $   859     $494   $ 1,353      $353
     International                            889      282     1,171       262         796      273     1,069       261
Refining, marketing and distribution
     United States                          1,358       20     1,378       196       1,387       82     1,469        45
     International                          7,107      164     7,271        62       7,130       96     7,226        90
Global gas, power
     and energy technology                  2,347      103     2,450        18       1,602       46     1,648        --
                                          -------   ------   -------      ----     -------     ----   -------      ----
     Segment totals                       $12,436   $1,230    13,666       949     $11,774     $991    12,765       749
                                          =======   ======                         =======     ====
Other business units                                               7       (34)                             5        (2)
Corporate/Non-operating                                            2      (131)                             2      (122)
Intersegment eliminations                                     (1,237)       --                           (996)       --
                                                             -------      ----                        -------      ----
     Consolidated                                            $12,438      $784                        $11,776      $625
                                                             =======      ====                        =======      ====


                                                                                        Assets as of
                                                                         ---------------------------------------------
                                                                          June 30,                        December 31,
                                                                            2001                              2000
                                                                         -----------                      ------------
                                                                         (Unaudited)
Exploration and production
     United States                                                         $ 8,716                           $8,442
     International                                                           7,059                            6,343
Refining, marketing and distribution
     United States                                                           3,855                            3,495
     International                                                           9,356                            8,865
Global gas, power and energy technology                                      3,309                            2,580
                                                                           -------                          -------
     Segment totals                                                         32,295                           29,725
Other business units                                                           439                              341
Corporate/Non-operating                                                      1,285                            1,185
Intersegment eliminations                                                     (409)                            (384)
                                                                           -------                          -------
     Consolidated                                                          $33,610                          $30,867
                                                                           =======                          =======

Note 6. Inventories
-------------------

The inventory accounts of Texaco are presented below:

                                                                                                 As of
                                                                                -------------------------------------
                                                                                 June 30,                 December 31,
                                                                                   2001                       2000
                                                                                ----------                -----------
                                                                                (Unaudited)

     Crude oil                                                                    $  185                    $  127
     Petroleum products and other                                                  1,073                       732
     Materials and supplies                                                          182                       164
                                                                                  ------                    ------
          Total                                                                   $1,440                    $1,023
                                                                                  ======                    ======


Note 7. Investments in Significant Equity Affiliates
----------------------------------------------------

U.S. Downstream Alliances

Summarized unaudited financial information for Equilon, owned 44% by Texaco and 56% by Shell Oil Company, is presented below on a 100% Equilon basis:

                                                                       For the six months        For the three months
                                                                         ended June 30,             ended June 30,
                                                                      --------------------       --------------------
                                                                      2001            2000           2001         2000
                                                                      ----            ----           ----         ----
          Gross revenues                                            $24,075         $21,186        $12,924      $11,229
          Income before income taxes                                $   353         $    18        $   314      $    49


Summarized unaudited financial information for Motiva is presented below on a 100% Motiva basis. Motiva is owned by Texaco, Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) and Shell Oil Company. Under the terms of the Limited Liability Agreement for Motiva, the interests in Motiva are subject to annual adjustment through year-end 2005, based on the performance of the assets contributed to Motiva. Accordingly, the interests in Motiva were adjusted effective as of January 1, 2001. Currently, Texaco and Saudi Refining, Inc. each has 35% and Shell has 30% of Motiva. These percentages will be effective through year-end 2001. The Agreement provides that a final ownership percentage will be calculated following the end of 2005.

                                                                      For the six months        For the three months
                                                                         ended June 30,             ended June 30,
                                                                      --------------------      ---------------------
                                                                      2001            2000          2001         2000
                                                                      ----            ----          ----         ----
          Gross revenues                                            $10,022          $9,137         $5,292       $4,746
          Income before income taxes                                $   629          $  217         $  499       $  154

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

Caltex Group of Companies

Summarized unaudited financial information for the Caltex Group of Companies, owned 50% by Texaco and 50% by Chevron Corporation, is presented below on a 100% Caltex Group basis:

                                                           For the six months          For the three months
                                                             ended June 30,               ended June 30,
                                                          --------------------         --------------------
                                                          2001          2000          2001             2000
                                                          ----          ----          ----             ----
                  Gross revenues                         $8,349        $9,414        $4,372           $5,161
                  Income before income taxes             $  550        $  483        $  205           $  264
                  Net income                             $  279        $  230        $   73           $  128


Note 8. Commitments and Contingencies
-------------------------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

The following table provides a summary of Texaco's income before special items and net income for the first six months and second quarter of 2001 and 2000. All dollar amounts are in millions, unless otherwise noted.

                                                                    For the six months             For the three months
                                                                      ended June 30,                  ended June 30,
                                                                   ---------------------           -----------------------
                                                                   2001             2000            2001              2000
                                                                   ----             ----            ----              ----
                                                                                        (Unaudited)

                  Income before special items                    $1,653           $1,243            $ 817            $ 641
                       Per share (dollars)                       $ 3.03           $ 2.27            $1.50            $1.17
                  Net income                                     $1,617           $1,199            $ 784            $ 625
                       Per share (dollars)                       $ 2.97           $ 2.19            $1.44            $1.14

Our earnings exceeded $800 million for the fourth consecutive quarter. In an environment of favorable industry conditions we continue to successfully execute our business plans. This quarter's results included record earnings in our U.S. downstream, as Equilon and Motiva sharply improved their operating performance. Motiva's results were especially strong, benefiting from robust refining margins on the East and Gulf Coasts and high refinery run rates. While refining margins have contracted, marketing margins have increased from their low levels early in the second quarter. This benefited Equilon's operations late in the quarter.

In the upstream, crude oil prices were firm while U.S. natural gas prices were significantly higher than a year ago. However, weakening demand and increasing inventories have caused crude oil and natural gas prices to drop in recent weeks. Looking to the future, we continue to strengthen our upstream portfolio. Our high-impact deepwater exploration program yielded two discoveries in the Gulf of Mexico. The Blind Faith discovery on Mississippi Canyon Block 696 and the Champlain discovery in Atwater Valley Block 63 should add significantly to our future production and reserves. Also, the Hamaca project in Venezuela attained major milestones this quarter with the closing of a $1.1 billion financing package and the completion of a two-year site preparation program.

Our global gas, power and energy technology segment showed significant improvement over last year. Our U.S. natural gas trading business continued to capitalize on significantly increased trading volumes through the delivery of structured, customer-based services. At the end of June, operations began at our newest facility, the 320 megawatt Sunrise Power Project in California. This plant started up ahead of schedule and will bring much-needed energy to homes and businesses in California.

Results for the second quarter and first six months of 2001 and 2000 are summarized in the following table. Details on special items are included in the segment analysis which follows this table. The following discussion of operating earnings is presented on an after-tax basis.

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
                                                                                            (Unaudited)
Income before special items                                             $1,653         $1,243          $817           $641
                                                                        ------         ------          ----           ----
Write-downs of assets                                                      (25)            --           (25)            --
Net gains (losses) on major asset sales                                     --            (65)           --              2
Tax issue                                                                   --             46            --             --
Employee related issues                                                     --              6            --             --
Litigation issue                                                            --            (17)           --             (4)
Net loss on Erskine pipeline                                                --            (14)           --            (14)
Merger costs                                                               (11)            --            (8)            --
                                                                        ------         ------          ----           ----
Special items                                                              (36)           (44)          (33)           (16)
                                                                        ------         ------          ----           ----
Net income                                                              $1,617         $1,199          $784           $625
                                                                        ======         ======          ====           ====

OPERATING RESULTS

   EXPLORATION AND PRODUCTION

                                                                          For the six months          For the three months
         United States                                                     ended June 30,                ended June 30,
                                                                          ------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Operating income before special items                           $1,000          $754           $411           $393
        Special items                                                       --          (107)            --            (40)
                                                                        ------          ----           ----           ----
        Operating income                                                $1,000          $647           $411           $353
                                                                        ======          ====           ====           ====

U.S. exploration and production earnings for this year's second quarter and first six months exceeded last year due to higher natural gas prices. Market conditions early in the year kept natural gas prices above last year's levels, while crude oil prices receded slightly. U.S. natural gas prices declined in the second quarter from the first quarter historic levels as demand softened and storage injections from April into July improved inventory levels. Our average realized natural gas prices for the second quarter and six months 2001 were $4.48 and $5.86 per thousand cubic feet (MCF), 37 percent and 105 percent higher than last year. For the second quarter and first six months 2001, our average realized crude oil prices were $22.51 and $23.42 per barrel, ten percent and five percent lower than last year.

Daily production decreased ten percent for the second quarter to 531,000 barrels of oil equivalent per day (BOEPD) and 11 percent for the first six months to 533,000 BOEPD. More than 40 percent of this expected reduction in the second quarter and almost half for the first six months was due to last year's sales of non-core producing properties. The balance of the decrease was due to natural field declines and lower production in our California fields as we economically reduced steam production due to high natural gas prices.

Operating expenses increased for the second quarter and for the first six months as higher natural gas prices led to significantly higher utilities expenses and production taxes. Exploratory expenses for the second quarter were $17 million before tax, $5 million lower than last year. Exploratory expenses for six months 2001 were $49 million before tax, $8 million higher than last year.

Results for the first six months of 2000 included special charges of $107 million, including $40 million in the second quarter, for net losses on the sales of non-core producing properties. This charge was comprised of write-downs of assets sold to their sales prices and related disposal costs, partially offset by gains on the sales of certain other assets.


                                                                          For the six months          For the three months
         International                                                     ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
       Operating income before special items                              $505           $488          $262           $195
       Special items                                                        --             66            --             66
                                                                          ----           ----          ----           ----
       Operating income                                                   $505           $554          $262           $261
                                                                          ====           ====          ====           ====

International exploration and production operating results for the second quarter of 2001 were higher than last year due to higher natural gas prices, increased production volumes and lower operating expenses. Earnings for the first six months of 2001 were slightly higher than last year due to higher natural gas prices and lower operating expenses. Our average realized natural gas prices for the second quarter and six months 2001 were $1.78 and $1.90 per MCF, 24 percent and 30 percent higher than last year. Average realized crude oil prices were $22.58 per barrel for the second quarter and $22.10 per barrel for six months, four percent and six percent below last year.

Daily production increased four percent for the second quarter from last year to 532,000 BOEPD and was flat for the first six months at 548,000 BOEPD. Production from our ongoing operations increased nine percent for the second quarter and six percent for six months, mainly in the North Sea, the Partitioned Neutral Zone and in Latin America. Partly offsetting this increase were the sales of non-core producing properties last year which caused a decrease in production of five percent for the second quarter and six percent for the first six months.

Operating expenses decreased three percent in the second quarter and 13 percent for six months due to the sales of non-core producing properties. Exploratory expenses for the second quarter were $46 million before tax, $8 million higher than last year. Exploratory expenses for the first six months were $63 million before tax, $9 million lower than last year.

Results for the second quarter of 2000 included a special benefit of $80 million for net gains on the sale of non-core producing properties and a special charge of $14 million for net losses resulting from the Erskine pipeline interruption in the U.K. North Sea.


     Refining, Marketing and Distribution
                                                                          For the six months          For the three months
         United States                                                     ended June 30,                ended June 30,
                                                                          -------------------         --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Operating income before special items                             $234            $93          $196            $80
        Special items                                                       --            (30)           --            (35)
                                                                          ----            ---          ----            ---
        Operating income                                                  $234            $63          $196            $45
                                                                          ====            ===          ====            ===

U.S. refining, marketing and distribution earnings improved dramatically as compared with last year for both the second quarter and first six months.

Motiva's earnings for the second quarter and first six months of 2001 benefited from significantly improved refining margins and high refinery run rates in an environment of tight supplies and industry refinery maintenance. In marketing, margins improved materially in the second quarter and results were slightly higher for the year.

During the second quarter and first six months of 2001, Equilon's earnings improved due to substantially higher refining margins and improved refinery operations. Maintenance activity in 2001 decreased from 2000 levels. Earnings also benefited from higher lubricant margins, strong trading results and higher utilization of proprietary pipelines. These improvements were reduced by extremely high West Coast utilities expenses. Marketing earnings for Equilon declined from last year due to depressed fuel marketing margins as pump prices lagged increases in supply costs in a very competitive market. This was especially true in the Los Angeles area where retail fuel margins were under intense pressure. Marketing margins began to strengthen significantly in mid-May and remained strong for the rest of the quarter.

Results for the first six months of 2000 included a second quarter special charge of $31 million for the loss on the sale of the Wood River refinery, a charge for a patent litigation issue of $17 million, including $4 million in the second quarter, and a first quarter gain of $18 million for an employee benefits revision.

                                                                          For the six months          For the three months
         International                                                     ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Operating income before special items                             $150           $153           $62            $90
        Special items                                                       --            (12)           --             --
                                                                          ----           ----           ---            ---
        Operating income                                                  $150           $141           $62            $90
                                                                          ====           ====           ===            ===

International refining and marketing earnings for the second quarter of 2001 declined from last year. Operating results decreased significantly in Europe due to weak U.K. marketing margins, which were depressed by our inability to recover higher supply costs in the marketplace. European refining earnings were comparable with last year. In the Asia Pacific area, lower refining margins and trading results negatively impacted earnings. Overall results in Latin America were in line with last year, with improved refining earnings but lower marketing results.

Results for the first six months of 2001 declined slightly. European earnings decreased substantially from weak markets, particularly in the U.K. The inability to recover increased supply costs in the marketplace resulted in depressed marketing margins. Lower sales volumes and unscheduled maintenance negatively impacted refining results. Earnings increased in the Asia Pacific area from improved marketing margins and higher trading results. Operations in Latin America improved with higher refining margins in Panama. However, lower sales volumes and the weakening of the local currency in Brazil caused marketing results to decline.

Results for 2000 included a first quarter special charge of $12 million for employee separation costs. See the section entitled Reorganizations, Restructurings and Employee Separation Programs on page 15 of this Form 10-Q for additional information.

GLOBAL GAS, POWER AND ENERGY TECHNOLOGY

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Operating income                                                   $23            $20           $18          $ --
                                                                           ===            ===           ===          ==

During the second quarter and the first six months of 2001, operating results benefited from improved natural gas margins, sales of services which assist customers in managing risk, and expanded storage and transportation activities. Results also benefited from power projects in Indonesia and Thailand. Operating results were negatively impacted by expenses for a new gasification project in Singapore and higher fuel expense for the cogeneration facilities.


OTHER BUSINESS UNITS

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Operating loss before special items                              $(12)          $ (2)        $  (9)           $ (2)
        Special items                                                     (25)            --           (25)             --
                                                                         ----           ----          ----            ----
        Operating loss                                                   $(37)          $ (2)         $(34)           $ (2)
                                                                         ====           ====          ====            ====

Our other business units mainly includes our insurance operations and E-Business activities. Results before special items were lower than last year due to higher costs associated with E-Business activities.

Results for the second quarter of 2001 included a special charge of $25 million for write-downs associated with selected E-Business investments, including our investment in PetroCosm, a procurement marketplace, which ceased operations. These impairments were caused by management's assessment of current technology market conditions which indicated that the declines in value of these investments were other than temporary.


CORPORATE/NON-OPERATING

                                                                          For the six months          For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
        Results before special items                                     $(247)        $(263)         $(123)         $(115)
        Special items                                                      (11)           39             (8)            (7)
                                                                         -----         -----          -----          -----
        Total Corporate/Non-operating                                    $(258)        $(224)         $(131)         $(122)
                                                                         =====         =====          =====          =====

Corporate and non-operating results before special items improved for the first six months of 2001 as a result of lower interest rates and average debt levels, and lower overhead expenses. Corporate expenses for the second quarter were slightly higher than the second quarter of last year due to lower tax benefits on overhead and interest.

Results for the first six months of 2001 included a special charge of $11 million, including $8 million in the second quarter, for costs associated with the proposed merger with Chevron. Results for 2000 included a first quarter special benefit of $46 million for favorable income tax settlements in the quarter and a second quarter special charge of $7 million for the early extinguishment of debt associated with the anticipated sale of an offshore producing facility in the U.K. North Sea.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash, cash equivalents and short-term investments were $212 million at June 30, 2001, compared with $253 million at year-end 2000.

During the first six months of 2001, strong earnings from our operations provided cash of $2.1 billion. We also had cash inflows of $120 million from asset sales and $224 million from net borrowings. We spent $1,477 million on our capital investment program, paid $569 million in common, preferred and minority interest dividends and used $300 million to redeem our Market Auction Preferred Shares.

As of June 30, 2001, our ratio of total debt to total borrowed and invested capital was 32.8%, compared with 33.7% at year-end 2000. At June 30, 2001, our long-term debt included $2,564 million of debt scheduled to mature within one year, which we have both the intent and ability to refinance on a long-term basis. As of June 30, 2001, we maintained, but did not use, $2,575 million in revolving credit facilities that provide liquidity and support our commercial paper program.

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


CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------

Capital and exploratory expenditures, including our share of affiliates, were $1,776 million for the first six months of 2001 compared with $1,769 million for the same period last year.

Led by a 30 percent increase in the U.S., upstream expenditures increased more than nine percent from 2000 levels. Investment continued to focus on drilling and workover activity in New Orleans and the Permian Basin. Internationally, development work continued in the Hamaca heavy oil project in Venezuela, the Agbami field offshore Nigeria and the Malampaya natural gas project in the Philippines. In Kazakhstan, development work continued in Karachaganak and in North Buzachi, where phase two appraisal drilling was recently completed.

U.S. downstream expenditures were higher than last year as a result of increased marketing development and refinery projects. Internationally, spending slowed with lower marketing investments in the Caribbean and Central America.

Global gas, power and energy technology spending for 2001 included a 50 percent investment in the Sunrise Power Project, which is jointly owned with Edison International Company. Overall spending for global gas, power and energy technology decreased from last year due to the completion of projects in Thailand and Singapore and the 2000 purchase of a 20 percent interest in Energy Conversion Devices, Inc., an alternate energy technology company.

CALIFORNIA POWER SITUATION
--------------------------

The electric utility deregulation plan adopted by the state of California in 1996 required utilities to dispose of a portion of their power generation assets. That plan further provided that utilities that serve California purchase power on the open market, and, in turn, sell power to the retail customers at capped rates. During the fourth quarter of 2000, and continuing in the first quarter of 2001, California's power and gas markets experienced significant price volatility. This commodity volatility exposed the California utilities to significantly higher prices for power purchases, which could not be fully recovered through rates charged to their customers. As a result, the utilities have failed to pay some of their suppliers for certain power deliveries in the last quarter of 2000 and the first quarter of 2001, and one of the utilities, Pacific Gas & Electric Company (PG&E), has filed for protection under Chapter 11 of the bankruptcy laws. As both supplier to and purchaser from the utility companies, Texaco has financial and operational exposure in California. While the possible outcomes for the California utility situation remain uncertain, we believe that they will not have a material adverse impact on our financial condition or results of operations. Our principal exposure is the risk of non-recovery of outstanding receivables held by our 50%-owned affiliates for power sales to PG&E and Southern California Edison Company (SCE) under long-term Qualifying Facility (QF) contracts. As of June 30, 2001, these receivables in the aggregate approximated $55 million from PG&E and $254 million from SCE (Texaco share: $28 million and $127 million, respectively). The affiliates are receiving payment in full on current sales to both utilities, and expect to ultimately recover substantially all QF receivables.


CHEVRON-TEXACO MERGER
---------------------

Chevron's merger with Texaco is expected to be completed within the twelve-month timeframe envisioned when the transaction was announced in October 2000. Remaining conditions include the receipt of necessary regulatory clearances and approval by Texaco and Chevron stockholders. The merger is expected to qualify as a "pooling of interests," which means that the companies will be treated as if they had always been combined for accounting and financial reporting purposes.


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

We use derivative financial instruments, such as futures, forwards, options and swaps, in managing these risks. There were no material changes during the first six months of 2001 in our exposures to loss from possible future changes in the price of crude oil, natural gas and petroleum products, the value of foreign currencies in relation to the U. S. dollar or interest rates.

During the first six months of 2001, the notional amount of interest rate swaps having variable rate exposure decreased by $755 million. During the same period, our variable rate debt increased approximately $900 million.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

We have provided information about legal proceedings pending against Texaco in
Note 8 to the Consolidated Financial Statements of this Form 10-Q, in Item 1 of our first quarter 2000 Form 10-Q and in Item 3 of our 2000 Annual Report on Form 10-K. Note 8 of this Form 10-Q, Item 1 of our first quarter 2000 Form 10-Q and
Item 3 of our 2000 Form 10-K are incorporated here by reference.

The Securities and Exchange Commission ("SEC") requires us to report proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment. None of these proceedings is material to our business or financial condition. Following is a brief description of a Notice of Violation that was issued during the second quarter of 2001.

o On or about June 12, 2001, Region IX of the United States Environmental Protection Agency issued a Notice of Violation to Texaco California Inc.
   (TCI) and Texaco Exploration and Production Inc. (TEPI) alleging violations of the Clean Air Act for failure to install pollution control equipment on certain facilities in the Midway-Sunset and Kern River Oil Fields in Kern County, California. TCI and TEPI have negotiated a settlement of these claims in the form of a Consent Decree that is presently subject to public comment and court approval. Under the terms of the proposed Consent Decree, TCI and TEPI have agreed to install vapor recovery equipment at certain facilities in the Midway-Sunset and Kern River Oil Fields based upon an agreed upon schedule and pay a civil penalty in the amount of $568,000, plus accrued interest. A civil complaint and the proposed Consent Decree were lodged with the United States District Court in Fresno, California on July 16, 2001.


 Item 5. Other Information
 -------------------------

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                          2001          2000           2001          2000
                                                                          ----          ----           ----          ----
                                                                                        (Millions of dollars)
                                                                                             (Unaudited)

CAPITAL AND EXPLORATORY EXPENDITURES
------------------------------------
   Exploration and production
         United States                                                  $  500         $  384        $  286         $  209
         International                                                     878            879           461            526
                                                                        ------         ------        ------         ------
           Total                                                         1,378          1,263           747            735
                                                                        ------         ------        ------         ------
   Refining, marketing and distribution
         United States                                                     151            136            88             71
         International                                                     122            141            70             41
                                                                        ------         ------        ------         ------
           Total                                                           273            277           158            112
                                                                        ------         ------        ------         ------

   Global gas, power and energy technology                                 120            184           108            156
                                                                        ------         ------        ------         ------
         Total segments                                                  1,771          1,724         1,013          1,003
   Other business units                                                      5             45             2             42
                                                                        ------         ------        ------         ------
           Total                                                        $1,776         $1,769        $1,015         $1,045
                                                                        ======         ======        ======         ======
   Exploratory expenses included above
         United States                                                  $   49         $   41        $   17         $   22
         International                                                      63             72            46             38
                                                                        ------         ------        ------         ------
           Total                                                        $  112         $  113        $   63         $   60
                                                                        ======         ======        ======         ======

                                     - 18 -

                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                        -------------------           --------------------
                                                                         2001            2000         2001            2000
                                                                         ----            ----         ----            ----
                                                                                             (Unaudited)
OPERATING DATA
--------------
EXPLORATION AND PRODUCTION
--------------------------

United States
-------------
     Net production of crude oil and natural
         gas liquids (MBPD)                                                325            371           325            364
     Net production of natural gas - available
         for sale (MMCFPD)                                               1,246          1,355         1,237          1,349
                                                                        ------         ------        ------         ------

         Total net production (MBOEPD)                                     533            597           531            589

     Natural  gas sales (MMCFPD)                                         4,526          3,724         4,426          4,054

     Average U.S. crude (per bbl)                                       $23.42         $24.67        $22.51         $24.90
     Average U.S. natural gas (per mcf)                                 $ 5.86         $ 2.86        $ 4.48         $ 3.28
     Average WTI (Spot) (per bbl)                                       $28.29         $28.94        $27.88         $28.97
     Average Kern (Spot) (per bbl)                                      $20.69         $23.00        $21.48         $23.17

International
-------------
     Net production of crude oil and natural
         gas liquids (MBPD)
         Europe                                                            116            120           112             98
         Indonesia                                                         128            124           123            124
         Partitioned Neutral Zone                                          147            135           147            136
         Other                                                              52             68            50             64
                                                                        ------         ------        ------         ------
              Total                                                        443            447           432            422
     Net production of natural gas - available
         for sale (MMCFPD)
         Europe                                                            233            248           200            205
         Colombia                                                          206            197           210            188
         Other                                                             190            148           192            145
                                                                        ------         ------        ------         ------
              Total                                                        629            593           602            538
                                                                        ------         ------        ------         ------

         Total net production (MBOEPD)                                     548            546           532            512

     Natural gas sales (MMCFPD)                                            645            626           618            567

     Average International crude (per bbl)                              $22.10         $23.47        $22.58         $23.64
     Average International natural gas (per mcf)                        $ 1.90         $ 1.46        $ 1.78         $ 1.44
     Average U.K. natural gas (per mcf)                                 $ 3.24         $ 2.32        $ 2.84         $ 2.27
     Average Colombia natural gas (per mcf)                             $ 1.44         $ 1.03        $ 1.47         $ 1.12

Worldwide
---------
     Total worldwide net production (MBOEPD)                             1,081          1,143         1,063          1,101


                                                                         For the six months           For the three months
                                                                           ended June 30,                ended June 30,
                                                                         -------------------          --------------------
                                                                         2001           2000          2001            2000
                                                                         ----           ----          ----            ----
                                                                                            (Unaudited)

OPERATING DATA
--------------

Refining, Marketing and Distribution
------------------------------------

United States
-------------
     Refinery input (MBPD)
         Equilon area                                                      200            286           202            295
         Motiva area                                                       313            270           317            279
                                                                         -----          -----          -----         -----
              Total                                                        513            556           519            574

     Refined product sales (MBPD)
         Equilon area                                                      676            725           700            760
         Motiva area                                                       434            353           450            365
         Other                                                             367            318           361            344
                                                                         -----          -----          -----         -----
              Total                                                      1,477          1,396         1,511          1,469


International
-------------
     Refinery input (MBPD)
         Europe                                                            371            375            376           385
         Caltex area                                                       361            354           356            361
         Latin America/West Africa                                          70             58            74             64
                                                                         -----          -----          -----         -----
         Total                                                             802            787           806            810

     Refined product sales (MBPD)
         Europe                                                            671            626            687           616
         Caltex area                                                       520            555            517           530
     Latin America/West Africa                                             487            457            474           466
     Other                                                                 196             92            209            91
                                                                         -----          -----          -----         -----
     Total                                                               1,874          1,730          1,887         1,703


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  Exhibits

     --     (12)  Computation of Ratio of Earnings to Fixed Charges of Texaco
                  on a Total Enterprise Basis.

     --     (20) Copy of Texaco Inc.'s Annual Report on Form 10-K for the
                 fiscal year ended December 31, 2000 (including portions of Texaco Inc.'s Annual Report to Stockholders for the year 2000), dated March 26, 2001 (amended by Form 10-K/A filed on May 18,
                 2001), and a copy of Texaco Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, dated May 14, 2001, all incorporated herein by reference, SEC File No. 1-27.

(b)  Reports on Form 8-K:

     During the second quarter of 2001, we filed a Current Report on Form 8-K for the following event:

     1.  April 26, 2001

          Item 5. Other Events -- reported that Texaco issued an Earnings Press Release for the first quarter of 2001.

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




                                                                 Texaco Inc.
                                                           ---------------------
                                                                (Registrant)




                                                    By:      George J. Batavick
                                                           ---------------------
                                                               (Comptroller)




                                                    By:        Michael H. Rudy
                                                           ---------------------
                                                                 (Secretary)




Date:    August 9, 2001
         --------------